Form 10-Q
period 1996-03-31
NATIONAL TAX CREDIT INVESTORS II
filed 1996-05-17
CIK 859921

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                        FOR QUARTER ENDED MARCH 31, 1996

                         COMMISSION FILE NUMBER 33-33216

                        NATIONAL TAX CREDIT INVESTORS II

                        A CALIFORNIA LIMITED PARTNERSHIP

                  I.R.S. EMPLOYER IDENTIFICATION NO. 93-1017959

                         9090 Wilshire Blvd., Suite 201
                           Beverly Hills, Calif. 90211

                         Registrant's Telephone Number,
                       Including Area Code (310) 278-2191

                        Securities Registered Pursuant to
                        Section 12(b) or 12(g) of the Act

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed with the Commission by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X    No
                                     ---      ---

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1996




PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements

           Balance Sheets, March 31, 1996 and December 31, 1995...............1

           Statements of Operations
                   Three Months Ended March 31, 1996 and 1995.................2

           Statement of Partners' Equity
                   Three Months Ended March 31, 1996..........................3

           Statements of Cash Flows
                   Three Months Ended March 31, 1996 and 1995.................4

           Notes to Financial Statements .....................................5

   Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations .......................10


PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings..................................................13

   Item 6. Exhibits and Reports on Form 8-K ..................................13

   Signatures ................................................................14

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995


                                     ASSETS

                                                              1996              1995
                                                           (Unaudited)        (Audited)
                                                           -----------       -----------
INVESTMENTS IN LIMITED PARTNERSHIPS
    (Notes 1 and 2)                                        $35,037,808       $36,116,847

CASH AND CASH EQUIVALENTS (Note 1)                             399,282           731,131

RESTRICTED CASH (Note 3)                                       205,274           205,274
                                                           -----------       -----------

          TOTAL ASSETS                                     $35,642,364       $37,053,252
                                                           ===========       ===========


                    LIABILITIES AND PARTNERS' EQUITY


LIABILITIES:
     Accrued fees due to partners (Notes 5 and 7)          $   811,272       $   687,768
     Capital contributions payable (Note 4)                    356,985           356,985
     Accounts payable and accrued expenses                      74,650           168,275
                                                           -----------       -----------
                                                             1,242,907         1,213,028
                                                           -----------       -----------

CONTINGENCIES (Note 6)

PARTNERS' EQUITY                                            34,399,457        35,840,224
                                                           -----------       -----------

           TOTAL LIABILITIES AND PARTNERS' EQUITY          $35,642,364       $37,053,252
                                                           ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                   (Unaudited)




                                                  1996                1995
                                               -----------        -----------
INTEREST INCOME                                $     7,491        $    19,239
                                               -----------        -----------

OPERATING EXPENSES:
     Management fees - partners (Note 5)           191,153            191,153
     General and administrative (Note 5)            43,023             27,944
     Legal and accounting                           37,082             80,907
                                               -----------        -----------

     Total operating expenses                      271,258            300,004
                                               -----------        -----------

LOSS FROM PARTNERSHIP OPERATIONS                  (263,767)          (280,765)

EQUITY IN LOSS OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ACQUISITION COSTS (Note 2)              (1,177,000)        (1,252,420)
                                               -----------        -----------

NET LOSS                                       $(1,440,767)       $(1,533,185)
                                               ===========        ===========

NET LOSS PER LIMITED
     PARTNERSHIP INTEREST (Note 1)             $       (20)       $       (21)
                                               ===========        ===========


     The accompanying notes are an integral part of these financial statemen

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)
                        THREE MONTHS ENDED MARCH 31, 1996

                                   (Unaudited)


                                         General             Limited
                                         Partners            Partners             Total
                                       ------------        ------------        ------------
PARTNERSHIP INTERESTS
   March 31, 1996                                                72,404
                                                           ============

PARTNERS' EQUITY (DEFICIENCY),
   January 1, 1996                     $   (270,522)       $ 36,110,746        $ 35,840,224

   Net loss for the three months
   ended March 31, 1996                     (14,408)         (1,426,359)         (1,440,767)
                                       ------------        ------------        ------------
PARTNERS' EQUITY (DEFICIENCY),
   March 31, 1996                      $   (284,930)       $ 34,684,387        $ 34,399,457
                                       ============        ============        ============


    The accompanying notes are an integral part of these financial statements

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                   (Unaudited)

                                                                      1996                1995
                                                                   -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $(1,440,767)       $(1,533,185)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
        Equity in loss of limited partnerships
            and amortization of acquisition costs                    1,177,000          1,252,420
         Decrease in other receivables                                       0             15,095
         Increase (decrease) in:
            Accounts payable and accrued expenses                      (93,625)            26,578
            Accrued fees due to partners                               123,504            164,084
                                                                   -----------        -----------

         Net cash used in operating activities                        (233,888)           (75,008)
                                                                   -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in limited partnerships:
     Capital contributions                                            (143,687)                 0
     Capitalized acquisition costs and fees                                  0            (13,797)
     Distributions recognized as a return of capital                    45,726             77,449
  Decrease in capital contributions payable                                  0            (12,696)
  Maturity of short-term investments                                         0          1,000,000
                                                                   -----------        -----------


         Net cash provided by (used in) investing activities           (97,961)         1,050,956
                                                                   -----------        -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                    (331,849)           975,948

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         731,131            426,702
                                                                   -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $   399,282        $ 1,402,650
                                                                   ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         GENERAL

         The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 1995 prepared by National Tax Credit Investors II (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

         In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and the results of operations and changes in cash flow for the three months then ended.

         ORGANIZATION

         The Partnership was formed under the California Revised Limited Partnership Act on January 12, 1990. The Partnership was formed to invest primarily in other limited partnerships ("Local Partnerships") which own and operate multifamily housing complexes that are eligible for low income housing tax credits. ("Tax Credits"). The general partner of the Partnership (the "General Partner") is National Partnership Investments Corp. ("NAPICO"), a California corporation. The special limited partner of the Partnership (the "Special Limited Partner") is PaineWebber TC Partners, L.P., a Virginia limited partnership.

         The Partnership offered up to 100,000 units of limited partnership interests ("Units") at $1,000 per Unit. The offering terminated on April 22, 1992, at which date a total of 72,404 Units had been sold amounting to $72,404,000 in capital contributions. Offering expenses of $9,412,868 were incurred in connection with the sale of such limited partner interests.

         The General Partner has a one percent interest in operating profits and losses of the Partnership. The limited partners will be allocated the remaining 99 percent interest in proportion to their respective investments.

         The Partnership shall continue in full force and in effect until December 31, 2030 unless terminated earlier pursuant to the terms of its Amended and Restated Agreement of Limited Partnership (a "Partnership Agreement") or operation of law.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1996


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         METHOD OF ACCOUNTING FOR INVESTMENT IN LIMITED PARTNERSHIPS

         The Partnership's investment in Local Partnerships are accounted for on the equity method. Acquisition, selection and other costs related to the Partnership's investments are capitalized and are being amortized on a straight line basis over the estimated lives of the underlying assets, which is generally 30 years. Acquisition, selection and other costs related to Local Partnerships for which the Partnership has not consummated its investment, have been expensed currently.

         NET LOSS PER LIMITED PARTNERSHIP INTEREST

         Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the weighted average number of limited partnership interests outstanding during the year. The weighted average number of limited partner interests was 72,404 for the periods presented.

         CASH AND CASH EQUIVALENTS

         The Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

         INCOME TAXES

         No provision has been made for income taxes in the accompanying financial statements since such taxes, if any, are the responsibility of the individual partners.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

         The Partnership holds limited partnership interests in 37 local partnerships (the "Local Partnerships"). As a limited partner of the Local Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their properties (the "Apartment Complexes"). The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

         At March 31, 1996, the Local Partnerships own residential projects consisting of 3,715 apartment units.

         The Partnership, as a limited partner, is generally entitled to 99 percent of the operating profits and losses of the Local Partnerships. National Tax Credit, Inc. II ("NTC-II") an affiliate of the General Partner, serves either as a special limited partner or non-managing administrative general partner in which case it receives .01 percent of operating profits and losses of the Local Partnership, or as the Local Operating General Partner of the Local Partnership in which case it is entitled to .09 percent of the operating profits and losses of the Local Partnership. The Partnership is generally entitled to receive 50 percent of the net cash flow generated by the Apartment Complexes, subject to repayment of any loans made to the Local Partnerships (including loans made by NTC-II or an affiliate), repayment for funding of development deficit and operating deficit guarantees by the Local Operating General Partners or their affiliates (excluding NTC-II and its affiliates), and certain priority payments to the Local Operating General Partners other than NTC-II or its affiliates.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1996


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

         The Partnership's allocable share of losses from Local Partnerships are recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero will not be recognized.

         Distributions received by the Partnership from the Local Partnerships are accounted for as a return of capital until the investment balance is reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions received will be recognized as income.

         The following is a summary of the investments in Local Partnerships as of March 31, 1996:

           Balance, beginning of period                                 $ 36,116,847
           Equity in losses of limited partnerships                      (1,121,.000)
           Capital contributions to limited partnerships                     143,687
           Distributions recognized as a return of capital                   (45,726)
           Amortization of capitalized acquisition costs and fees            (56,000)
                                                                        ------------

           Balance, end of period                                       $ 35,037,808
                                                                        ============

NOTE 3 - RESTRICTED CASH

         Restricted cash represents funds in escrow to be used, to fund operating deficits, if any, of one of the Local Partnership, as defined in the Local Partnership Agreement.

NOTE 4 - CAPITAL CONTRIBUTIONS PAYABLE

         Capital contributions payable represent amounts which are due at various times based on conditions specified in the respective Local Partnership agreements. The capital contributions payable unsecured and non-interest bearing. These amounts are generally due upon the Local Partnership achieving certain operating or financing benchmarks and are expected to be paid generally within three years of the Partnership's original investment date.

NOTE 5 - RELATED-PARTY TRANSACTIONS

         Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner and the Special Limited Partner for the following fees:

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1996

NOTE 5 - RELATED-PARTY TRANSACTIONS (CONTINUED)

         (a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner and Special Limited Partner. For the three months ended March 31, 1996 and 1995, approximately $191,000 has been expensed. The unpaid balance at March 31, 1996 is approximately $811,000.

         (b) A property disposition fee is payable to the General Partner in an amount equal to the lesser of (i) one-half of the competitive real estate commission that would have been charged by unaffiliated third parties providing comparable services in the area where the apartment complex is located, or (ii) 3 percent of the sale price received in connection with the sale or disposition of the apartment complex or local partnership interest, but in no event will the property disposition fee and all amounts payable to affiliated real estate brokers in connection with any such sale exceed in the aggregate, the lesser of the competitive rate (as described above) or 6 percent of such sale price. Receipt of the property disposition fee will be subordinated to the distribution of sale or refinancing proceeds by the Partnership until the limited partners have proceeds in an aggregate amount equal to (i) their 6 percent priority return for any year not theretofore satisfied (as defined in the Partnership Agreement) and (ii) an amount equal to the aggregate adjusted investment (as defined in the Partnership Agreement) of the limited partners. No disposition fees have been paid.

         (c) The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was $9,678 for the three months ended March 31, 1996 and 1995, and is included in general and administrative expenses.

         NTC II is the Local Operating General Partner in four of the Partnership's 37 Local Partnerships. In addition, NTC II is either a special limited partner or an administrative general partner in the other Local Partnerships.

         An affiliate of the General Partner is currently managing four properties owned by Local Partnerships. Local Partnerships pay the affiliate property management fees in the amount of 5 percent of their gross rental revenues. The amounts paid were $32,818 and $15,359 for the three months ended March 31, 1996 and 1995, respectively.

NOTE 6 - CONTINGENCIES

         The General Partner of the Partnership is a plaintiff in various lawsuits and has also been named a defendant in other lawsuits arising from transactions in the ordinary course of business. In addition, the Partnership was involved in the following lawsuit. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

         Michigan Beach/City of Chicago Litigation. The City of Chicago (the "City") filed a complaint against the Michigan Beach Local Partnership and others in an action know as The City of Chicago v. Michigan Beach Housing Cooperative, et al., No. 91 CH 5558 (the "Litigation"). The complaint alleged, among other things, that Michigan Beach is in default on a junior mortgage held by the City and that the prior owners of Michigan Beach fraudulently induced the City to enter into the second mortgage. The complaint also alleged that Michigan Beach's acquisition of the property was a fraudulent conveyance, and that, accordingly, the City can look to the property to satisfy any judgment it may get on its fraud claim against the prior owner. The court granted summary judgment against the City

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1996



NOTE 6 - CONTINGENCIES (CONTINUED)

         on all counts by order dated January 26, 1996. The City filed a notice of appeal. NTCI intends to vigorously defend the appeal. It is not possible, however, to predict the outcome of the Litigation. The Partnership's investment in Michigan Beach is approximately $1,796,000 at March 31, 1996. The Partnership also has a counterclaim against the City, which remains pending, for the City's refusal to consent to the refinancing of the Michigan Beach property.

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. The operations generated by the investee limited partnerships, which accounts for the Partnership's primary source of revenues, are subject to various government rules, regulations and restrictions which make it impracticable to estimate the fair value of the accrued fees due to partners. The carrying amount of other assets and liabilities reported on the balance sheets that require such disclosure approximates fair value due to their short-term maturity.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1996


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

         CAPITAL RESOURCES AND LIQUIDITY

         The Partnership raised $72,404,000 from investors by a public offering. The Partnership's public offering ended April 22, 1992. The proceeds have been used to invest in Local Partnerships which own and operate Apartment Complexes that are eligible for Tax Credits.

         It is not expected that any of the Local Partnerships in which the Partnership invests will generate cash from operations sufficient to provide distributions to the Limited Partners in any material amount. Such cash from operations, if any, would first be used to meet operating expenses of the Partnership. The Partnership's investments will not be readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner.

         RESULTS OF OPERATIONS

         In general, in order to avoid recapture of Housing Tax Credits, the Partnership does not expect that it will dispose of its Local Partnership Interests or approve the sale by a Local Partnership of any Apartment Complex prior to the end of the applicable 15-year Compliance Period. Because of (i) the nature of the Apartment Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the inability of the Partnership to directly cause the sale of Apartment Complexes by local general partners, but generally only to require such local general partners to use their respective best efforts to find a purchaser for the Apartment Complexes, it is not possible at this time to predict whether the liquidation of substantially all of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the partnership agreement will be able to be accomplished promptly at the end of the 15-year period. If a Local Partnership is unable to sell an Apartment Complex, it is anticipated that the local general partner will either continue to operate such Apartment Complex or take such other actions as the local general partner believes to be in the best interest of the Local Partnership. In addition, circumstances beyond the control of the General Partner may occur during the Compliance Period which would require the Partnership to approve the disposition of an Apartment Complex prior to the end of the Compliance Period.

         Except for interim investments in highly liquid debt investments, the Partnership's investments are entirely interests in other Local Partnerships owning Apartment Complexes. Funds temporarily not required for such investments in projects are invested in these highly liquid debt investments earning interest income as reflected in the statements of operations. These interim investments can be easily converted to cash to meet obligations as they arise.

         The Partnership, as a Limited Partner in the Local Partnerships in which it has invested, is subject to the risks incident to the construction, management, and ownership of improved real estate. The Partnership investments are also subject to adverse general economic conditions, and accordingly, the status of the national economy, including substantial unemployment and concurrent inflation, could increase vacancy levels, rental payment defaults, and operating expenses, which in turn, could substantially increase the risk of operating losses for the Apartment Complexes.

         The Partnership accounts for its investments in the Local Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Partnerships.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1996


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS (CONTINUED)

         RESULTS OF OPERATIONS

         Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

         The Partnership's income consists primarily of interest income earned on certificates of deposit and other temporary investment of funds not required for investment in Local Partnerships.

         Operating expenses consist primarily of recurring general and administrative expenses and professional fees for services rendered to the Partnership. In addition, an annual partnership management fee in an amount equal to 0.5 percent of invested assets is payable to the General Partner and Special Limited Partner. The management fee represents the annual recurring fee which will be paid to the partners for their continuing management of Partnership affairs.

         The Palms Springs View property, a 119-unit apartment complex located in Palm Springs, California, operated at a deficit of approximately $203,000 for the year ended December 31, 1995. The deficit has been attributable to a soft local rental market and high leverage. The property is encumbered by a mortgage note insured by the United States Department of Housing and Urban Development (HUD) which matures in August 2030. The Local Partnership was in default on the monthly principal and interest installment payments during 1995. In January 1996, HUD paid to the lender a "partial payment of insurance claim", which modified the mortgage note, including a reduction of the interest rate and the creation of a second deed of trust to HUD with required payments restricted to a proportion of available property cash flow. The completion of the partial payment of insurance claim, in addition to the application of reserve funds already held by the lender, served to cure the default. The Local Operating General Partner of the Local Partnership anticipates that due to the reduction of the required monthly debt service payment, the property will attain breakeven operations during 1996.

         In December 1993, Local Partnership, PSVA Joint Venture, was admitted as an additional limited partner of the Palm Springs Local Partnership by its acquisition of 49% of the existing limited partner's 99% ownership interest. In exchange for the ownership interest, the additional limited partner originally agreed to invest $577,200, which was to be paid in seventy-eight installments of $7,400 per month. In January 1996, in conjunction with the partial payment of insurance claim, the additional limited partner made a lump-sum contribution of $150,000 in lieu of the payment of the twenty-four installments payable during 1996 and 1997.

         The Parkwood Landing Local Partnership obtained permanent financing of $4,700,000 in October 1994, the proceeds of which were used to repay the then-outstanding construction loan in the amount of $6,386,000. The remaining outstanding loan balance was paid primarily with the Partnership's investment of the second and third capital contributions (approximately $1,200,000 and $400,000, respectively), with the remainder being funded by the Local Operating General Partner. Pursuant to a letter agreement dated October 13, 1994 between the Partnership and the Local Operating General Partner, the third capital contribution was advanced in order to facilitate the funding of the permanent loan. This capital contribution bears interest at the prime rate of plus 2% per annum, and the interest was to be due and payable upon the earlier of June 30, 1995 or the attainment of Rental Achievement.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1996


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS (Continued)

         The Michigan Beach property, a 240-unit apartment complex located in Chicago, Illinois, operated at a deficit of approximately $215,000 for the year ended December 31, 1995. The deficit has been attributable to a soft local rental market, high leverage and deferred maintenance.

         In consideration of the Partnership's advance of the third capital contribution, the Local Operating General Partner agreed to redefine the benchmarks of the fourth and final capital contribution of $355,909 so as to be payable in two separate installments. The final capital contribution shall now be payable in two installments: (a) $100,000 upon the attainment of breakeven operations and 95% occupancy for six consecutive months, as defined in the letter agreement, and (b) $255,909 upon an additional three months of breakeven operations and 95% occupancy. In addition, the management agent, which is an affiliate of the Local Operating General Partner, shall subordinate its property management fees in the event the project operates at a deficit during the guaranty period. As of March 31, 1996, Rental Achievement has not been attained and the accrued interest on the capital contributions has not yet been paid.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1996

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As of March 31, 1996, NTCI-II's General Partner was a plaintiff or a defendant in several suits. None of these suits were related to NTCI-II.

In addition, one of the Local Partnerships is involved in the following lawsuit:

Michigan Beach/City of Chicago Litigation. The City of Chicago (the "City") filed a complaint against the Michigan Beach Local Partnership and others in an action know as The City of Chicago v. Michigan Beach Housing Cooperative, et al., No. 91 CH 5558 (the "Litigation"). The complaint alleged, among other things, that Michigan Beach is in default on a junior mortgage held by the City and that the prior owners of Michigan Beach fraudulently induced the City to enter into the second mortgage. The complaint also alleged that Michigan Beach's acquisition of the property was a fraudulent conveyance, and that, accordingly, the City can look to the property to satisfy any judgment it may get on its fraud claim against the prior owner. The Michigan Beach Local Partnership filed a counterclaim against the City for interfering with the Local Partnership's efforts to modify the first mortgage loan on the property. The court granted summary judgment against the City on all counts of the City's Complaint by order dated January 26, 1996. The City filed a notice of appeal and prosecute its counterclaim. NTCI intends to vigorously defend the appeal. The Local Partnership's counterclaim is still pending. It is not possible, however, to predict the outcome of the Litigation. The Partnership's investment in Michigan Beach is estimated at $1,796,000 at March 31, 1996.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) No exhibits are required per the provision of Item 1 of regulation S-K.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1996

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NATIONAL TAX CREDIT INVESTORS II
                                    (a California limited partnership)


                                    By:   National Partnership Investments Corp.
                                          General Partner


                                    Date: ______________________________________



                                    By:   ______________________________________
                                          Bruce Nelson
                                          President



                                    Date: ______________________________________



                                    By:   ______________________________________
                                          Shawn Horwitz
                                          Executive Vice President and
                                          Chief Financial Officer