Form 10-Q
period 1996-06-30
NATIONAL TAX CREDIT INVESTORS II
filed 1996-08-19
CIK 859921

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

                        FOR QUARTER ENDED JUNE 30, 1996

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1996




PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements

                Balance Sheets, June 30, 1996 and December 31, 1995   . . .  1

                Statements of Operations
                     Six and Three Months Ended June 30, 1996 and 1995  . .  2

                Statement of Partners' Equity (Deficiency),
                     Six Months Ended June 30, 1996   . . . . . . . . . . .  3

                Statements of Cash Flows
                     Six Months Ended June 30, 1996 and 1995  . . . . . . .  4

                Notes to Financial Statements   . . . . . . . . . . . . . .  5

       Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations    . . . . . . . . 10


PART II.  OTHER INFORMATION

       Item 1.  Legal Proceedings   . . . . . . . . . . . . . . . . . . . . 13

       Item 6.  Exhibits and Reports on Form 8-K    . . . . . . . . . . . . 13

       Signatures . . . . . . . . . . . . . .   . . . . . . . . . . . . . . 14

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      JUNE 30, 1996 AND DECEMBER 31, 1995


                                     ASSETS

                                                          1996              1995
                                                      (Unaudited)        (Audited)
                                                      ------------      ------------
INVESTMENTS IN LIMITED PARTNERSHIPS
    (Notes 1 and 2)                                 $  33,665,956     $  36,116,847

CASH AND CASH EQUIVALENTS (Note 1)                        351,444           731,131

RESTRICTED CASH (Note 3)                                  205,274           205,274

OTHER ASSETS                                              136,395            -

                                                      ------------      ------------

          TOTAL ASSETS                              $  34,359,069     $  37,053,252
                                                      ============      ============


                          LIABILITIES AND PARTNERS' EQUITY


LIABILITIES:
     Accrued fees due to partners (Notes 5 and 7)   $     978,894     $     687,768
     Capital contributions payable (Note 4)               356,985           356,985
     Accounts payable and accrued expenses                 45,886           168,275
                                                      ------------      ------------
                                                        1,381,765         1,213,028
                                                      ------------      ------------

CONTINGENCIES (Note 6)

PARTNERS' EQUITY                                       32,977,304        35,840,224
                                                      ------------      ------------

           TOTAL LIABILITIES AND PARTNERS' EQUITY   $  34,359,069     $  37,053,252
                                                      ============      ============



The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

               SIX AND THREE MONTHS ENDED JUNE 30, 1996 AND 1995

                                  (Unaudited)


                                                 Six months     Three months       Six months     Three months
                                                    ended           ended             ended           ended
                                               June 30, 1996    June 30, 1996    June 30, 1995    June 30, 1995
                                               -------------    -------------    -------------    -------------
INTEREST INCOME                              $       12,424   $        4,934   $      123,833   $      104,594
                                               -------------    -------------    -------------    -------------

OPERATING EXPENSES:
     Management fees - partners (Note 5)            382,303          191,151          382,305          191,152
     General and administrative (Note 5)             65,514           22,490           67,856           39,912
     Legal and accounting                            73,527           36,445          137,118           56,211
                                               -------------    -------------    -------------    -------------

     Total operating expenses                       521,344          250,086          587,279          287,275
                                               -------------    -------------    -------------    -------------

LOSS FROM PARTNERSHIP
     OPERATIONS                                    (508,920)        (245,152)        (463,446)        (182,681)

EQUITY IN LOSS OF LIMITED
     PARTNERSHIPS AND
     AMORTIZATION OF
     ACQUISITION COSTS (Note 2)                  (2,354,000)      (1,177,000)      (2,504,840)      (1,252,420)
                                               -------------    -------------    -------------    -------------

NET LOSS                                     $   (2,862,920)  $   (1,422,152)  $   (2,968,286)  $   (1,435,101)
                                               =============    =============    =============    =============

NET LOSS PER LIMITED
     PARTNERSHIP INTEREST (Note 1)           $          (40)  $          (20)  $          (41)  $          (20)
                                               =============    =============    =============    =============



The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)

                         SIX MONTHS ENDED JUNE 30, 1996

                                  (Unaudited)


                                          General           Limited
                                          Partners          Partners              Total
                                        -------------     -------------     -------------
PARTNERSHIP INTERESTS
   June 30, 1996                                                72,404
                                                          =============


PARTNERS' EQUITY (DEFICIENCY),
   January 1, 1996                    $     (270,522)   $   36,110,746    $   35,840,224

   Net loss for the six months
   ended June 30, 1996                       (28,629)       (2,834,291)       (2,862,920)
                                        -------------     -------------     -------------

PARTNERS' EQUITY (DEFICIENCY),
   June 30, 1996                      $     (299,151)   $   33,276,455    $   32,977,304
                                        =============     =============     =============




The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                  (Unaudited)


                                                          1996             1995
                                                      ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $  (2,862,920)   $  (1,533,185)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
        Equity in loss of limited partnerships
            and amortization of acquisition costs       2,354,000        1,252,420
         Decrease in other receivables                     -                15,095
         Increase in other assets                        (136,395)          -
         Increase (decrease) in:
            Accounts payable and accrued expenses        (122,389)          26,578
            Accrued fees due to partners                  291,126          164,084
                                                      ------------     ------------

         Net cash used in operating activities           (476,578)         (75,008)
                                                      ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in limited partnerships:
     Capitalized acquisition costs and fees                -               (13,797)
     Distributions recognized as a return of capital       96,891           77,449
  Decrease in capital contributions payable                -               (12,696)
  Maturity of short-term investments                       -             1,000,000
                                                      ------------     ------------

         Net cash provided by investing activities         96,891        1,050,956
                                                      ------------     ------------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                       (379,687)         975,948

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            731,131          426,702
                                                      ------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD            $     351,444    $   1,402,650
                                                      ============     ============


The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1996


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

         In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and the results of operations for the six and three months then ended and changes in cash flows for the six months then ended.

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

                                 JUNE 30, 1996


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

         At June 30, 1996, the Local Partnerships own residential projects consisting of 3,715 apartment units.

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

                                 JUNE 30, 1996


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

         The following is a summary of the investments in Local Partnerships as of June 30, 1996:

         Balance, beginning of period                              $36,116,847

         Equity in losses of limited partnerships                   (2,242,000)

         Distributions recognized as a return of capital               (96,891)

         Amortization of capitalized acquisition costs and fees       (112,000)
                                                                      --------

         Balance, end of period                                   $ 33,665,956
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

                                 JUNE 30, 1996

NOTE 5 - RELATED-PARTY TRANSACTIONS (CONTINUED)

         (a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner and Special Limited Partner. For the six months ended June 30, 1996 and 1995, approximately $382,000 has been expensed. The unpaid balance at June 30, 1996 is approximately $979,000.

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

         (c) The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $19,000 for the six months ended June 30, 1996 and 1995, and is included in general and administrative expenses.

         NTC II is the Local Operating General Partner in four of the Partnership's 37 Local Partnerships. In addition, NTC II is either a special limited partner or an administrative general partner in the other Local Partnerships.

         An affiliate of the General Partner is currently managing four properties owned by Local Partnerships. Local Partnerships pay the affiliate property management fees in the amount of 5 percent of their gross rental revenues. The amounts paid were $31,375 and $58,600 for the six months ended June 30, 1996 and 1995, respectively.

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

                                 JUNE 30, 1996



NOTE 6 - CONTINGENCIES (CONTINUED)

         on all counts by order dated January 26, 1996. The City filed a notice of appeal. NTCI intends to vigorously defend the appeal. It is not possible, however, to predict the outcome of the Litigation. The Partnership's investment in Michigan Beach is approximately $1,686,000 at June 30, 1996. The Partnership also has a counterclaim against the City, which remains pending, for the City's refusal to consent to the refinancing of the Michigan Beach property.

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

                                 JUNE 30, 1996


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

                                 JUNE 30, 1996


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

         In December 1993, PSVA Joint Venture, was admitted as an additional limited partner of the Palm Springs Local Partnership by its acquisition of 49% of the existing limited partner's 99% ownership interest. In exchange for the ownership interest, the additional limited partner originally agreed to invest $577,200, which was to be paid in seventy-eight installments of $7,400 per month. In January 1996, in conjunction with the partial payment of insurance claim, the additional limited partner made a lump-sum contribution of $150,000 in lieu of the payment of the twenty-four installments payable during 1996 and 1997.

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

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1996


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS(Continued)

         operations and 95% occupancy for six consecutive months, as defined in the letter agreement, and (b) $255,909 upon an additional three months of breakeven operations and 95% occupancy. In addition, the management agent, which is an affiliate of the Local Operating General Partner, shall subordinate its property management fees in the event the project operates at a deficit during the guaranty period. As of June 30, 1996, Rental Achievement has not been attained and the accrued interest on the capital contributions has not yet been paid.

         The Michigan Beach property, a 240-unit apartment complex located in Chicago, Illinois, operated at a deficit of approximately $215,000 for the year ended December 31, 1995. The deficit has been attributable to a soft local rental market, high leverage and deferred maintenance.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1996


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of June 30, 1996, NTCI-II's General Partner was a plaintiff or a defendant in several suits. None of these suits were related to NTCI-II.

In addition, one of the Local Partnerships is involved in the following lawsuit:

Michigan Beach/City of Chicago Litigation. The City of Chicago (the "City") filed a complaint against the Michigan Beach Local Partnership and others in an action know as The City of Chicago v. Michigan Beach Housing Cooperative, et al., No. 91 CH 5558 (the "Litigation"). The complaint alleged, among other things, that Michigan Beach is in default on a junior mortgage held by the City and that the prior owners of Michigan Beach fraudulently induced the City to enter into the second mortgage. The complaint also alleged that Michigan Beach's acquisition of the property was a fraudulent conveyance, and that, accordingly, the City can look to the property to satisfy any judgment it may get on its fraud claim against the prior owner. The Michigan Beach Local Partnership filed a counterclaim against the City for interfering with the Local Partnership's efforts to modify the first mortgage loan on the property. The court granted summary judgment against the City on all counts of the City's Complaint by order dated January 26, 1996. The City filed a notice of appeal. NTCI intends to vigorously defend the appeal. The Local Partnership's counterclaim is still pending. It is not possible, however, to predict the outcome of the Litigation. The Partnership's investment in Michigan Beach is estimated at $1,686,000 at June 30, 1996.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)     No exhibits are required per the provision of Item 1 of regulation S-K.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1996

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


                     NATIONAL TAX CREDIT INVESTORS II
                     (a California limited partnership)


                     By:     National Partnership Investments Corp.
                             General Partner


                     Date:
                           ----------------------------------------------------



                     By:
                             --------------------------------------------------
                             Bruce Nelson
                             President



                     Date:
                           ----------------------------------------------------



                     By:
                             --------------------------------------------------
                             Shawn Horwitz
                             Executive Vice President and
                             Chief Financial Officer