Form 10-Q
period 1996-09-30
NATIONAL TAX CREDIT INVESTORS II
filed 1996-11-14
CIK 859921

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the Quarterly Period Ended SEPTEMBER 30, 1996

                        Commission File Number 33-33216

                        NATIONAL TAX CREDIT INVESTORS II
                       (A California Limited Partnership)

                 I.R.S. Employer Identification No. 93-1017959

                         9090 WILSHIRE BLVD., SUITE 201
                          BEVERLY HILLS, CALIF.  90211

                         Registrant's Telephone Number,
                       Including Area Code (310) 278-2191



Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X     No
                                  ----      ----

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996




PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Balance Sheets, September 30, 1996 and December 31, 1995  . . . . . . . . . . . . . .    1

               Statements of Operations
                     Nine and Three Months Ended September 30, 1996 and 1995. . . . . . . . . . . . .   2

               Statement of Partners' Equity (Deficiency),
                     Nine Months Ended September 30, 1996   . . . . . . . . . . . . . . . . . . . . .   3

               Statements of Cash Flows
                     Nine Months Ended September 30, 1996 and 1995  . . . . . . . . . . . . . . . . .   4

               Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

      Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . .  10


PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

      Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

      Signatures . . . . . . . . . . . . . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995


                                     ASSETS

                                                                1996             1995
                                                             (Unaudited)       (Audited)
                                                            ------------     ------------
INVESTMENTS IN LIMITED PARTNERSHIPS
    (Notes 1 and 2)                                         $ 32,464,420     $ 36,116,847

CASH AND CASH EQUIVALENTS (Note 1)                               188,913          731,131

RESTRICTED CASH (Note 3)                                         205,274          205,274

OTHER ASSETS                                                     206,550           -

                                                            ------------     ------------

          TOTAL ASSETS                                      $ 33,065,157     $ 37,053,252
                                                            ============     ============


                          LIABILITIES AND PARTNERS' EQUITY


LIABILITIES:
     Accrued fees due to partners (Notes 5 and 7)           $  1,120,047     $    687,768
     Capital contributions payable (Note 4)                      356,985          356,985
     Accounts payable and accrued expenses                        52,703          168,275
                                                            ------------     ------------
                                                               1,529,735        1,213,028
                                                            ------------     ------------

CONTINGENCIES (Note 6)

PARTNERS' EQUITY                                              31,535,422       35,840,224
                                                            ------------     ------------

           TOTAL LIABILITIES AND PARTNERS' EQUITY           $ 33,065,157     $ 37,053,252
                                                            ============     ============

The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

            NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                  (Unaudited)


                                              Nine months       Three months      Nine months       Three months
                                                 ended              ended            ended              ended
                                             Sept. 30, 1996    Sept. 30, 1996    Sept. 30, 1995    Sept. 30, 1995
                                             --------------    --------------    --------------    --------------
INTEREST INCOME                              $       15,888    $        3,463    $      141,209    $       17,376
                                             --------------    --------------    --------------    --------------

OPERATING EXPENSES:
     Management fees - partners (Note 5)            573,456           191,153           573,455           191,153
     General and administrative (Note 5)             89,478            23,964            94,700            26,841
     Legal and accounting                           126,756            53,228           201,150            64,032
                                             --------------    --------------    --------------    --------------

     Total operating expenses                       789,690           268,345           869,305           282,026
                                             --------------    --------------    --------------    --------------

LOSS FROM PARTNERSHIP
     OPERATIONS                                    (773,802)         (264,882)         (728,096)         (264,650)

EQUITY IN LOSS OF LIMITED
     PARTNERSHIPS AND
     AMORTIZATION OF
     ACQUISITION COSTS (Note 2)                  (3,531,000)       (1,177,000)       (3,757,260)       (1,252,420)
                                             --------------    --------------    --------------    --------------

NET LOSS                                     $   (4,304,802)   $   (1,441,882)   $   (4,485,356)   $   (1,517,070)
                                             ==============    ==============    ==============    ==============

NET LOSS PER LIMITED
     PARTNERSHIP INTEREST (Note 1)           $          (59)   $          (20)   $          (62)   $          (21)
                                             ==============    ==============    ==============    ==============


The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)

                      NINE MONTHS ENDED SEPTEMBER 30, 1996

                                  (Unaudited)


                                             General           Limited
                                             Partners          Partners           Total
                                           -------------     -------------     -------------
PARTNERSHIP INTERESTS
   September 30, 1996                                               72,404
                                                             =============


PARTNERS' EQUITY (DEFICIENCY),
   January 1, 1996                         $    (270,522)    $  36,110,746     $  35,840,224

   Net loss for the nine months
   ended September 30, 1996                      (43,048)       (4,261,754)       (4,304,802)
                                           -------------     -------------     -------------

PARTNERS' EQUITY (DEFICIENCY),
   September 30, 1996                      $    (313,570)    $  31,848,992     $  31,535,422
                                           =============     =============     =============


The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                  (Unaudited)

                                                                 1996             1995
                                                             ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $ (4,304,802)    $ (4,485,356)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
        Equity in loss of limited partnerships
           and amortization of acquisition costs                3,531,000        3,757,260
        Decrease in other receivables                                   -           15,095
        Increase in  other assets                                (206,550)               -
        Increase (decrease) in:
           Accounts payable and accrued expenses                 (115,572)         (79,649)
           Accrued fees due to partners                           432,279          314,253
                                                             ------------     ------------

         Net cash used in operating activities                   (663,645)        (478,397)
                                                             ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in limited partnerships:
     Capital contributions                                              -         (116,487)
     Capitalized acquisition costs and fees                        (2,211)         (10,692)
     Distributions recognized as a return of capital              123,638          335,157
  Decrease in capital contributions payable                             -          (12,696)
  Maturity of short-term investments                                    -        1,000,000
                                                             ------------     ------------

         Net cash provided by investing activities                121,427        1,195,282
                                                             ------------     ------------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                               (542,218)         716,885

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    731,131          426,702
                                                             ------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $    188,913     $  1,143,587
                                                             ============     ============

The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996


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

         In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and the results of operations for the nine and three months then ended and changes in cash flows for the nine months then ended.

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

                               SEPTEMBER 30, 1996

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

         At September 30, 1996, the Local Partnerships own residential projects consisting of 3,715 apartment units.

         The Partnership, as a limited partner, is generally entitled to 99 percent of the operating profits and losses of the Local Partnerships. National Tax Credit, Inc. II ("NTC-II") an affiliate of the General Partner, serves either as a special limited partner or non-managing administrative general partner in which case it receives .01 percent of operating profits and losses of the Local Partnership, or as the Local Operating General Partner of the Local Partnership in which case it is entitled to .09 percent of the operating profits and losses of the Local Partnership. The Partnership is generally entitled to receive 50 percent of the net cash flow generated by the Apartment Complexes, subject to repayment of any loans made to the Local Partnerships (including loans made by NTC-II or an affiliate), repayment for funding of development deficit and operating deficit guarantees by the Local Operating General Partners or their affiliates

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1996


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

         The following is a summary of the investments in Local Partnerships as of September 30, 1996:

         Balance, beginning of period                                                              $36,116,847
         Capitalized acquisition costs                                                                   2,211
         Equity in losses of limited partnerships                                                   (3,363,000)
         Distributions recognized as a return of capital                                              (123,638)
         Amortization of capitalized acquisition costs and fees                                       (168,000)
                                                                                                   -----------

         Balance, end of period                                                                    $32,464,420
                                                                                                   ===========

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

                               SEPTEMBER 30, 1996

NOTE 5 - RELATED-PARTY TRANSACTIONS (CONTINUED)

         (a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner and Special Limited Partner. For the nine months ended September 30, 1996 and 1995, approximately $573,456 has been expensed. The unpaid balance at September 30, 1996 is approximately $1,120,047.

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

         (c) The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $31,854 and $29,034, respectively, for the nine months ended September 30, 1996 and 1995, and is included in general and administrative expenses.

         NTC II is the Local Operating General Partner in four of the Partnership's 37 Local Partnerships. In addition, NTC II is either a special limited partner or an administrative general partner in the other Local Partnerships.

         An affiliate of the General Partner is currently managing four properties owned by Local Partnerships. The Local Partnerships pay the affiliate property management fees in the amount of 5 percent of their gross rental revenues. The amounts paid were $98,001 and $84,790 for the nine months ended September 30, 1996 and 1995, respectively.

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

         Michigan Beach/City of Chicago Litigation. The City of Chicago (the "City") filed a complaint against the Michigan Beach Local Partnership and others in an action know as The City of Chicago v. Michigan Beach Housing Cooperative, et al., No. 91 CH 5558 (the "Litigation"). The complaint alleged, among other things, that Michigan Beach is in default on a junior mortgage held by the City and that the prior owners of Michigan Beach fraudulently induced the City to enter into the second mortgage. The complaint also alleged that Michigan Beach's acquisition of the property was a fraudulent conveyance, and that, accordingly, the City can look to the property to satisfy any judgment it may get on its fraud claim against the prior owner. The court granted summary judgment against the City on all counts by

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1996


NOTE 6 - CONTINGENCIES (CONTINUED)

         order dated January 26, 1996. The City filed a notice of appeal. NTCI intends to vigorously defend the appeal. It is not possible, however, to predict the outcome of the Litigation. The Partnership's investment in Michigan Beach is approximately $1,573,000 at September 30, 1996. The Partnership also has a counterclaim against the City, which remains pending, for the City's refusal to consent to the refinancing of the Michigan Beach property.

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

                               SEPTEMBER 30, 1996


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

         RESULTS OF OPERATIONS

         In general, in order to avoid recapture of Housing Tax Credits, the Partnership does not expect that it will dispose of its Local Partnership Interests or approve the sale by a Local Partnership of any Apartment Complex prior to the end of the applicable 15-year Compliance Period. Because of (i) the nature of the Apartment Complexes, (ii) the difficulty of predicting the resale market for low- income housing 15 or more years in the future, and (iii) the inability of the Partnership to directly cause the sale of Apartment Complexes by local general partners, but generally only to require such local general partners to use their respective best efforts to find a purchaser for the Apartment Complexes, it is not possible at this time to predict whether the liquidation of substantially all of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the partnership agreement will be able to be accomplished promptly at the end of the 15-year period. If a Local Partnership is unable to sell an Apartment Complex, it is anticipated that the local general partner will either continue to operate such Apartment Complex or take such other actions as the local general partner believes to be in the best interest of the Local Partnership. In addition, circumstances beyond the control of the General Partner may occur during the Compliance Period which would require the Partnership to approve the disposition of an Apartment Complex prior to the end of the Compliance Period.

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

                               SEPTEMBER 30, 1996


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

         The Palms Springs View property, a 119-unit apartment complex located in Palm Springs, California, operated at a deficit of approximately $203,000 for the year ended December 31, 1995. The deficit has been attributable to a soft local rental market and high leverage. The property is encumbered by a mortgage note insured by the United States Department of Housing and Urban Development (HUD) which matures in August 2030. The Local Partnership was in default on the monthly principal and interest installment payments during 1995. In January 1996, HUD paid to the lender a "partial payment of insurance claim", which modified the mortgage note, including a reduction of the interest rate and the creation of a second deed of trust to HUD with required payments restricted to a proportion of available property cash flow. The completion of the partial payment of insurance claim, in addition to the application of reserve funds already held by the lender, served to cure the default. The Local Operating General Partner of the Local Partnership projected that the property would attain breakeven operations during 1996 to due reduction of the required monthly debt service payment. As of the end of the second quarter unaudited financial statements prepared by the Local Operating General Partner indicated that positive operations were attained during the period.

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

         The Parkwood Landing Local Partnership obtained permanent financing of $4,700,000 in October 1994, the proceeds of which were used to repay the then-outstanding construction loan in the amount of $6,386,000. The remaining outstanding loan balance was paid primarily with the Partnership's investment of the second and third capital contributions (approximately $1,200,000 and $400,000, respectively), with the remainder being funded by the Local Operating General Partner. Pursuant to a letter agreement dated October 13, 1994 between the Partnership and the Local Operating General Partner, the third capital contribution was advanced in order to facilitate the funding of the permanent loan. This capital contribution bears interest at the prime rate plus 2% per annum, and the interest was to be due and payable upon the earlier of June 30, 1995 or the attainment of Rental Achievement. In consideration of the Partnership's advance of the third capital contribution, the Local Operating General Partner agreed to redefine the

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1996


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS(Continued)

         benchmarks of the fourth and final capital contribution of $355,909 so as to be payable in two separate installments. The final capital contribution shall now be payable in two installments: (a) $100,000 upon the attainment of breakeven operations and 95% occupancy for six consecutive months, as defined in the letter agreement, and (b) $255,909 upon an additional three months of breakeven operations and 95% occupancy. In addition, the management agent, which is an affiliate of the Local Operating General Partner, shall subordinate its property management fees in the event the project operates at a deficit during the guaranty period. As of September 30, 1996, Rental Achievement has not been attained and the accrued interest on the capital contributions has not yet been paid.

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

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1996

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of September 30, 1996, NTCI-II's General Partner was a plaintiff or a defendant in several suits. None of these suits were related to NTCI-II.

In addition, one of the Local Partnerships is involved in the following lawsuit:

Michigan Beach/City of Chicago Litigation. The City of Chicago (the "City") filed a complaint against the Michigan Beach Local Partnership and others in an action know as The City of Chicago v. Michigan Beach Housing Cooperative, et al., No. 91 CH 5558 (the "Litigation"). The complaint alleged, among other things, that Michigan Beach is in default on a junior mortgage held by the City and that the prior owners of Michigan Beach fraudulently induced the City to enter into the second mortgage. The complaint also alleged that Michigan Beach's acquisition of the property was a fraudulent conveyance, and that, accordingly, the City can look to the property to satisfy any judgment it may get on its fraud claim against the prior owner. The Michigan Beach Local Partnership filed a counterclaim against the City for interfering with the Local Partnership's efforts to modify the first mortgage loan on the property. The court granted summary judgment against the City on all counts of the City's Complaint by order dated January 26, 1996. The City filed a notice of appeal. NTCI intends to vigorously defend the appeal. The Local Partnership's counterclaim is still pending. It is not possible, however, to predict the outcome of the Litigation. The Partnership's investment in Michigan Beach is estimated at $1,573,000 at September 30, 1996.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) No exhibits are required per the provision of Item 1 of regulation S-K.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1996

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



                                   NATIONAL TAX CREDIT INVESTORS II
                                   (a California limited partnership)


                                   By: National Partnership Investments Corp. General Partner


                                   Date:
                                         ----------------------------------



                                   By:
                                          ----------------------------------
                                          Bruce Nelson
                                          President



                                   Date:
                                         ----------------------------------



                                   By:
                                          ----------------------------------
                                          Shawn Horwitz
                                          Executive Vice President and
                                          Chief Financial Officer