Form 10-K405
period 1996-12-31
NATIONAL TAX CREDIT INVESTORS II
filed 1997-04-11
CIK 859921

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1996

                         Commission File Number 33-33216

                        NATIONAL TAX CREDIT INVESTORS II

                        A CALIFORNIA LIMITED PARTNERSHIP

                  I.R.S. Employer Identification No. 93-1017959

       9090 WILSHIRE BOULEVARD, SUITE 201, BEVERLY HILLS, CALIFORNIA 90211

        Registrant's Telephone Number, Including Area Code (310) 278-2191

      Securities Registered Pursuant to Section 12(b) or 12(g) of the Act:

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed with the Commission by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes      X          No
                                 -----            -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

PART I.

ITEM 1. BUSINESS:

National Tax Credit Investors II ("NTCI-II" or the "Partnership") is a limited partnership formed under the laws of the State of California on January 12, 1990. The Partnership was formed to acquire limited partnership interests in investee limited partnerships ("Local Partnerships") which own multifamily apartment complexes that are eligible for low-income housing federal income tax credits (the "Housing Tax Credit"). On April 23, 1990, the Partnership offered 100,000 Units of Limited Partnership Interests ("Units") at $1,000 per Unit through a public offering managed by PaineWebber Incorporated (the "Selling Agent").

The general partner of NTCI-II is National Partnership Investments Corp. ("NAPICO"), a California corporation (the "General Partner"). PaineWebber T.C. Partners L.P., a Virginia limited partnership and an affiliate of PaineWebber Incorporated, is the special limited partner of the Partnership (the "Special Limited Partner"). Casden Investment Corporation ("CIC") owns 100 percent of NAPICO's stock. The current members of NAPICO's Board of Directors are Charles
H. Boxenbaum, Bruce E. Nelson, Alan I. Casden, Henry C. Casden and Brian
Goldberg.

In general, an owner of a low-income housing project is entitled to receive the Housing Tax Credit in each year of a ten-year period (the "Credit Period"). The apartment complexes ("Apartment Complex") are subject to a minimum compliance period of not less than fifteen years (the "Compliance Period"). Tax Credits are available to the limited partners to reduce their federal income taxes. The ability of a limited partner to utilize such credits may be restricted by the passive activity loss limitation and the general business tax credit limitation rules. NTCI-II has made capital contributions to 37 Local Partnerships. Each of these Local Partnerships owns an Apartment Complex that is eligible for the Housing Tax Credit. Several of the Local Partnerships also benefit from government programs promoting low or moderate income housing.

The Partnership's investments in Local Partnerships are subject to the risks incident to the management and ownership of multifamily residential real estate. Neither the Partnership's investments nor the Apartment Complexes owned by the Local Partnerships will be readily marketable, and there can be no assurance that the Partnership will be able to dispose of its Local Partnership Interests or Apartment Complexes at the end of the Compliance Period. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including substantial unemployment, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Apartment Complexes and the Partnership. The Apartment Complexes are subject to the risk of loss through foreclosure. In addition, each Local Partnership is subject to risks relating to environmental hazards which might be uninsurable. Because the Partnership's ability to control its operations will depend on these and other factors beyond the control of the General Partner and the local general partners, there can be no assurance that Partnership operations will be profitable or that the anticipated Housing Tax Credits will be available to the limited partners.

The Apartment Complexes owned by the Local Partnerships in which NTCI-II has invested were developed by the local operating general partners (the "Local Operating General Partners") who acquired the sites and applied for applicable mortgages and subsidies, if any. NTCI-II became the principal limited partner in these Local Partnerships pursuant to arm's-length negotiations with the Local Operating General Partners. As a limited partner, NTCI-II's liability for obligations of the Local Partnership is limited to its investment. The Local Operating General Partner of the Local Partnership retains responsibility for developing, constructing, maintaining, operating and managing the Project. Under certain circumstances, an affiliate of NAPICO or NTCI-II may act as the Local Operating General Partner. An affiliate, National Tax Credit Inc. II ("NTC-II") is acting either as a special limited partner or non-managing administrative general partner (the "Administrative General Partner") of each Local Partnership.

During 1996, the Apartment Complexes in which NTCI-II had invested were substantially rented.

The following is a schedule of the status as of December 31, 1996, of the Apartment Complexes owned by Local Partnerships in which NTCI-II is a limited partner.

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH NTCI-II HAS AN INVESTMENT
                                DECEMBER 31, 1996

                                                                     Units Occupied
                                                                     as a Percentage
                                                                     of Total Units
                                             No. of       Units      Available for
Name & Location Units                       Occupied     Occupancy     Occupancy
---------------------                       --------     ---------   --------------
Ashville Equity (Westview)
  Ashville, OH                                 41           41          100%
Columbus Junction Park
  Columbus Junction, IA                        24           24          100%
Cottages of North St. Paul (Elderly)
  North St. Paul, MN                           94           94          100%
Cottonwood Park
  Colorado Springs, CO                         90           89           99%
Countryside
  Howell Township, NJ                         180          169           94%
East Ridge Apartments
  St. Clair, MO                                48           38           79%
Edgewood Apartments
  Rogers, AR                                  108          102           94%
Fourth Street
  Los Angeles, CA                              44           39           89%
Germantown Apartments
  Conway, AR                                  132          132          100%
Great Basin Associates
  Reno, NV                                     28           27           96%
Grimes Park Apartments
  Grimes, IA                                   16           15           94%
Jamestown Terrace
  Jamestown, CA                                56           52           93%
Jefferson Meadows Apartments
  Detroit, MI                                  83           82           99%
Kentucky River Apartments
  Winchester, KY                               42           38           90%
Lincoln Grove Apartments
  Greensboro, NC                              116          113           97%
Meadowlakes Apartments
  Searcy, AR                                  108          102           94%
Michigan Beach Apartments
  Chicago, IL                                 240          175           73%
Nickel River (Wedgewood) Apartments
  LaCrosse, WI                                105           99           94%
Norwalk Park Apartments
  Norwalk, IA                                  16           15           94%

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                 IN WHICH NTCI-II HAS AN INVESTMENT (CONTINUED)
                                DECEMBER 31, 1996

                                                                            Units Occupied
                                                                            as a Percentage
                                                                            of Total Units
                                                 No. of         Units       Available for
Name & Location Units                           Occupied      Occupancy       Occupancy
---------------------                           --------      ---------    ----------------

Oakview Apartments
  Spartanburg, SC                                 106            100            94%
Palm Springs View
  Palm Springs, CA                                120            110            92%
Pam Apartments
  Pampa, TX                                        96             95            99%
Paramount Apartments
  Maple Heights, OH                                99             87            88%
Parkwood Landing
  Huntsville, AL                                  204            121            59%
Pensacola Affordable
  Pensacola, FL                                    56             56           100%
Pineview Terrace
  Katy, TX                                        120            119            99%
Quivera
 Lenexa, KS                                       289            260            90%
Rancho Del Mar
  Tucson, AZ                                      312            275            88%
Salem Park Apartments
  Conway, AR                                      144            144           100%
Sheboygan Apartments
  Sheboygan, WI                                    59             56            95%
Sitka III
  Sitka, AK                                        16             14            88%
Soldotna (Northwood Senior) Apartments
  Soldotna, AK                                     23             22            96%
Torres de Plata II
  Toa Alto, PR                                     78             78           100%
Villa Real
  Santa Fe, NM                                    120            114            95%
Virginia Park Meadows
  Detroit, MI                                      83             79            95%
Wade Walton Apartments
  Clarksdale, MI                                  108             94            87%
Westbridge Apartments
  W. Columbia, SC                                 112            104            93%
                                                -----          -----

                                                3,716          3,374            91%
                                                =====          =====

ITEM 2. PROPERTIES:

Through its investment in Local Partnerships, NTCI-II holds interests in Apartment Complexes. See Item 1 and Schedule XI for information pertaining to these Apartment Complexes.


ITEM 3. LEGAL PROCEEDINGS:

As of December 31, 1996, NTCI-II's General Partner was a plaintiff or a defendant in several lawsuits. In addition, the Partnership is involved in the following lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, these claims will not result in any material liability to the Partnership.

Michigan Beach/City of Chicago Litigation: On June 19, 1991, the City of Chicago ("Chicago") commenced an action in the Circuit Court of Cook County, Illinois (the "Chicago Litigation") against the unaffiliated local operating general partner, certain of its affiliates, the Michigan Beach Limited Partnership, National Tax Credit Investors II ("NTCI-II"), National Tax Credit Inc. II ("NTC-II"), as the limited and administrative general partner, respectively, of the Michigan Beach Limited Partnership, and certain other defendants, including the Government National Mortgage Association ("GNMA"). On May 8, 1992, the Circuit Court of Cook County entered an order dismissing Counts I-V as against all defendants. On January 26, 1993, the Illinois Appellate Court affirmed the order dismissing all the claims asserted against NTCI-II and NTC-II. Chicago did not appeal that judgment.

In August, 1994, Chicago brought Michigan Beach Limited Partnership, which is the local partnership, back into the Chicago Litigation by filing a second amended complaint which named the local partnership and others as defendants. (Counts I-IV were not directed to the local partnership. As was previously reported, the allegations directed against the local partnership are in Counts V, VI, VII and VIII). Chicago alleged, among other things, that Michigan Beach Cooperative, which was the previous owner of the Michigan Beach Apartments, fraudulently induced Chicago to loan to it $3,295,230, and breached its alleged agreement to use the loan proceeds solely for rehabilitating the building. In Counts V and VI, Chicago alleged that the local partnership's purchase of the Michigan Beach Apartments from the Michigan Beach Cooperative was a fraudulent conveyance intended to render the Michigan Beach Cooperative judgment proof and thereby deprive Chicago of its only source of recovery on its claims against the Michigan Beach Cooperative; thus, Chicago alleged in these counts that a judgment entered in favor of Chicago on its claim against the Michigan Beach Cooperative could be satisfied by Michigan Beach Apartments. Counts VII and VIII further alleged breaches of Chicago's junior note and mortgage.

The local partnership moved to dismiss all of these allegations. Dismissal of Counts VI, VII and VIII, was granted and the Michigan Beach local partnership filed an answer to Count V which denies all of the material allegations of wrongdoing. Additionally, the local partnership filed a counterclaim against Chicago requesting $1,000,000 in compensatory damages arising out of Chicago's conduct in preventing a modification of the senior debt on the property. On January 26, 1996, the Circuit Court of Cook County entered an order granting summary judgment in favor of certain defendants and against Chicago, thereby disposing of all counts of Chicago's Third Amended Complaint against all defendants. The court also found in favor of the local partnership on its motion for summary judgment on Count II of its counterclaim against the City. The City has appealed these rulings and that appeal is currently pending.

The Michigan Beach Limited Partnership is vigorously prosecuting Counts I and III of its counterclaim against the City. The parties are in the initial states of discovery. The local partnership is also defending the appeal. At the present time, legal counsel for the local partnership is unable to predict the outcome of this litigation. Finally, NTC-II is preparing a partial payment claim ("PPC") to file with the Department of Housing and Urban Development ("HUD") in an effort to reduce the debt service of the Michigan Beach Local Partnership since the loan is currently in default. The Partnership's investment in Michigan Beach Limited Partnership at December 31, 1996 is zero.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Not applicable.


PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS:

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by PaineWebber Incorporated. It is not anticipated that any active public market will develop for the purchase and sale of any Limited Partnership Interests. Limited Partnership Interests may not be transferred but can be assigned only if certain requirements in the Partnership Agreement are satisfied. At December 31, 1996, there were 4,094 registered holders of units in NTCI-II. The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Partnerships. Distributions have not been made from inception of the Partnership to December 31, 1996.

ITEM 6.            SELECTED FINANCIAL DATA:




                                                                      Year Ended December 31,
                                   ------------------------------------------------------------------------------------

                                       1996              1995              1994              1993              1992
                                   ------------      ------------      ------------      ------------      ------------

Revenues                           $     25,136      $    165,254      $     59,636      $    357,848      $    753,973

Operating expenses                    1,037,055         1,291,664         1,213,388         1,042,576         1,184,405

Equity in loss of limited
   partnerships and
   amortization of
   acquisition costs                 (4,746,790)       (4,684,182)       (5,338,942)       (4,165,345)       (5,101,678)

Write-off of Local Partnership       (1,117,893)             --                --                --                --
                                   ------------      ------------      ------------      ------------      ------------

Net loss                           $ (6,876,602)     $ (5,810,592)     $ (6,492,694)     $ (4,850,073)     $ (5,532,110)
                                   ============      ============      ============      ============      ============

Net loss per limited
   limited partnership
   interest                        $        (94)     $        (79)     $        (89)     $        (66)     $        (79)
                                   ============      ============      ============      ============      ============


Total assets                       $ 30,691,137      $ 37,053,252      $ 42,570,620      $ 50,742,001      $ 62,830,049
                                   ============      ============      ============      ============      ============

Investments
   in limited
   partnerships                    $ 30,331,138      $ 36,116,847      $ 40,935,918      $ 46,510,625      $ 46,461,441
                                   ============      ============      ============      ============      ============

Capital contributions
   payable                         $    356,985      $    356,985      $    369,681      $  2,512,258      $  9,699,180
                                   ============      ============      ============      ============      ============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Capital Resources

The Partnership raised $72,404,000 from investors by a public offering, the term of which expired on April 22, 1992, that was used for the acquisition of investments in Local Partnerships which own the Apartment Complexes. The Partnership holds limited partnership interests in 37 Local Partnerships. Normally, the capital contributions to the Local Partnerships are payable in installments, with each contribution due on a specified date and/or provided that certain conditions regarding construction operation and financing of the project have been fulfilled. At December 31, 1996, $356,985 remains outstanding for 2 Local Partnerships.

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

The General Partner has the right to cause distributions received by the Partnership from the Local Partnerships (that would otherwise be available for distributions as cash flow) to be dedicated to the increase or replenishment of reserves at the Partnership level. The reserves will generally be available to satisfy working capital or operating expense needs of the Partnership (including payment of partnership management fees) and will also be available to pay any excess third-party costs or expenses incurred by the Partnership in connection with the administration of the Partnership, the preparation of reports to the Limited Partners and other investor servicing obligations of the Partnership. At the discretion of the General Partner, reserves may be available for contributions to the Local Partnerships.

The Partnership does not have the ability to assess Limited Partners for additional capital contributions to provide capital if needed by the Partnership or Local Partnerships. Accordingly, if circumstances arise that cause the Local Partnerships to require capital in addition to that contributed by the Partnership and any equity of the local general partners, the only sources from which such capital needs will be able to be satisfied (other than the limited reserves available at the Partnership level) will be (i) third-party debt financing (which may not be available if, as expected, the Apartment Complexes owned by the Local Partnerships are already substantially leveraged), (ii) other equity sources (which could adversely affect the Partnership's interest in operating cash flow and/or proceeds of sale or refinancing of the Apartment Complexes which would result in adverse tax consequences to the Limited Partners), or (iii) the sale or disposition of Apartment Complexes. There can be no assurance that any of such sources would be readily available in sufficient proportions to fund the capital requirements of the Local Partnerships. If such sources are not available, the Local Partnerships would risk foreclosure on their Apartment Complexes if they were unable to renegotiate the terms of their first mortgages and any other debt secured by the Apartment Complexes, which would have significant adverse tax consequences to the Limited Partners.

Liquidity

Each Partnership acquisition is analyzed by the General Partner with respect to its probable impact upon the Partnership's liquidity position. In this regard, the General Partner takes into account projected cash flow generated from the Apartment Complex, the anticipated debt service requirements of the existing financing and any restructuring or refinancing of such Apartment Complex, and the division of cash flow in excess of debt service between the Partnership and the local general partner.

Following an acquisition, adverse business or financial developments could negatively impact cash flow and the Partnership's liquidity position. The General Partner may attempt to obtain operating deficit guarantees from certain local general partners to fund operating deficits for limited periods of time. See "Investment Objectives and Policies - Operating

Deficit Guarantees" in the Prospectus. In addition, the Local Partnerships are expected to maintain working capital reserves independent of those maintained by the Partnership to the extent that (i) the terms of mortgage debt encumbering the Apartment Complexes or the terms of any government assistance program so require, or (ii) the Local General Partner determines that such reserves are necessary or advisable. Although reserves are to be maintained at both the Partnership and Local Partnership levels, if such reserves and other available income, if any, are insufficient to cover the Partnership's or any Local Partnership's operating expenses and liabilities, it may be necessary to accumulate additional funds from distributions received from Local Partnerships which would otherwise be available for distribution to the Limited Partners, or to liquidate the Partnership's investment in one or more Local Partnerships.

Reserves of the Partnership and reserves of the Local Partnerships may be increased or decreased from time to time by the general partner or the local general partner, as the case may be, in order to meet anticipated costs and expenses. The amount of cash flow available for distribution and/or sale or refinancing proceeds, if any, which is available for distribution to the Limited Partners may be affected accordingly.

Results of Operations

The Partnership was formed to provide various benefits to its Limited Partners as discussed in Item 1. It is not expected that any of the Local Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to Limited Partners in any material amount. The Partnership accounts for its investments in the Local Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Partnerships.

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

Except for interim investments in highly liquid debt investments, the Partnership's investments are entirely interests in other Local Partnerships owning Apartment Complexes. Funds temporarily not required for such investments in projects are invested in these highly liquid debt investments earning interest income as reflected in the statements of operations. These interim investments can be easily converted to cash to meet obligations as they arise. Included in interest income for 1995 is $86,095 related to interest earned in prior years on deposits held in escrow for capital contributions paid.

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

The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Partnerships.

Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

Operating expenses consist primarily of recurring general and administrative expenses and professional fees for services rendered to the Partnership. In addition, an annual partnership management fee in an amount equal to 0.5% of invested assets is payable to the General Partner and Special Limited Partner. The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of Partnership affairs. The decrease in legal and accounting fees for the year ended December 31, 1996 as compared to 1995 and 1994, is due to legal fees related to the Michigan Beach litigation and various securities matters in 1995 and 1994.

The Palm Springs View property, a 120-unit apartment complex located in Palm Springs, California, was in default on the mortgage note in 1995. The mortgage note is insured by the United States Department of Housing and Urban Development ("HUD"). In January 1996, HUD paid to the lender a "partial payment of insurance claim", which modified the mortgage note, including a reduction of the interest rate and the creation of a second deed of trust to HUD with required payments restricted to a proportion of available property cash flow. The completion of the partial payment of insurance claim, in addition to the application of reserve funds already held by the lender, served to cure the default. In December 1993, Local Partnership, PSVA Joint Venture, was admitted as an additional limited partner of the Palm Springs Local Partnership by its acquisition of 49% of the existing limited partner's 99% ownership interest. In exchange for the ownership interest, the additional limited partner originally agreed to invest $577,200, which was to be paid in seventy-eight installments of $7,400 per month. In January 1996, in conjunction with the partial payment of insurance claim, the additional limited partner made a lump-sum contribution of $150,000 in lieu of the payment of the twenty-four installments payable during 1996 and 1997.

The Parkwood Landing Local Partnership obtained permanent financing of $4,700,000 in October 1994, the proceeds of which were used to repay the then-outstanding construction loan in the amount of $6,386,000. The remaining outstanding loan balance was paid primarily with the Partnership's investment of the second and third capital contributions (approximately $1,200,000 and $400,000, respectively), with the remainder being funded by the Local Operating General Partner. Pursuant to a letter agreement dated October 13, 1994 between the Partnership and the Local Operating General Partner, the third capital contribution was advanced in order to facilitate the funding of the permanent loan. This advance capital contribution bears interest at the prime rate plus 2% per annum, and the interest is due and payable upon the attainment of Rental Achievement. In consideration of the Partnership's advance of the third capital contribution, the local general partner agreed to redefine the benchmarks of the fourth and final capital contribution of $355,909 so as to be payable in two separate installments. The final capital contribution shall now be payable in two installments: (a) $100,000 upon the attainment of breakeven operations and 95% occupancy for six consecutive months, as defined in the letter agreement, and (b) $255,909 upon an additional three months of breakeven operations and 95% occupancy. In addition, the management agent, which is an affiliate of the Local Operating General Partner, shall subordinate its property management fees in the event the project operates at a deficit during the guaranty period. As of December 31, 1996, Rental Achievement has not been attained and the interest on the capital contributions has not yet been received or accrued by the Partnership.

The Michigan Beach property, a 240-unit apartment complex located in Chicago, Illinois, operated at a substantial deficit during the year ended December 31, 1996. The deficit has been attributable to a soft local rental market, high leverage and deferred maintenance. In November 1996, the local partnership ceased making payments on its first mortgage, and has commenced negotiations with the lender and the U.S. Department of Housing and Urban Development, who insures the loan, in order to cure the default. As of December 31, 1996, the loan was in default and negotiation of the loan workout was still in progress. As a result of the above and the legal proceedings discussed in Item 3, the carrying value of the investment of $1,117,893 was written off as of December 31, 1996.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

The Financial Statements and Supplementary Data are listed under Item 14.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

Not applicable.

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                              FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULES
                  AND REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                             AS OF DECEMBER 31, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
National Tax Credit Investors II
(A California limited partnership)

We have audited the accompanying balance sheets of National Tax Credit Investors II (a California limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the index on item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain investee limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these investee limited partnerships represent 37 percent and 25 percent of total assets as of December 31, 1996 and 1995, respectively, and the equity in the net loss of these partnerships represents 25 percent, 24 percent and 43 percent of the total net loss of the Partnership for the years ended December 31, 1996, 1995 and 1994, respectively, and represent a substantial portion of the investee information in Note 2 and financial statement schedules. The financial statements of these investee limited partnerships were audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those limited partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of National Tax Credit Investors II as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Los Angeles, California
April 8, 1997

                     [LOGO]
[HUMISTON, SKOKAN, WARREN & EICHENBERGER LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Columbus Junction Park, Limited Partnership
West Des Moines, Iowa

We have audited the accompanying balance sheets of COLUMBUS JUNCTION PARK, LIMITED PARTNERSHIP as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Columbus Junction Park, Limited Partnership as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ HUMISTON, SKOKAN, WARREN & EICHENBERGER

January 9, 1997

                                     [LOGO]
                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Cottonwood Park Housing Partners

We have audited the accompanying balance sheets of COTTONWOOD PARK HOUSING PARTNERS (a Colorado limited partnership) as of December 31, 1996 and 1995, and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cottonwood Park Housing Partners as of December 31, 1996 and 1995, and its results of operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the financial statements, taken as a whole. The additional 1996 financial data, listed in the Table of Contents, are presented for purposes of additional analysis and are not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the 1996 financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ ALTSCHULER, MELVOIN AND GLASSER LLP

Los Angeles, California
February 17, 1997

               [LOGO]
[REZNICK FEDDER & SILVERMAN LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Countryside North American Partners, L.P.

    We have audited the accompanying statements of assets, liabilities and partners' equity of Countryside North American Partners, L.P. as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States and the New Jersey Housing Finance Agency Policies and Procedures Manual (revised July 1, 1996). Those standards and the Manual require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    As described in Note A, these financial statements were prepared in conformity with the accounting practices prescribed or permitted by the New Jersey Housing & Mortgage Finance Agency, and are not intended to be a presentation in conformity with generally accepted accounting principles.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners' equity of Countryside North American Partners, L.P. as of December 31, 1996 and 1995, and the results of its operations, the changes in partners' equity and cash flows for the years then ended, on the basis of accounting described in Note A.

    In accordance with Government Auditing Standards, we have also issued a report dated January 29, 1997 on our consideration of Countryside North American Partners, L.P. internal control structure and a report dated January 29, 1997 on its compliance with laws and regulations applicable to the financial statements.

    This report is intended solely for the information and use of the management of Countryside North American Partners, L.P. and the New Jersey Housing & Mortgage Finance Agency and should not be used for any other purpose.


/s/ REZNICK FEDDER & SILVERMAN

Bethesda, Maryland
January 29, 1997

          [LOGO]
[PANNETT & MARTI LETTERHEAD]



To the Partners
East Ridge Apartments (Limited Partnership)
Quincy, Illinois


We have audited the accompanying balance sheet of East Ridge Apartments (Limited Partnership) as of December 31, 1996, 1995 and 1994, and the related statements of income, retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of East Ridge Apartments (Limited Partnership) as of December 31 1996, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ PANNETT & MARTI, P.C.
Certified Public Accountants

February 14, 1997
Chesterfield, Missouri

              [LOGO]
[RICK J. TANNEBERGER LETTERHEAD]

Independent Auditor's Report

The Partners
Edgewood, A Limited Partnership

We have audited the accompanying balance sheets of Edgewood, A Limited Partnership, as of December 31, 1996 and 1995, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edgewood, A Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information presented on page 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Rick J. Tanneberger, CPA, P.A.

January 10, 1997

              [LOGO]
[RICK J. TANNEBERGER LETTERHEAD]

Independent Auditor's Report

The Partners
Germantown, A Limited Partnership

We have audited the accompanying balance sheets of Germantown, A Limited Partnership, as of December 31, 1996 and 1995, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Germantown, A Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information presented on page 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Rick J. Tanneberger, CPA, P.A.

January 15, 1997

                    [LOGO]
[HUMISTON, SKOKAN, WARREN & EICHENBERGER LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Grimes Park Apartments, Limited Partnership
West Des Moines, Iowa

    We have audited the accompanying balance sheets of GRIMES PARK APARTMENTS, LIMITED PARTNERSHIP as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grimes Park Apartments, Limited Partnership as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ HUMISTON, SKOKAN, WARREN & EICHENBERGER, P.C.

January 6, 1997

           [LOGO]
[ROCKOFF, HARLAN, RASOF, LTD. LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Jamestown Terrace (A California Limited Partnership)

We have audited the accompanying balance sheet of JAMESTOWN TERRACE (A California Limited Partnership), RECD Project No. 04-055-0363605470, as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JAMESTOWN TERRACE (A California Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards we have also issued a report dated January 20, 1997 on our consideration of the Partnership's internal control structure and a report dated January 20, 1997 on its compliance with laws and regulations.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 15 through 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ ROCKOFF, HARLAN, RASOF, LTD.

Skokie, Illinois
January 20, 1997

             [LOGO]
[PLANTE & MORAN, LLP LETTERHEAD]

Independent Auditor's Report

To the Partners
Jefferson Meadows Limited
  Dividend Housing Association
  Limited Partnership

We have audited the accompanying balance sheet of Jefferson Meadows Limited Dividend Housing Association Limited Partnership (a Michigan limited partnership), MSHDA Development No. 848, as of December 31, 1996, 1995, and 1994, and the related statements of profit and loss, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jefferson Meadows Limited Dividend Housing Association Limited Partnership at December 31, 1996, 1995, and 1994, and the results of its operations and changes in partners' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 13, 1997, on our consideration of the Partnership's internal control structure and a report dated January 13, 1997, on its compliance with laws and regulations.


/s/ PLANTE & MORAN LLP

January 13, 1997

               [LOGO]
[DONALD W. CAUSEY, CPA, P.C. LETTERHEAD]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Kentucky River Apartments, Ltd.
A Kentucky Limited Partnership
Winchester, Kentucky

I have audited the accompanying balance sheet of Kentucky River Apartments, Ltd., a Kentucky Limited Partnership as of December 31, 1996, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted the audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kentucky River Apartments, Ltd., A Kentucky Limited Partnership as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The audit were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 and 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ DONALD W. CASEY, CPA, P.C.


February 1, 1997

              [LOGO]
[REZNICK FEDDER & SILVERMAN LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Wynnefield Lincoln Grove Limited Partnership

    We have audited the accompanying balance sheet of Wynnefield Lincoln Grove Limited Partnership as of December 31, 1996, and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wynnefield Lincoln Grove Limited Partnership as of December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/ REZNICK FEDDER & SILVERMAN

Charlotte, North Carolina
January 14, 1997

              [LOGO]
[RICK J. TANNEBERGER LETTERHEAD]

Independent Auditor's Report

The Partners
Meadow Lake I, A Limited Partnership

    We have audited the accompanying balance sheets of Meadow Lake I, A Limited Partnership, as of December 31, 1996 and 1995, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadow Lake I, A Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

    Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information presented on page 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Rick Tanneberger, CPA, P.A.
Rick J. Tanneberger, CPA

January 17, 1997

              [LOGO]
[STIENESSEN, SCHLEGEL & CO. LETTERHEAD]

Independent Auditor's Report

To the Partners
Nickel River Investment, A Wisconsin
 Limited Partnership
Augusta, Wisconsin

We have audited the accompanying balance sheets of Nickel River Investment, A Wisconsin Limited Partnership as of December 31, 1996, 1995, and 1994, and the related statements of operations and changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nickel River Investment, A Wisconsin Limited Partnership as of December 31, 1996, 1995, and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data on pages 10-13 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ STIENESSEN, SCHLEGEL & CO.

January 13, 1997

                                     [LOGO]

                 [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

             INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                      ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT


To the Partners of
Michigan Beach Limited Partnership

We have audited the accompanying balance sheets of MICHIGAN BEACH LIMITED PARTNERSHIP, FHA Project No. 071-36644 (the "Partnership"), as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Michigan Beach Limited Partnership as of December 31, 1996 and 1995, and the results of its operations, changes in its partners, equity and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. Insufficient cash flows and recurring losses from operations resulted in the Partnership becoming delinquent on its required monthly payments of principal, interest and reserves which were due for the period from November 1, 1996 through March 7, 1997. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are described in Notes 2 and 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards, we have also issued a report dated March 7, 1997 on our consideration of the Partnership's internal control structure and a report dated March 7, 1997 on its compliance with laws and regulations.

Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying additional 1996 financial data shown on pages 14 through 20 are presented for the purpose of additional analysis and are not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the 1996 financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



/s/ Altschuler, Melvoin and Glasser LLP

Los Angeles, California March 7, 1997
March 7, 1997

                     [LOGO]
[HUMISTON, SKOKAN, WARREN & EICHENBERGER LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Norwalk Park Apartments, Limited Partnership
West Des Moines, Iowa

We have audited the accompanying balance sheets of NORWALK PARK APARTMENTS, LIMITED PARTNERSHIP as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Norwalk Park Apartments, Limited Partnership as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/S/ HUMISTON, SKOKAN, WARREN & EICHENBERGER

January 8, 1997

               [LOGO]
[NORMAN, JOHNSON & CO., PA LETTERHEAD]

Independent Auditors' Report

To the Partners
Oak View Spartanburg Associates, L. P.
(A South Carolina Limited Partnership)
Spartanburg, South Carolina

We have audited the accompanying balance sheets of Oak View Spartanburg Associates, L.P.(A South Carolina Limited Partnership) as of December 31, 1996 and 1995, and the related statements of operations and changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oak View Spartanburg Associates, L.P. (A South Carolina Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Norman, Johnson & Co., PA

Spartanburg, South Carolina
February 24, 1997

                                     [LOGO]
                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                      ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

To the Partners of
Palm Springs View Apartments, Ltd.

We have audited the accompanying balance sheets of PALM SPRINGS VIEW APARTMENTS, LTD., FHA Project No. 143-94002-PM (the "Partnership") as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Palm Springs View Apartments, Ltd. as of December 31, 1996 and 1995, and the results of its operations, changes in its partners' equity, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 1997 on our consideration of the Partnership's internal control structure and a report dated January 31, 1997 on its compliance with laws and regulations.

Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying additional 1996 financial data shown on pages 13 through 19 are presented for purposes of additional analysis and are not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the 1996 financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ ALTSCHULER, MELVOIN & GLASSER, LLP


Los Angeles, California
January 31, 1997

                  [LOGO]
[WEINSTEIN SPIRA & COMPANY, P.C. LETTERHEAD]

Independent Auditors' Report

January 15, 1997

The Partners
Pampa Partnership Limited
Houston, Texas

We have audited the accompanying Balance Sheets of Pampa Partnership Limited as of December 31,1996 and 1995, and the related Statements of Operations, Changes in Partners' Capital, and Cash Flows for the years ended December 31, 1996, 1995, and 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pampa Partnership Limited as of December 31, 1996 and 1995, and the results of its operations and cash flows for the years ended December 31, 1996, 1995, and 1994, in conformity with generally accepted accounting principles.


/s/ WEINSTEIN SPRIA & CO., P.C.

                                 [LOGO]
             [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Paramount Limited Partnership

We have audited the income tax basis statement of assets, liabilities and partners' capital of PARAMOUNT LIMITED PARTNERSHIP as of December 31, 1996 and 1995, and the income tax basis statements of revenue and expenses, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

As described in Note 1, these financial statements were prepared on the accounting basis used for income tax purposes, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners' capital of Paramount Limited Partnership as of December 31, 1996 and 1995, and its revenue and expenses, changes in partners' capital and cash flows for the years then ended on the basis of accounting described in Note 1.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The Additional Financial Data on pages 11 and 12 are presented for the purposes of additional analysis and are not a required part of the financial statements. This information has been subjected to the procedures applied in the audits of the financial statements and, in our opinion, is stated fairly in all material respects in relation to the financial statements taken as a whole.


/s/ ALTSCHULER, MELVOIN & GLASSER LLP

Chicago, Illinois
January 23, 1997

           [LOGO]
[Habif, Arogeti & Wynne, P.C.

INDEPENDENT AUDITORS' REPORT

To the Partners
Huntsville Properties Limited Partnership d/b/a The Arbors Of Madison

We have audited the accompanying balance sheet of HUNTSVILLE PROPERTIES LIMITED PARTNERSHIP d/b/a THE ARBORS OF MADISON, as of December 31, 1996, and the related statements of changes in partners' equity, operations, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUNTSVILLE PROPERTIES LIMITED PARTNERSHIP d/b/a THE ARBORS OF MADISON as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has not been subjected to the auditing procedures applied in the audit of the basic financial statements.


/s/ HABIF, AROGETI & WYNNE, P.C.

Atlanta, Georgia

January 30, 1997

            [LOGO]
[DICKEY & WOLF, LLC LETTERHEAD]

INDEPENDENT AUDITORS: REPORT

To The Partners
Pineview Terrace I, L.P.

    We have audited the accompanying balance sheets of PINEVIEW TERRACE L L.P. ( a Texas Limited Partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity/(deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PREVIEW TERRACE I, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ DICKEY & WOLF

DICKEY & WOLF, LLC
Certified Public Accountants

Harrisonville, MO
January 27, 1997

[LOGO]
Koch & Koch

INDEPENDENT AUDITORS' REPORT

To the Partners of:
Quivira Place Associates, L.P.

We have audited the accompanying balance sheet of Quivira Place Associates, L.P., a limited partnership as of December 31, 1996 and the related statements of income, expense, and partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

Except as discussed in the following paragraph, we conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Because of the inadequacy of accounting records for the years prior to 1995, we were unable to form an opinion regarding the amounts at which fixed assets, accumulated depreciation, and partners' equity are recorded in the accompanying balance sheet at December 31, 1996 stated at $11,118,852, $2,764,423, and $4,468,939, respectively), or the amount of depreciation expense for the year then ended (stated at $546,874).

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had prior year records concerning fixed assets, accumulated depreciation, partners' equity, and depreciation expense been adequate, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Quivira Place Associates, L.P., a limited partnership as of December 31, 1996 and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Koch & Koch

Koch & Koch
Certified Public
Accountants
Kansas City, Missouri

               [LOGO]
[REZNICK FEDDER & SILVERMAN LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Rancho Del Mar Apartments Limited Partnership

We have audited the accompanying balance sheet of Rancho Del Mar Apartments Limited Partnership as of December 31, 1996, and the related statements of revenue and expenses, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that out audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rancho Del Mar Apartments Limited Partnership as of December 31, 1996, and the results of its operations, the changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ REZNICK FEDDER & SILVERMAN

Baltimore, Maryland
February 6, 1997

             [LOGO]
[HAWKINS, ASH, BAPTIE & COMPANY, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
Sheboygan Regency House
Sheboygan, Wisconsin

We have audited the accompanying balance sheets of Sheboygan Regency House, (A Wisconsin Limited Partnership) as of December 31, 1996, 1995, and 1994 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sheboygan Regency House as of December 31, 1996, 1995, and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ HAWKINS, ASH, BAPTIE & COMPANY, LLP

Manitowoc, Wisconsin
January 10, 1997

           [LOGO]
[RICK J. TANNEBERGER LETTERHEAD]

Independent Auditor's Report

The Partners
Salem Park, A Limited Partnership

We have audited the accompanying balance sheets of Salem Park, A Limited Partnership, as of December 31, 1996 and 1995, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Salem Park, A Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information presented on page 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Rick A. Tanneberger, CPA, P.A.
Rick J. Tanneberger, CPA

January 17, 1997

                    [LOGO]
[TORRES STOMPART, SANCHEZ RUIZ & CO. LETTERHEAD]

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS

Partners
Torres del Plata II Limited Partnership
San Juan, Puerto Rico


We have audited the accompanying balance sheet of Torres del Plata II Limited Partnership, as of December 31, 1996, and the related statements of operations, partners' equity, and cash flows for the year ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Torres del Plata II Limited Partnership as of December 31, 1995, were audited by other auditors whose report dated January 26, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Torres del Plata II Limited Partnership, as of December 31, 1996, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 23, 1997 on our consideration of the Partnership's internal control structure and a report dated January 23, 1997 on its compliance with laws, regulations, contracts, loans covenants and agreements.

January 23, 1997
License No. 169
San Juan, Puerto Rico


Stamp number 1412224 was affixed
to the original of this report.

                                     [LOGO]
                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Villa Real Limited Partnership

We have audited the accompanying balance sheets of VILLA REAL LIMITED PARTNERSHIP (a New Mexico limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Villa Real Limited Partnership as of December 31, 1996 and 1995, and its results of operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The additional 1996 financial data, listed in the Table of Contents, are presented for purposes of additional analysis and are not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the 1996 financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ ALTSCHULER, MELVOIN & GLASSER LLP

Los Angeles, California
February 17, 1997

            [LOGO]
[PLANTE & MORAN, LLP LETTERHEAD]


                          Independent Auditor's Report

To the Partners
Virginia Park Meadows Limited
Dividend Housing Association
Limited Partnership

We have audited the accompanying balance sheet of Virginia Park Meadows Limited Dividend Housing Association Limited Partnership (a Michigan limited partnership), MSHDA Development No. 849, as of December 31, 1996, 1995, and 1994, and the related statements of profit and loss, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Virginia Park Meadows Limited Dividend Housing Association Limited Partnership at December 31, 1996, 1995, and 1994, and the results of its operations and changes in partners' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 13, 1997, on our consideration of the Partnership's internal control structure and a report dated January 13, 1997, on its compliance with laws and regulations.


/s/ PLANTE & MORAN LLP

January 13, 1997

              [LOGO]
[DONALD W. CAUSEY, CPA, P.C. LETTERHEAD]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Clarksdale Community Housing Group, Ltd.
Clarksdale, Mississippi

I have audited the accompanying balance sheets of Clarksdale Community Housing Group, Ltd., a limited partnership, as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clarksdale Community Housing Group, Ltd., as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 10 and 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ DONALD W. CASEY, CPA, P.C.

February 18, 1997

               [LOGO]
[DURANT SCHRAIBMAN & LINDSAY LETTERHEAD]

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners
Pen-Hill-Co Limited Partnership
Columbia, South Carolina

We have audited the balance sheets of Pen-Hill-Co Limited Partnership, as of December 31, 1996 and 1995, and the related statements of profit and loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Governmental Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pen-Hill-Co Limited Partnership, as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 18, 1997 on our consideration of Pen-Hill-Co Limited Partnership's internal control structure and reports dated February 18, 1997 on its compliance with the specific requirements of major HUD programs and affirmative fair housing regulations.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedules are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the examination of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ DURANT, SCHRAIBMAN & LINDSAY

February 18, 1997

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                                     ASSETS

                                                                                      1996            1995
                                                                                   ===========     ===========

         INVESTMENTS IN LIMITED PARTNERSHIPS
             (Notes 1 and 2)                                                       $30,331,138     $36,116,847

         CASH AND CASH EQUIVALENTS (Note 1)                                            147,870         731,131

         RESTRICTED CASH (Note 3)                                                      212,129         205,274
                                                                                   ===========     ===========

                   TOTAL ASSETS                                                    $30,691,137     $37,053,252
                                                                                   ===========     ===========


                                         LIABILITIES AND PARTNERS' EQUITY

         LIABILITIES:
              Accrued fees due to partners (Notes 5 and 8)                         $ 1,302,375     $   687,768
              Capital contributions payable (Note 4)                                   356,985         356,985
              Accounts payable and accrued expenses                                     68,155         168,275
                                                                                   ===========     ===========
                                                                                     1,727,515       1,213,028
                                                                                   ===========     ===========

         CONTINGENCIES (Note 7)

         PARTNERS' EQUITY                                                           28,963,622      35,840,224
                                                                                   ===========     ===========

                    TOTAL LIABILITIES AND PARTNERS' EQUITY                         $30,691,137     $37,053,252
                                                                                   ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                   1996               1995               1994
                                               -----------        -----------        -----------

INTEREST INCOME                                $    25,136        $   165,254        $    59,636
                                               -----------        -----------        -----------

OPERATING EXPENSES:
     Management fees - partners (Note 5)           764,607            764,607            764,607
     General and administrative (Note 5)           124,939            126,134            136,030
     Legal and accounting                          147,509            400,923            312,751
                                               -----------        -----------        -----------

          Total operating expenses               1,037,055          1,291,664          1,213,388
                                               -----------        -----------        -----------

LOSS FROM PARTNERSHIP OPERATIONS                (1,011,919)        (1,126,410)        (1,153,752)

WRITE-OFF OF INVESTMENT IN
     LIMITED PARTNERSHIP (Note 2)               (1,117,893)                --                 --

EQUITY IN LOSS OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ACQUISITION COSTS (Note 2)              (4,746,790)        (4,684,182)        (5,338,942)
                                               -----------        -----------        -----------

NET LOSS                                       $(6,876,602)       $(5,810,592)       $(6,492,694)
                                               ===========        ===========        ===========

NET LOSS PER LIMITED
     PARTNERSHIP INTEREST (Note 1)             $       (94)       $       (79)       $       (89)
                                               ===========        ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                        General            Limited
                                       Partners            Partners             Total
                                     ------------        ------------        ------------
PARTNERS' EQUITY (DEFICIENCY),
       January 1, 1994               $   (147,489)       $ 48,290,999        $ 48,143,510

       Net loss for 1994                  (64,927)         (6,427,767)         (6,492,694)
                                     ------------        ------------        ------------

PARTNERS' EQUITY (DEFICIENCY),
       December 31, 1994                 (212,416)         41,863,232          41,650,816

       Net loss for 1995                  (58,106)         (5,752,486)         (5,810,592)
                                     ------------        ------------        ------------

PARTNERS' EQUITY (DEFICIENCY),
       December 31, 1995                 (270,522)         36,110,746          35,840,224

       Net loss for 1996                  (68,766)         (6,807,836)         (6,876,602)
                                     ------------        ------------        ------------

PARTNERS' EQUITY (DEFICIENCY),
       December 31, 1996             $   (339,288)       $ 29,302,910        $ 28,963,622
                                     ============        ============        ============


   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                         1996               1995               1994
                                                                      -----------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                         $(6,876,602)       $(5,810,592)       $(6,492,694)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
           Equity in loss of limited partnerships
               and amortization of acquisition costs                    4,746,790          4,684,182          5,338,942
           Write-off of investee partnership                            1,117,893                 --                 --
           Decrease in other receivables                                       --             15,095            227,438
           Increase (decrease) in:
               Accounts payable and accrued expenses                     (100,120)            44,853             53,581
               Accrued fees due to partners                               614,607            261,067            410,309
                                                                      -----------        -----------        -----------

            Net cash used in operating activities                        (497,432)          (805,395)          (462,424)
                                                                      -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in limited partnerships:
        Capital contributions                                            (220,440)          (201,276)                --
        Capitalized acquisition costs and fees                             (2,211)           (10,692)          (390,679)
        Distributions recognized as a return of capital                   143,677            346,857            626,444
     Decrease in capital contributions payable                                 --            (12,696)        (2,142,577)
     Purchase of short-term investments                                        --                 --         (3,114,095)
     Maturity of short-term investments                                        --          1,000,000          5,107,575
     Decrease (increase) in restricted cash                                (6,855)           (12,369)           224,145
                                                                      -----------        -----------        -----------

            Net cash provided by (used in) investing activities           (85,829)         1,109,824            310,813
                                                                      -----------        -----------        -----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                    (583,261)           304,429           (151,611)

CASH AND CASH EQUIVALENTS, beginning of year                              731,131            426,702            578,313
                                                                      -----------        -----------        -----------

CASH AND CASH EQUIVALENTS, end of year                                $   147,870        $   731,131        $   426,702
                                                                      ===========        ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Organization

           National Tax Credit Investors II (the Partnership) was formed under the California Revised Limited Partnership Act and organized on January 12, 1990. The Partnership was formed to invest primarily in other limited partnerships which own and operate multifamily housing complexes that are eligible for low income housing tax credits. The general partner of the Partnership (the "General Partner") is National Partnership Investments Corp., a California corporation ("NAPICO"). The special limited partner of the Partnership (the "Special Limited Partner") is PaineWebber TC Partners L.P., a Virginia Limited Partnership.

           The Partnership offered for sale up to 100,000 units of limited partnership interests ("Units") at $1,000 per unit (including 50,000 units subject to the selling agent's option). The term of the offering expired on April 22, 1992, at which date a total of 72,404 units had been sold amounting to $72,404,000 in capital contributions. Offering expenses of $9,412,868 were incurred in connection with the sale of such limited partner interests.

           The General Partner has a 1% interest in operating profits and losses of the Partnership. The limited partners will be allocated the remaining 99% interest in proportion to their respective investments.

           The Partnership shall continue in full force and effect until December 31, 2030, unless terminated earlier pursuant to the partnership agreement or law.

           Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the General Partner will be entitled to a property disposition fee as mentioned in the partnership agreement. The limited partners will have a priority item equal to their invested capital plus 6% priority return as defined in the partnership agreement. This property disposition fee may accrue but shall not be paid until the limited partners have received distributions equal to 100% of their capital contributions plus the 6% priority return.

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

           Method of Accounting for Investment in Limited Partnerships

           The investments in limited partnerships are accounted for on the equity method. Acquisition, selection and other costs related to the acquisition of the projects acquired are capitalized as part of the

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996


1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

           investment accounts and are being amortized on a straight line basis over the estimated lives of the underlying assets, which is generally 30 years.

           Net Loss Per Limited Partnership Interest

           Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding during the year. The number of limited partner interests was 72,404 for all years presented.

           Cash and Cash Equivalents

           The Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

           Impairment of Long-Lived Assets

           The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.

2.         INVESTMENTS IN LIMITED PARTNERSHIPS

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

           At December 31, 1996, the Local Partnerships own residential projects consisting of 3,716 apartment units.

           The Partnership, as a limited partner, is generally entitled to 99% of the operating profits and losses of the Local Partnerships. National Tax Credit, Inc. II ("NTC-II"), an affiliate of the General Partner, serves either as a special limited partner or non-managing administrative general partner in each Local Partnership, in which case it receives .01% of operating profits and losses of the Local Partnership. In addition, NTC-II is the Local Operating General Partner of four Local Partnerships, in which case it is entitled to .09% of the operating profits and losses of the Local Partnership. The Partnership is generally entitled to receive 50% of the net cash flow generated by the Apartment Complexes, subject to repayment of any loans made to the Local Partnerships (including loans made by NTC-II or an affiliate), repayment for funding of development deficit and operating deficit guarantees by the Local Operating General Partners or their affiliates (excluding NTC-II and its affiliates), and certain priority payments to the Local Operating General Partners other than NTC-II or its affiliates.

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996


2.         INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

           The following is a summary of the investments in and advances to Local Partnerships and reconciliation to the Local Partnerships accounts:

                                                                             1996                1995
                                                                         ------------        ------------
            Investments balance, beginning of year                       $ 36,116,847        $ 40,935,918
            Capital contributions                                             220,440             201,276
            Capitalized acquisition costs and fees (Note 5)                     2,211              10,692
            Equity in loss of limited partnerships                         (4,515,318)         (4,374,973)
            Write off of investee partnership                              (1,117,893)                 --
            Amortization of capitalized acquisition costs and fees           (231,472)           (309,209)
            Distributions recognized as a return of capital                  (143,677)           (346,857)
                                                                         ------------        ------------
            Investments balance, end of year                             $ 30,331,138        $ 36,116,847
                                                                         ============        ============

           The difference between the investment per the accompanying balance sheets at December 31, 1996 and 1995, and the equity per the Local Partnerships' combined financial statements is due primarily to costs capitalized to the investment account and the Partnership's recording of capital contributions payable to the Local Partnerships in its investment balance.

           Michigan Beach

           The Michigan Beach property, a 240-unit apartment complex located in Chicago, Illinois, operated at a substantial deficit during the year ended December 31, 1996. The deficit has been attributable to a soft local rental market, high leverage and deferred maintenance. In November 1996, the local partnership ceased making payments on its first mortgage, and has commenced negotiations with the lender and the U.S. Department of Housing and Urban Development, who insures the loan, in order to cure the default. As of December 31, 1996, the loan was in default and negotiation of the loan workout was still in progress. As a result of the above and the legal proceedings discussed in Note 7, the carrying value of the investment of $1,117,893 was written off as of December 31, 1996.

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996


2.         INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

           Selected financial information from the combined financial statements of the Local Partnerships at December 31, 1996 and 1995 and for each of the three years ended December 31, 1996 is as follows:

                                 Balance Sheets

                                                               1996           1995
                                                             --------       --------
                                                                 (in thousands)

            Land and buildings, net                          $130,819       $136,213
                                                             ========       ========

            Total assets                                     $142,439       $146,846
                                                             ========       ========

            Mortgages and construction loans payable
                secured by real property                     $ 91,311       $ 91,012
                                                             ========       ========

            Total liabilities                                $102,772       $102,338
                                                             ========       ========

            Equity of National Tax Credit Investors II       $ 29,340       $ 33,886
                                                             ========       ========

            Equity of other partners                         $ 10,327       $ 10,622
                                                             ========       ========

                            Statements of Operations

                                                           1996            1995             1994
                                                         --------        --------        --------
                                                                        (in thousands)

            Total revenues                               $ 18,218        $ 17,883        $ 17,800
                                                         ========        ========        ========

            Interest expense                             $  7,229        $  7,508        $  7,582
                                                         ========        ========        ========

            Depreciation and amortization                $  5,594        $  5,627        $  5,972
                                                         ========        ========        ========

            Total expenses                               $ 22,790        $ 22,597        $ 23,002
                                                         ========        ========        ========

            Net loss                                     $ (4,572)       $ (4,714)       $ (5,202)
                                                         ========        ========        ========

            Net loss allocable to the Partnership        $ (4,402)       $ (4,375)       $ (5,009)
                                                         ========        ========        ========

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996


2.         INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

           An affiliate of the General Partner is the Local Operating General Partner in four of the Local Partnerships included above, and another affiliate receives property management fees of approximately 5 percent of gross revenues from three of these four Local Partnerships and from one other Local Partnership (Note 5) in which the affiliate is not the General Partner. The following sets forth the significant combined data for the Local Partnerships in which an affiliate of the General Partner was the Local Operating General Partner:

                                                               1996             1995           1994
                                                             --------        --------        --------
                                                                          (in thousands)

            Total assets                                     $ 13,032        $ 13,431
                                                             ========        ========

            Total liabilities                                $  7,808        $  7,829
                                                             ========        ========

            Equity of National Tax Credit Investors II       $  4,107        $  4,484
                                                             ========        ========

            Equity of other partners                         $  1,117        $  1,118
                                                             ========        ========

            Total revenue                                    $  1,754        $  1,735        $  1,796
                                                             ========        ========        ========

            Net loss                                         $   (375)       $   (365)       $   (264)
                                                             ========        ========        ========

3.         RESTRICTED CASH

           Restricted cash represents funds in escrow to be used, to fund operating deficits, if any, of one of the Local Partnerships, as defined in the Local Partnership Agreement.

4.         CAPITAL CONTRIBUTIONS PAYABLE

           Capital contributions payable represents amounts which are due at various times based on conditions specified in the respective Local Partnership agreements. The capital contributions payable are unsecured and non-interest bearing. These amounts are generally due upon the Local Partnership achieving certain operating or financing benchmarks.

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996


5.         RELATED-PARTY TRANSACTIONS

           Under the terms of the Amended and Restated Agreement of Limited Partnership, the Partnership is obligated to the General Partner and the Special Limited Partner for the following fees:

           (a) An acquisition fee in an amount equal to 6.0 percent of the gross proceeds allocable to each of the Partnership's investments in local partnerships or apartment complexes which will be allocated 83.33 percent to the General Partner and 16.67 percent to the Special Limited Partner. As of December 31, 1996, acquisition fees of $4,316,895 were paid and are included in investments in limited partnerships, including $54,333 paid in 1994.

           (b)      An annual Partnership management fee in an amount equal to
                    0.5 percent of invested assets (as defined in the partnership agreement) is payable to the General Partner and Special Limited Partner. Partnership management fees in the amount of $764,607 were recorded as an expense in 1996, 1995 and 1994. As of December 31, 1996 and 1995, management fees in the amount of $1,302,375 and $687,768, respectively, were due to the General Partner and the Special Limited Partner.

           (c) A property disposition fee is payable to the General Partner in an amount equal to the lesser of (i) one-half of the competitive real estate commission that would have been charged by unaffiliated third parties providing comparable services in the area where the apartment complex is located, or (ii) 3% of the sale price received in connection with the sale or disposition of the apartment complex or local partnership interest, but in no event will the property disposition fee and all amounts payable to unaffiliated real estate brokers in connection with any such sale exceed in the aggregate, the lesser of the competitive rate (as described above) or 6% of such sale price. Receipt of the property disposition fee will be subordinated to the distribution of sale or refinancing proceeds by the Partnership until the limited partners have received distributions of sale or refinancing proceeds in an aggregate amount equal to (i) their 6% priority return for any year not theretofore satisfied (as defined in the partnership agreement) and (ii) an amount equal to the aggregate adjusted investment (as defined in the partnership agreement) of the limited partners. No disposition fees have been paid.

           (d) The Partnership reimburses certain expenses to the General Partner. The reimbursement paid to the General Partner was $41,991, $38,700 and $37,297 during 1996, 1995 and 1994, respectively, and is included in general and administrative expenses.

           NTC-II is the Local Operating General Partner in four of the Partnership's 37 Local Partnerships. In addition, NTC-II is either a special limited partner or non-managing administrative general partner in each Local Partnership.

           An affiliate of the General Partner is responsible for the on-site property management for four Local Partnerships (Note 2). The Local Partnerships paid the affiliate property management fees of $131,023, $117,827 and $54,291 in 1996, 1995 and 1994, respectively.

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996


6.         INCOME TAXES

           No provision has been made for income taxes in the accompanying financial statements since such taxes, if any, are the liability of the individual partners. The major differences in tax and financial statement losses result from the use of different bases and depreciation methods for the properties held by the Local Partnerships.

7.         CONTINGENCIES

           The General Partner of the Partnership is a plaintiff in various lawsuits and has also been named a defendant in other lawsuits arising from transactions in the ordinary course of business. In addition, the Partnership was involved in the following lawsuit. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

           Michigan Beach/City of Chicago Litigation: On June 19, 1991, the City of Chicago ("Chicago") commenced an action in the Circuit Court of Cook County, Illinois (the "Chicago Litigation") against the unaffiliated local operating general partner, certain of its affiliates, the Michigan Beach Limited Partnership, National Tax Credit Investors II ("NTCI-II"), National Tax Credit Inc. II ("NTC-II"), as the limited and administrative general partner, respectively, of the Michigan Beach Limited Partnership, and certain other defendants, including the Government National Mortgage Association ("GNMA"). On May 8, 1992, the Circuit Court of Cook County entered an order dismissing Counts I-V as against all defendants. On January 26, 1993, the Illinois Appellate Court affirmed the order dismissing all the claims asserted against NTCI-II and NTC-II. Chicago did not appeal that judgment.

           In August, 1994, Chicago brought Michigan Beach Limited Partnership, which is the local partnership, back into the Chicago Litigation by filing a second amended complaint which named the local partnership and others as defendants. (Counts I-IV were not directed to the local partnership. As was previously reported, the allegations directed against the local partnership are in Counts V, VI, VII and VIII). Chicago alleged, among other things, that Michigan Beach Cooperative, which was the previous owner of the Michigan Beach Apartments, fraudulently induced Chicago to loan to it $3,295,230, and breached its alleged agreement to use the loan proceeds solely for rehabilitating the building. In Counts V and VI, Chicago alleged that the local partnership's purchase of the Michigan Beach Apartments from the Michigan Beach Cooperative was a fraudulent conveyance intended to render the Michigan Beach Cooperative judgment proof and thereby deprive Chicago of its only source of recovery on its claims against the Michigan Beach Cooperative; thus, Chicago alleged in these counts that a judgment entered in favor of Chicago on its claim against the Michigan Beach Cooperative could be satisfied by Michigan Beach Apartments. Counts VII and VIII further alleged breaches of Chicago's junior note and mortgage.

           The local partnership moved to dismiss all of these allegations. Dismissal of Counts VI, VII and VIII, was granted and the Michigan Beach local partnership filed an answer to Count V which denies all of the material allegations of wrongdoing. Additionally, the local partnership filed a counterclaim against Chicago requesting $1,000,000 in compensatory damages arising out of Chicago's conduct in preventing a modification of the senior debt on the property. On January 26, 1996, the Circuit Court

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996

7.         CONTINGENCIES (CONTINUED)

           of Cook County entered an order granting summary judgment in favor of certain defendants and against Chicago, thereby disposing of all counts of the Chicago's Third Amended Complaint against all defendants. The court also found in favor of the local partnership on its motion for summary judgment on Count II of its counterclaim against the City. The City has appealed these rulings and that appeal is currently pending.

           The Michigan Beach Limited Partnership is vigorously prosecuting Counts I and III of its counterclaim against the City. The parties are in the initial states of discovery. The local partnership is also defending the appeal. At the present time, legal counsel for the local partnership is unable to predict the outcome of this litigation. The Partnership's investment in Michigan Beach Limited Partnership at December 31, 1996 is zero.

8.         FAIR VALUE OF FINANCIAL INSTRUMENTS

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

9.         FOURTH-QUARTER ADJUSTMENT

           The Partnership's policy is to record its equity in the loss of limited partnerships on a quarterly basis using estimated financial information furnished by the various local operating general partners. The equity in loss reflected in the accompanying annual consolidated financial statements is based primarily upon audited financial statements of the investee limited partnerships. The increase, approximately $1,215,789, between the estimated nine-month equity in loss and the actual 1996 year end equity in loss has been recorded in the fourth quarter.

                    NATIONAL TAX CREDIT INVESTORS II                    SCHEDULE
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                              YEAR ENDED DECEMBER 31, 1996
----------------------------------------------------------------------------------------------------------------------------------
                                                                                               AMORTIZATION
                              BALANCE                   CAPITALIZED                  EQUITY         OF        BALANCE   CAPITAL
     LIMITED                JANUARY 1,      CAPITAL     ACQUISITION      CASH        INCOME     CAPITALIZED  DEC. 31, CONTRIBUTIONS
PARTNERSHIPS                   1996      CONTRIBUTIONS  COSTS/FEES  DISTRIBUTIONS    (LOSS)     ACQ. COSTS      1996     PAYABLE
------------              ============== =============  =========== =============  ===========  ===========  ========== ===========

Ashville Equity             $    642,399   $    36,000   $           $            $   (125,114)  $  (5,891) $   547,394   $
Columbus Junction                 90,439                                               (22,284)     (1,931)      66,224
Cottonwood Park                1,198,665                                                   490      (8,012)   1,191,143
The Cottages I                    56,926                                               (53,537)     (3,389)           0
Countryside                    2,543,515                                              (182,374)    (11,362)   2,349,779
Eastridge Apartments             625,090                                               (51,821)     (2,987)     570,282
Edgewood Apartments            1,447,572                                               (93,969)     (5,834)   1,347,769
Fourth Street                  1,929,180                                 (16,400)     (123,386)     (7,053)   1,782,341
Germantown Apartments          1,602,141                                 (20,691)     (113,124)     (6,811)   1,461,515
Great Basin Associates           404,856                                                22,801      (3,963)     423,694
Grimes Park Apartments            81,823                                                (7,855)     (2,116)      71,852
Jamestown                        537,293                                  (3,600)      (62,087)     (3,322)     468,284
Jefferson Meadows
  Apartments                     975,565                                              (247,262)     (7,574)     720,729
Kentucky River Apartments      1,001,233                                               (29,921)     (4,719)     966,493
Lincoln Grove                  1,142,686                                 (18,705)      (85,229)     (4,527)   1,034,225
Meadowlakes Apartments         1,385,676                                 (16,128)      (77,760)     (5,828)   1,285,960
Michigan Beach Apartments      1,916,791       174,440        2,211                 (2,071,830)    (21,612)           0
Nickel River
  (Wedgewood) Apts.            1,028,528                                               (64,491)     (7,170)     956,867
Norwalk Park Apartments           81,404                                                (6,419)     (1,416)      73,569
(Oakview                         676,876                                                32,775      (2,926)     706,725
Pam Apartments                   302,442                                 (18,000)      (75,334)     (2,836)     206,272
Palm Springs View                680,224                                              (138,098)     (9,989)     532,137       1,081
Paramount Apartments             628,464        10,000                                (144,199)     (8,467)     485,798
Parkwood Landing               1,802,848                                              (402,316)    (13,783)   1,386,749     355,904
Pensacola Affordable             512,786                                               (29,755)     (3,401)     479,630
Pineview Terrace                 735,002                                              (190,945)     (6,197)     537,860
Quivera                        1,244,761                                 (25,663)     (227,578)    (11,045)     980,475
Rancho Del Mar                 4,327,385                                              (244,654)    (16,084)   4,066,647
Salem Park Apartments            841,761                                 (15,000)     (100,981)     (6,787)     718,993
Sheboygan Apartments             723,743                                               (36,949)     (3,549)     683,245
Sitka III Apartments             119,865                                  (1,464)      (44,798)     (1,905)      71,698
Soldotna (Northwood Senior)
  Apartments                     258,158                                  (1,698)      (19,051)     (1,900)     235,509
Torres De Plata II               294,162                                  (6,328)     (123,208)     (2,580)     162,046
Villa Real                     2,826,307                                              (138,037)    (11,617)   2,676,653
Virginia Park Meadows            974,362                                              (230,816)     (7,268)     736,278
Wade Walton Apartments           381,762                                               (69,469)     (3,373)     308,920
Westbridge Apartments             94,157                                               (54,626)     (2,248)      37,283
Western (Ellis) Court                  0                                                                              0
                            ------------     ---------   ----------  -----------  ------------   ---------  -----------   ---------

                            $ 36,116,847     $ 220,440   $    2,211  $  (143,677) $ (5,633,211)  $(231,472) $30,331,138   $ 356,985
                            ============     =========   ==========  ===========  ============   =========  ===========   =========


                         NATIONAL TAX CREDIT INVESTORS II               SCHEDULE
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                                          Year Ended December 31, 1995
----------------------------------------------------------------------------------------------------------------------------------
                                                                                              AMORTIZATION
                                  BALANCE                 CAPITALIZED                 EQUITY        OF      BALANCE    CAPITAL
LIMITED                          JANUARY 1    CAPITAL     ACQUISITION     CASH        INCOME   CAPITALIZED DEC. 31,  CONTRIBUTIONS
PARTNERSHIPS                       1995    CONTRIBUTIONS  COSTS/FEES  DISTRIBUTIONS   (LOSS)   ACQ. COSTS    1995      PAYABLE
---------------------------------------------------------------------------------------------------------------------------------

Ashville Equity              $    730,598  $  14,000                                 $ (96,308)  $ (5,891)  $   642,399  $      0
Columbus Junction                 107,181                                              (14,811)    (1,931)       90,439         0
Cottonwood Park                 1,244,432                              ($38,420)           665     (8,012)    1,198,665         0
The Cottages I                    185,001                                             (124,686)    (3,389)       56,926         0
Countryside                     2,817,879                               (89,300)      (173,702)   (11,362)    2,543,515         0
Eastridge Apartments              694,416                                              (66,339)    (2,987)      625,090         0
Edgewood Apartments             1,545,445                                (2,000)       (90,039)    (5,834)    1,447,572         0
Fourth Street                   1,995,615                               (16,400)       (42,982)    (7,053)    1,929,180         0
Germantown Apartments           1,749,147                               (11,286)      (128,909)    (6,811)    1,602,141         0
Great Basin Associates            501,869                                              (93,050)    (3,963)      404,856         0
Grimes Park Apartments             91,597                                               (7,658)    (2,116)       81,823         0
Jamestown                         597,717                                (3,600)       (53,502)    (3,322)      537,293         0
Jefferson Meadows
  Apartments                    1,241,765                                             (258,626)    (7,574)      975,565         0
Kentucky River Apartments       1,066,016                                              (60,064)    (4,719)    1,001,233         0
Lincoln Grove                     963,723                               (20,405)       203,895     (4,527)    1,142,686         0
Meadowlakes Apartments          1,473,438                                              (81,934)    (5,828)    1,385,676         0
Michigan Beach Apartments       2,399,784    187,487    $10,692                       (659,775)   (21,397)    1,916,791         0
Nickel River (Wedgewood)
  Apartments                    1,078,815                                              (43,117)    (7,170)    1,028,528         0
Norwalk Park Apartments            88,994                                               (6,174)    (1,416)       81,404         0
Oakview                           595,515                                               84,287     (2,926)      676,876         0
Pam Apartments                    395,107                                (6,300)       (83,529)    (2,836)      302,442         0
Palm Springs View                 880,636                                             (190,423)    (9,989)      680,224     1,081
Paramount Apartments              796,465                                             (159,534)    (8,467)      628,464         0
Parkwood Landing                2,272,439                                             (455,808)   (13,783)    1,802,848   355,904
Pensacola Affordable              563,644                                              (47,457)    (3,401)      512,786         0
Pineview Terrace                  901,394                                             (160,195)    (6,197)      735,002         0
Quivera                         1,704,362                               (42,002)      (406,554)   (11,045)    1,244,761         0
Rancho Del Mar                  4,683,230       (211)                   (57,895)      (281,655)   (16,084)    4,327,385         0
Salem Park Apartments             905,794                               (10,000)       (47,246)    (6,787)      841,761         0
Sheboygan Apartments              801,836                                              (74,544)    (3,549)      723,743         0
Sitka III Apartments              156,400                                (1,223)       (33,407)    (1,905)      119,865         0
Soldotna (Northwood
  Senior) Apartments              286,601                                (1,698)       (24,845)    (1,900)      258,158         0
Torres De Plata II                417,154                                (6,328)      (114,084)    (2,580)      294,162         0
Villa Real                      2,992,410                               (40,000)      (114,486)   (11,617)    2,826,307         0
Virginia Park Meadows           1,275,211                                             (293,581)    (7,268)      974,362         0
Wade Walton Apartments            461,848                                              (76,713)    (3,373)      381,762         0
Westbridge Apartments             194,487                                              (98,083)    (2,247)       94,157         0
Western (Ellis) Court              77,953                                                         (77,953)            0
Abandoned Properties
  acquisition cost
                             ----------------------------------------------------------------------------------------------------

                             $ 40,935,918   $201,276     $10,692      $(346,857)   $(4,374,973) $(309,209)  $36,116,847  $356,985
                             ----------------------------------------------------------------------------------------------------

                         NATIONAL TAX CREDIT INVESTORS II               SCHEDULE
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                                    Year Ended December 31, 1994
---------------------------------------------------------------------------------------------------------------------------------
                                                                                     AMORTIZATION
                             BALANCE     CAPITAL  CAPITALIZED    CASH       EQUITY        OF          BALANCE      CAPITAL
LIMITED                     JANUARY 31,  CONTRI-  ACQUISITION   DISTRI-     INCOME    CAPITALIZED     DEC. 31,   CONTRIBUTIONS
PARTNERSHIPS                   1994      BUTIONS     COSTS      BUTIONS     (LOSS)    ACQ. COSTS       1994        PAYABLE
---------------------------------------------------------------------------------------------------------------------------------

Ashville Equity            $   816,307                                    $  (79,818)   $ (5,891)   $   730,598    $      0
Columbus Junction              131,865                                       (22,753)     (1,931)       107,181           0
Cottonwood Park              1,317,216             $     42   $ (38,000)     (26,814)     (8,012)     1,244,432           0
The Cottages I                 346,097                                      (157,707)     (3,389)       185,001           0
Countryside                  3,024,662                6,966                 (202,503)    (11,246)     2,817,879           0
Eastridge Apartments           747,101                           (6,938)     (42,760)     (2,987)       694,416           0
Edgewood Apartments          1,662,595                  644                 (111,971)     (5,823)     1,545,445           0
Fourth Street                2,554,830               29,623     (12,304)    (569,974)     (6,560)     1,995,615           0
Germantown Apartments        1,934,261                  663                 (178,977)     (6,800)     1,749,147           0
Great Basin Associates         556,647                           (7,170)     (43,645)     (3,963)       501,869           0
Grimes Park Apartments         100,784                  460                   (7,538)     (2,109)        91,597           0
Jamestown                      679,418                                       (78,379)     (3,322)       597,717           0
Jefferson Meadows
  Apartments                 1,521,517                2,007                 (274,219)     (7,540)     1,241,765           0
Kentucky River Apartments    1,106,542                  205                  (36,016)     (4,715)     1,066,016           0
Lincoln Grove                1,024,908                          (22,105)     (34,553)     (4,527)       963,723           0
Meadowlakes Apartments       1,651,831                                      (172,565)     (5,828)     1,473,438           0
Michigan Beach Apartments    2,685,243               50,017                 (315,090)    (20,386)     2,399,784           0
Nickel River (Wedgewood)
  Apartments                 1,135,160                                       (49,175)     (7,170)     1,078,815           0
Norwalk Park Apartments        100,948                                       (10,538)     (1,416)        88,994           0
Oakview                        570,765                                        27,676      (2,926)       595,515           0
Pam Apartments                 516,000                          (22,000)     (96,057)     (2,836)       395,107           0
Palm Springs View            1,037,401                1,572                 (148,373)     (9,964)       880,636       1,081
Paramount Apartments           901,166                  709     (12,654)     (84,301)     (8,455)       796,465      12,696
Parkwood Landing             2,780,880  $(44,091)     7,571                 (458,264)    (13,657)     2,272,439     355,904
Pensacola Affordable           646,128                                       (79,083)     (3,401)       563,644           0
Pineview Terrace             1,000,828                                       (93,237)     (6,197)       901,394           0
Quivera                      2,469,869              185,557    (300,000)    (643,111)     (7,953)     1,704,362           0
Rancho Del Mar               4,847,304                   45                 (148,036)    (16,083)     4,683,230           0
Salem Park Apartments        1,059,275                  513     (20,000)    (127,215)     (6,779)       905,794           0
Sheboygan Apartments           896,435                                       (91,050)     (3,549)       801,836           0
Sitka III Apartments           187,863                           (1,073)     (28,485)     (1,905)       156,400           0
Soldotna (Northwood
  Senior) Apartments           318,090                             (834)     (28,755)     (1,900)       286,601           0
Torres De Plata II             534,836                          (12,656)    (102,446)     (2,580)       417,154           0
Villa Real                   3,199,664                1,411    (126,619)     (70,452)    (11,594)     2,992,410           0
Virginia Park Meadows        1,547,556                1,674                 (266,779)     (7,240)     1,275,211           0
Wade Walton Apartments         532,916                                       (67,695)     (3,373)       461,848           0
Westbridge Apartments          284,980                                       (88,245)     (2,248)       194,487           0
Western (Ellis) Court           80,737                                                    (2,784)        77,953           0
Abandoned Properties
  acquisition cost                                  101,000                             (101,000)
                         ----------------------------------------------------------------------------------------------------------

                           $46,510,625  $(44,091)  $390,679   $(582,353) $(5,008,903)  $(330,039)   $40,935,918    $369,681
                         ----------------------------------------------------------------------------------------------------------

                                                                       SCHEDULE
                                                                     (Continued)


                        NATIONAL TAX CREDIT INVESTORS II
            INVESTMENTS IN, EQUITY IN EARNINGS OF, AND DISTRIBUTIONS
                   RECEIVED FROM LIMITED PARTNERSHIPS FOR THE
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



NOTES:     1. Equity in income (loss) represents the Partnership's allocable share of the net income (loss) from the Local Partnerships for the year. Equity in loss of the Local Partnerships will be recognized until the investment balance is reduced to zero or a negative balance equal to further commitments by the Partnership.

           2. Cash distributions from the Local Partnerships are treated as a return of the investment and reduce the investment balance until such time as the investment is reduced to zero or a negative balance equal to further commitments by the Partnership. Distributions subsequently received will be recognized as income.

                        NATIONAL TAX CREDIT INVESTORS II
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
           OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS           SCHEDULE III
                                DECEMBER 31, 1996



                                                                              BUILDINGS, FURNISHINGS
                                                                                  & EQUIPMENT
                                       NUMBER     OUTSTANDING                    AMOUNT CARRIED
                                         OF        MORTGAGE                        AT CLOSE OF                        ACCUMULATED
PARTNERSHIP/LOCATION                    UNITS        LOAN            LAND            PERIOD            TOTAL          DEPRECIATION
----------------------------------------------------------------------------------------------------------------------------------

ASHVILLE EQUITY (WESTVIEW)               41     $   982,548      $   100,000     $  1,774,617      $  1,874,617      ($   470,997)
  ASHVILLE, OH
COLUMBUS JUNCTION PARK                   24         656,272           40,000          778,612           818,612          (143,459)
  COLUMBUS JUNCTION, IA
COTTAGES OF NORTH ST. PAUL               94       4,140,000          616,092        5,129,938         5,746,030          (907,367)
  NORTH ST. PAUL, MN
COTTONWOOD PARK                          90       1,477,606          194,154        2,637,861         2,832,015          (489,099)
  COLORADO SPRINGS, CO
COUNTRYSIDE PLACE                       180       4,710,288          450,000        8,101,618         8,551,618        (1,573,672)
  HOWELL TOWNSHIP, NJ
EASTRIDGE APARTMENTS                     48         987,859           35,210        1,897,802         1,933,012          (207,572)
  ST CLAIR, MO
EDGEWOOD APARTMENTS                     108       1,841,897          157,500        3,894,252         4,051,752          (889,584)
  ROGERS, AR
FOURTH STREET                            44       1,062,990          241,979        4,193,468         4,435,447          (744,905)
  LOS ANGELES, CA
GERMANTOWN APARTMENTS                   132       2,641,667          210,000        4,585,517         4,795,517        (1,111,107)
  CONWAY, AR
GREAT BASIN ASSOCIATES                   28         644,976          143,000        1,408,600         1,551,600          (308,947)
  RENO, NV
GRIMES PARK APARTMENTS                   16         463,558           50,000          517,413           567,413          (101,212)
  GRIMES, IA
JAMESTOWN TERRACE                        56       2,891,630          298,000        3,428,783         3,726,783          (469,507)
  JAMESTOWN, CA
JEFFERSON MEADOWS                        83       3,029,981           85,500        4,880,995         4,966,495        (1,210,887)
  DETROIT, MI
KENTUCKY RIVER                           42       1,037,997          149,000        2,002,100         2,151,100          (321,018)
  WINCHESTER, KY
LINCOLN GROVE                           116         746,275          117,853        3,881,068         3,998,921          (585,895)
  GREENSBORO, NC
MEADOWLAKES                             108       1,629,010          136,352        3,886,681         4,023,033          (888,501)
  SEARCY, AR
MICHIGAN BEACH                          240       9,707,184        2,173,970       14,358,480        16,532,450        (2,366,641)
  CHICAGO, IL
NICKEL RIVER (WEDGEWOOD)                105       1,987,869          140,157        3,043,524         3,183,681          (523,246)
  LACROSSE, WI
NORWALK PARK APARTMENTS                  16         433,355           50,600          474,265           524,865           (93,549)
  NORWALK, IA
OAKVIEW APARTMENTS                      106       2,815,000           80,800        3,593,669         3,674,469          (677,182)
  SPARTANBURG, SC
PALM SPRINGS VIEW                       120       5,341,707          901,137        6,744,287         7,645,424        (1,314,134)
  PALM SPRINGS, CA
PAM APARTMENTS                           96       1,865,000           50,000        2,647,473         2,697,473          (936,095)
  PAMPA, TX
PARAMOUNT APARTMENTS                     99       1,829,432           95,200        2,852,701         2,947,901          (638,542)
  MAPLE HEIGHTS, OH
PARKWOOD LANDING                        204       4,615,215          720,238        9,226,496         9,946,734        (1,983,234)
  HUNTSVILLE, AL
PENSACOLA AFFORDABLE                     56       1,420,554          251,630        1,697,109         1,948,739          (399,946)
  PENSACOLA, FL
PINEVIEW TERRACE                        120       1,666,377           82,264        2,788,915         2,871,179          (568,134)
  KATY, TX
QUIVERA                                 289       4,113,294          100,000       11,018,852        11,118,852        (2,764,423)
  LENEXA, TX
RANCHO DEL MAR                          312       3,655,557           74,858        8,677,742         8,752,600        (1,641,700)
  TUCSON, AZ
SALEM PARK APARTMENTS                   144       2,864,634          210,000        4,271,878         4,481,878        (1,251,887)
  CONWAY, AR
SHEBOYGAN                                59       1,390,810           47,200        2,561,520         2,608,720          (624,599)
  SHEBOYGAN, WI
SITKA III                                16       1,174,220           42,588        1,429,723         1,472,311          (336,360)
  SITKA, AK
SOLDOTNA (NORTHWOOD SENIOR)              23       1,488,744           59,248        1,873,111         1,932,359          (270,290)
  SOLDOTNA, AK
TORRES DE PLATA II                       78       3,098,598          158,175        3,815,634         3,973,809          (806,894)
  TOA ALTA, PR
VILLA REAL                              120       3,106,447          897,283        6,376,000         7,273,283        (1,010,756)
  SANTA FE, NM
VIRGINIA PARK MEADOWS                    83       2,972,837           78,500        4,840,473         4,918,973        (1,179,111)
  DETROIT, MI
WADE WALTON APARTMENTS                  108       4,000,000          102,020        3,840,909         3,942,929          (661,364)
  CLARKSDALE, MI
WESTBRIDGE APARTMENTS                   112       2,820,000          201,468        3,064,426         3,265,894          (447,517)
  W. COLUMBIA, SC


                                  -----------------------------------------------------------------------------------------------

                                      3,716     $91,311,388       $9,541,976     $152,196,512      $161,738,488      ($30,919,333)
                                  ===============================================================================================

                                                                   SCHEDULE III
                                                                     (Continued)


                        NATIONAL TAX CREDIT INVESTORS II
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                           HELD BY LOCAL PARTNERSHIPS
                        IN WHICH NTCI-II HAS INVESTMENTS
                                DECEMBER 31, 1996


NOTES:   1.   Each local partnership is developing or has developed, owns and operates the Apartment Complex. Substantially all project costs, including construction period interest expense, were capitalized by the local partnerships.

         2. Depreciation is provided for by various methods over the estimated useful lives of the Apartment Complexes. The estimated composite useful lives of the buildings are generally from 25 to 40 years.

         3.   Investments in property and equipment:

                                                        Buildings,
                                                       Furnishings,
                                       Land             Equipment             Total
                                    -----------        ------------       ------------

Balance at January 1, 1994           $9,594,528        $148,587,405       $158,181,933

Net additions (deletions)
during the year ended
December 31, 1994                       (54,355)          3,060,561          3,006,206
                                     ----------        ------------       ------------
Balance at December 31, 1994          9,540,173         151,647,966        161,188,139

Net additions during the year
ended December 31, 1995                   1,803             458,760            460,563
                                    -----------        ------------       ------------
Balance at December 31, 1995          9,541,976         152,106,726        161,648,702

Net additions during the year
ended December 31, 1996                     --               89,786             89,786
                                     ----------        ------------       ------------
Balance at December 31, 1996         $9,541,976        $152,196,512       $161,738,488
                                     ==========        ============       ============

                                                                   SCHEDULE III
                                                                     (Continued)


                        NATIONAL TAX CREDIT INVESTORS II
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                           HELD BY LOCAL PARTNERSHIPS
                        IN WHICH NTCI-II HAS INVESTMENTS
                                DECEMBER 31, 1996



                                        Buildings,
                                       Furnishings,
                                           And
                                        Equipment
                                       -----------
Accumulated Depreciation:
-------------------------

Balance at January 1, 1994             $13,714,735

Net additions during
the year ended
December 31, 1994                        5,841,133
                                       -----------
Balance at December 31, 1994            19,555,868

Net additions during
the year ended
December 31, 1995                        5,879,559
                                       -----------
Balance at December 31, 1995            25,435,427

Net additions during
the year ended
December 31, 1996                        5,483,906
                                       -----------
Balance at December 31, 1996           $30,919,333
                                       ===========

PART III.

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

NATIONAL TAX CREDIT INVESTORS II (the "Partnership") has no directors or executive officers of its own.

National Partnership Investments Corp. ("NAPICO" or the "General Partner") is a wholly-owned subsidiary of Casden Investment Corporation, an affiliate of The Casden Company. The following biographical information is presented for the directors and executive officers of NAPICO with principal responsibility for the Partnership's affairs.

CHARLES H. BOXENBAUM, 67, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

Mr. Boxenbaum has been associated with NAPICO since its inception. He has been active in the real estate industry since 1960, and prior to joining NAPICO was a real estate broker with the Beverly Hills firm of Carl Rhodes Company.

Mr. Boxenbaum has been a guest lecturer at national and state realty conventions, certified properties exchanger's seminars, Los Angeles Town Hall, National Association of Home Builders, International Council of Shopping Centers, Society of Conventional Appraisers, California Real Estate Association, National Institute of Real Estate Brokers, Appraisal Institute, various mortgage banking seminars, and the North American Property Forum held in London, England. In 1963, he was the winner of the Snyder Award, the highest annual award offered by the National Association of Real Estate Boards for Best Exchange. He is one of the founders and a past director of the First Los Angeles Bank, organized in November 1974. Mr. Boxenbaum was a member of the Board of Directors of the National Housing Council. Mr. Boxenbaum received his Bachelor of Arts degree from the University of Chicago.

BRUCE E. NELSON, 47, President and a director of NAPICO.

Mr. Nelson joined NAPICO in 1980 and became President in February 1989. He is responsible for the operations of all NAPICO sponsored limited partnerships. Prior to that he was primarily responsible for the securities aspects of the publicly offered real estate investment programs. Mr. Nelson is also involved in the identification, analysis, and negotiation of real estate investments.

From February 1979 to October 1980, Mr. Nelson held the position of Associate General Counsel at Western Consulting Group, Inc., private residential and commercial real estate syndicators. Prior to that time, Mr. Nelson was engaged in the private practice of law in Los Angeles.

Mr. Nelson received his Bachelor of Arts degree from the University of Wisconsin and is a graduate of the University of Colorado School of Law. He is a member of the State Bar of California and is a licensed real estate broker in California and Texas.

ALAN I. CASDEN, 51, Chairman of The Casden Company, an affiliate of Casden Properties (formerly CoastFed Properties), a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

Mr. Casden is Chairman of the Board, Chief Executive Officer and sole shareholder of The Casden Company and Casden Investment Corp. Prior to that, he was the president and chairman of Mayer Group, Inc., which he joined in 1975. He is also chairman of Mayer Management, Inc., a real estate management firm. Mr. Casden has been involved in approximately $3 billion of real estate financings and sales and has been responsible for the development and construction of more than 12,000 apartment units and 5,000 single-family homes and condominiums.

Mr. Casden is a member of the American Institute of Certified Public Accountants and of the California Society of Certified Public Accountants. Mr. Casden is a member of the advisory board of the National Multi-Family Housing Conference, the Multi-Family Housing Council, and the President's Council of the California Building Industry Association. He also serves on the advisory board to the School of Accounting of the University of Southern California. He holds a Bachelor of Science degree and a Masters in Business Administration degree from the University of Southern California.

HENRY C. CASDEN, 53, President, Chief Operating Officer and Secretary of The Casden Company and a director and secretary of NAPICO.

Mr. Casden has been President and Chief Operating Officer of The Casden Company, as well as a director of NAPICO since February 1988. He became secretary of both companies in late 1994. From 1982 to 1988, Mr. Casden was of counsel and a partner in the Los Angeles law firm of Troy, Casden & Gould. From 1978 to 1981, he was of counsel and a partner in the Los Angeles law firm of Loeb & Loeb. From 1972 to 1978, Mr. Casden was a member of the Beverly Hills law firm of Fink & Casden, Professional Corporation.

Mr. Casden received his Bachelor of Arts degree from the University of California at Los Angeles, and is a graduate of the University of San Diego Law School. Mr. Casden is a member of the State Bar of California and has numerous professional affiliations.

BRIAN D. GOLDBERG, 33, Chief Financial Officer of The Casden Company and a director of NAPICO.

Mr. Goldberg joined The Casden Company in 1990 as Vice President of Finance and became Chief Financial Officer in March 1991. Prior to joining The Casden Company, Mr. Goldberg was with Arthur Andersen & Co., an international public accounting firm, from August 1985 until July 1990 in their Los Angeles office. He received his bachelor of science degree in Accounting from the University of Denver. Mr. Goldberg is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

SHAWN HORWITZ, 37, Executive Vice President and Chief Financial Officer.

Mr. Horwitz joined NAPICO in 1990 and is responsible for the financial affairs of NAPICO and the limited partnerships sponsored by NAPICO. Prior to joining NAPICO, Mr. Horwitz was President for approximately one year of Star Sub Shops, Inc., a corporation engaged in the business of selling fast food franchises, was an audit manager in the real estate industry group for Altschuler, Melvin & Glasser for six years, and was an auditor with Arthur Young & Co. for 3 years.

Mr. Horwitz received his Bachelor of Commerce degree in accounting from Rhodes University in South Africa and is a member of the Illinois Society of Certified Public Accountants, the American Institute of Certified Public Accountants and the South African Institute of Chartered Accountants.

BOB SCHAFER, 55, Senior Vice President and Corporate Controller.

Mr. Schafer joined NAPICO in 1984 and is the Corporate Controller responsible for the financial reporting function of the company. Prior to this, he was a Group and Division Controller at Bergen Brunswig for over eight years, Controller at a Flintkote subsidiary for over four years, and Assistant Controller at an electronics subsidiary of General Electric for two years. Mr. Schafer is a member of the California Society of Certified Public Accountants. He holds a Bachelor of Science degree in accounting from Woodbury University, Los Angeles.

PATRICIA W. TOY, 67, Senior Vice President - Communications and Assistant Secretary

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

MARK L. WALTHER, 36, Executive Vice President, General Counsel and Assistant Secretary.

Mr. Walther joined NAPICO in 1987 and is responsible for the legal affairs of the NAPICO sponsored limited partnerships. Prior to joining NAPICO, Mr. Walther worked in the San Francisco law firm of Browne and Kahn which specialized in construction litigation. Mr. Walther received his Bachelor of Arts Degree in Political Science from the University of California, Santa Barbara and is a graduate of the University of California, Davis, School of Law. He is a member of the State Bar of Hawaii.

ITEM 11.       MANAGEMENT RENUMERATION AND TRANSACTIONS:

National Tax Credit Investors II has no officers, employees, or directors. However, under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to the General Partner and Special Limited Partner for the following fees:

(a) An Acquisition Fee in the amount equal to 6.0% of the gross proceeds allocable to each of the Local Partnerships or Apartment complexes is payable to the General Partner and Special Limited Partner. Through December 31, 1996, acquisition fees of approximately $4,316,895 have been incurred and are included in the amount presented for Investments in Limited Partnerships.

(b) An annual Partnership management fee in an annual amount equal to 0.5% of invested assets (as defined) is payable to the General Partner and Special Limited Partner. For the years ended December 31, 1996, 1995 and 1994 $764,607, $764,607 and $764,609 respectively, has been incurred.

(c) A Property Disposition Fee is payable to the General Partner in an amount equal to the lesser of (i) one-half of the competitive real estate commission that would have been charged by unaffiliated third parties providing comparable services in the area where the Apartment Complex is located, or (ii) 3% of the sale price received in connection with the sale or disposition of the Apartment Complex or Local Partnership Interest, but in no event will the Property Disposition Fee and all amounts payable to unaffiliated real estate brokers in connection with any such sale exceed in the aggregate the lesser of the competitive rate (as described above) or 6% of such sale price. Receipt of the Property Disposition Fee will be subordinated to the distribution of Sale or Refinancing Proceeds by the Partnership until the Limited Partners have received distributions of Sale or Refinancing Proceeds in an aggregate amount equal to (i) their 6% Priority Return for any year not theretofore satisfied and (ii) an amount equal to the aggregate adjusted investment (as defined) of the limited partners. No disposition fees have been paid.

(d) The Partnership reimburses certain expenses to the General Partner. For the years ended December 31, 1996, 1995 and 1994, $41,991, $38,700,
        $37,297, respectively, has been paid.

(e) An affiliate of the General Partner is responsible for the on-site property management for four Local Partnerships. The Local Partnerships paid the affiliate property management fees of $131,023, $117,827 and $54,291 in 1996, 1995 and 1994, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

(a)      Security Ownership of Certain Beneficial Owners

         The General Partner owns all of the outstanding general partnership interests of NTCI-II; no person is known to own beneficially in excess of 5% of the outstanding limited partnership interests.

(b) None of the officers or directors of the General Partner own directly or beneficially any limited partnership interests in NTCI-II.

(c)      Changes in Control

         None.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Partnership has no officers, directors, or employees of its own. All of its affairs are managed by the General Partner, National Partnership Investments Corp. The transactions with the General Partner are primarily in the form of fees paid by the Partnership to the General Partner for services rendered to the Partnership, as discussed in Item 11 and in the notes to the accompanying financial statements.

ITEM 14.  FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS ON FORM 10-K:

FINANCIAL STATEMENTS

Report of Independent Public Accountants.

Balance Sheets as of December 31, 1996 and 1995.

Statements of Operations for the years ended December 31, 1996, 1995 and 1994.

Statements of Partners' Equity (Deficiency) for the years ended December 31, 1996, 1995 and 1994.

Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

Notes to Financial Statements.

FINANCIAL STATEMENT SCHEDULES
APPLICABLE TO THE LIMITED PARTNERSHIPS IN WHICH NTCI-II HAS INVESTMENTS:

Schedule - Investments in Limited Partnerships, December 31, 1996, 1995 and
1994.

Schedule III - Real Estate and Accumulated Depreciation, December 31, 1996.

The remaining schedules are omitted because the required information is included in the financial statements and notes thereto, or they are not applicable or not required.

EXHIBITS

(3) Articles of incorporation and bylaws: The registrant is not incorporated. The Partnership Agreement was filed with Form S-11 Registration #33-27658 incorporated herein by reference.

(10) Material contracts: The registrant is not party to any material contracts, other than the Restated Certificate and Agreement of Limited Partnership dated January 12, 1990, previously filed and which is hereby incorporated by reference.

(13)     Annual report to security holders: Pages __ to __.

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the year ended December 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Los Angeles, State of California.


NATIONAL TAX CREDIT INVESTORS II

By:      NATIONAL PARTNERSHIP INVESTMENTS CORP.
         The General Partner


----------------------------------
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer


----------------------------------
Bruce E. Nelson
Director and President


----------------------------------
Alan I. Casden
Director


----------------------------------
Henry C. Casden
Director


----------------------------------
Brian D. Goldberg
Director


----------------------------------
Shawn D. Horwitz
Executive Vice President and
Chief Financial Officer


----------------------------------
Bob E. Schafer
Senior Vice President and Corporate Controller