Form 10-Q
period 1997-03-31
NATIONAL TAX CREDIT INVESTORS II
filed 1997-05-19
CIK 859921

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

                  For the Quarterly Period Ended MARCH 31, 1997

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

                                Yes [X]  No [ ]

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997




PART I.  FINANCIAL INFORMATION

          Item 1.  Financial Statements

                    Balance Sheets, March 31, 1997 and December 31, 1996      1

                    Statements of Operations
                              Three Months Ended March 31, 1997 and 1996      2

                    Statement of Partners' Equity (Deficiency),
                             Three Months Ended March 31, 1997 .........      3

                    Statements of Cash Flows
                             Three Months Ended March 31, 1997 and 1996       4

                    Notes to Financial Statements ......................      5

          Item 2.  Management's Discussion and Analysis of Financial
                             Condition and Results of Operations .......     10


PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings ...................................     13

          Item 6.  Exhibits and Reports on Form 8-K ....................     14

          Signatures ...................................................     15

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996


                                     ASSETS
                                                                         1997           1996
                                                                     (Unaudited)      (Audited)
                                                                     -----------     -----------
INVESTMENTS IN LIMITED PARTNERSHIPS
    (Notes 1 and 2)                                                  $29,243,348     $30,331,138

CASH AND CASH EQUIVALENTS (Note 1)                                       237,766         147,870

RESTRICTED CASH (Note 3)                                                 213,972         212,129

                                                                     -----------     -----------

          TOTAL ASSETS                                               $29,695,086     $30,691,137
                                                                     ===========     ===========


                                LIABILITIES AND PARTNERS' EQUITY


LIABILITIES:
     Accrued fees due to partners (Notes 5 and 7)                    $ 1,493,527     $ 1,302,375
     Capital contributions payable (Note 4)                              356,985         356,985
     Accounts payable and accrued expenses                               118,313          68,155
                                                                     -----------     -----------
                                                                       1,968,825       1,727,515
                                                                     -----------     -----------

COMMITMENTS AND CONTINGENCIES (Notes 5 and 6)

PARTNERS' EQUITY                                                      27,726,261      28,963,622
                                                                     -----------     -----------

           TOTAL LIABILITIES AND PARTNERS' EQUITY                    $29,695,086     $30,691,137
                                                                     ===========     ===========









   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (Unaudited)



                                                      1997             1996
                                                  -----------       -----------
INTEREST INCOME                                   $     4,276       $     7,491
                                                  -----------       -----------
OPERATING EXPENSES:
     Management fees - partners (Note 5)              191,152           191,153
     General and administrative (Note 5)               42,064            43,023
     Legal and accounting                              59,421            37,082
                                                  -----------       -----------

        Total operating expenses                      292,637           271,258
                                                  -----------       -----------

LOSS FROM PARTNERSHIP OPERATIONS                     (288,361)         (263,767)

EQUITY IN LOSS OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ACQUISITION COSTS (Note 2)                   (949,000)       (1,177,000)
                                                  -----------       -----------

NET LOSS                                          $(1,237,361)      $(1,440,767)
                                                  ===========       ===========

NET LOSS PER LIMITED
     PARTNERSHIP INTEREST (Note 1)                $       (17)      $       (20)
                                                  ===========       ===========







   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)
                        THREE MONTHS ENDED MARCH 31, 1997

                                   (Unaudited)


                                           General        Limited
                                          Partners        Partners           Total
                                         ---------      ------------      ------------
PARTNERSHIP INTERESTS
       March 31, 1997                                         72,404
                                                        ============

PARTNERS' EQUITY (DEFICIENCY),
       January 1, 1997                   $(339,288)     $ 29,302,910      $ 28,963,622

       Net loss for the three months
       ended March 31, 1997                (12,374)       (1,224,987)       (1,237,361)
                                         ---------      ------------      ------------

PARTNERS' EQUITY (DEFICIENCY),
       March 31, 1997                    $(351,662)     $ 28,077,923      $ 27,726,261
                                         =========      ============      ============











   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (Unaudited)

                                                                        1997             1996
                                                                    -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                       $(1,237,361)     $(1,440,767)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
           Equity in loss of limited partnerships
               and amortization of acquisition costs                    949,000        1,177,000
            Increase in restricted cash                                  (1,843)               -
            Increase (decrease) in:
               Accounts payable and accrued expenses                     50,158          (93,625)
               Accrued fees due to partners                             191,152          123,504
                                                                    -----------      -----------

            Net cash used in operating activities                       (48,894)        (233,888)
                                                                    -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in limited partnerships:
        Capital contributions                                                 -         (143,687)
        Distributions recognized as a return of capital                 138,790           45,726
                                                                    -----------      -----------

            Net cash provided by (used in) investing activities         138,790          (97,961)
                                                                    -----------      -----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                    89,896         (331,849)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          147,870          731,131
                                                                    -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $   237,766      $   399,282
                                                                    ===========      ===========








   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         GENERAL

         The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 1996 prepared by National Tax Credit Investors II (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

         In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and the results of operations and changes in cash flows for the three months then ended.

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

         The Partnership offered up to 100,000 units of limited partnership interests ("Units") at $1,000 per Unit. The offering terminated on April 22, 1992, at which date a total of 72,404 Units had been sold amounting to $72,404,000 in capital contributions. Offering expenses of $9,412,521 were incurred in connection with the sale of such limited partner interests.

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

                                 MARCH 31, 1997

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

         CASH AND CASH EQUIVALENTS

         The Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Partnership has its cash and cash equivalents on deposit primarily with one high credit quality financial institution. Such cash and cash equivalents are in excess of the FDIC insurance limit.

         INCOME TAXES

         No provision has been made for income taxes in the accompanying financial statements since such taxes, if any, are the responsibility of the individual partners.

         IMPAIRMENT OF LONG-LIVED ASSETS

         The Partnership adopted Statement of Financial Accounting Standards No. 121, Accounting for the Improvement of Long- Lived Assets and for Long-Lived Assets To Be Disposed Of as of January 1, 1996 without a significant effect on its financial statements. The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.

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

         At March 31, 1997, the Local Partnerships own residential projects consisting of 3,716 apartment units.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1997


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

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

         The following is a summary of the investments in Local Partnerships as of March 31, 1997:


         Balance, beginning of period                                       $ 30,331,138
         Equity in losses of limited partnerships                               (897,000)
         Distributions recognized as a return of capital                        (138,790)
         Amortization of capitalized acquisition costs and fees                  (52,000)
                                                                             -----------
         Balance, end of period                                             $ 29,243,348
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

                                 MARCH 31, 1997

NOTE 5 - RELATED-PARTY TRANSACTIONS

              Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner and the Special Limited Partner for the following fees:

              (a)     An annual Partnership management fee in an amount equal to
                      0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner and Special Limited Partner. For the three months ended March 31, 1997 and 1996, approximately $191,000 has been expensed. The unpaid balance at March 31, 1997 is approximately $1,494,000.

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

              (c) The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $10,137 and $9,678, respectively, for the three months ended March 31, 1997 and 1996, and is included in general and administrative expenses.

              NTC II is the Local Operating General Partner in four of the Partnership's 37 Local Partnerships. In addition, NTC II is either a special limited partner or an administrative general partner in each Local Partnership.

              An affiliate of the General Partner is currently managing four properties owned by Local Partnerships. The Local Partnerships pay the affiliate property management fees in the amount of 5 percent of their gross rental revenues. The amounts paid were $32,744 and $32,818 for the three months ended March 31, 1997 and 1996, respectively.

NOTE 6 - CONTINGENCIES

              The General Partner of the Partnership is involved in various lawsuits arising from transactions in the ordinary course of business. In addition, the Partnership was involved in the following lawsuit. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

              Michigan Beach/City of Chicago Litigation: On June 19, 1991, the City of Chicago ("Chicago") commenced an action in the Circuit Court of Cook County, Illinois (the "Chicago Litigation") against the unaffiliated local operating general partner, certain of its affiliates, the Michigan Beach Limited Partnership, National Tax Credit Investors II ("NTCI-II"), National Tax Credit Inc. II ("NTC-II"), as the limited and administrative general partner, respectively, of the Michigan Beach Limited Partnership, and certain other defendants, including the Government National Mortgage Association

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1997


NOTE 6 - CONTINGENCIES (Continued)

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

              The Michigan Beach Limited Partnership is vigorously prosecuting Counts I and III of its counterclaim against the City. The parties are in the initial states of discovery. The local partnership is also defending the appeal. At the present time, legal counsel for the local partnership is unable to predict the outcome of this litigation. The Partnership's investment in Michigan Beach Limited Partnership at March 31, 1997 is zero.

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

                                 MARCH 31, 1997


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

              RESULTS OF OPERATIONS

              The Partnership was formed to provide various benefits to its Limited Partners. It is not expected that any of the Local Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to Limited Partners in any material amount. The Partnership accounts for its investments in the Local Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Partnerships.

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

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1997


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

              RESULTS OF OPERATIONS (CONTINUED)

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

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1997


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

              RESULTS OF OPERATIONS (CONTINUED)

              third capital contribution, the local general partner agreed to redefine the benchmarks of the fourth and final capital contribution of $355,909 so as to be payable in two separate installments. The final capital contribution shall now be payable in two installments: (a) $100,000 upon the attainment of breakeven operations and 95% occupancy for six consecutive months, as defined in the letter agreement, and (b) $255,909 upon an additional three months of breakeven operations and 95% occupancy. In addition, the management agent, which is an affiliate of the Local Operating General Partner, shall subordinate its property management fees in the event the project operates at a deficit during the guaranty period. As of March 31, 1997, Rental Achievement has not been attained and the interest on the capital contributions has not yet been received or accrued by the Partnership.

              The Michigan Beach property, a 240-unit apartment complex located in Chicago, Illinois, is operating at a substantial deficit. The deficit is attributable to a soft local rental market, high leverage and deferred maintenance. In November 1996, the local partnership ceased making payments on its first mortgage, and has commenced negotiations with the lender and the U.S. Department of Housing and Urban Development, who insures the loan, in order to cure the default. The loan is in default and negotiation of the loan workout is still in progress. As a result of the above and the legal proceedings discussed in Part II, the carrying value of the investment of $1,117,893 was written off as of December 31, 1996.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1997


PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

NTCI-II's General Partner is involved in various lawsuits. In addition, the Partnership is involved in the following lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, these claims will not result in any material liability to the Partnership.

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

The Michigan Beach Limited Partnership is vigorously prosecuting Counts I and III of its counterclaim against the City. The parties are in the initial states of discovery. The local partnership is also defending the appeal. At the present time, legal counsel for the local partnership is unable to predict the outcome of this litigation. Finally, NTC-II is preparing a partial payment claim ("PPC") to file with the Department of Housing and Urban Development ("HUD") in an effort to reduce the debt service of the Michigan Beach Local Partnership since the loan is currently in default. The Partnership's investment in Michigan Beach Limited Partnership at March 31, 19976 is zero.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1997


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a) No exhibits are required per the provision of Item 1 of regulation S-K.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1997

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


                                  NATIONAL TAX CREDIT INVESTORS II
                                  (a California limited partnership)


                                  By:   National Partnership Investments Corp.
                                        General Partner


                                  Date:_______________________________________



                                  By:_________________________________________
                                     Bruce Nelson
                                     President


                                  Date:_______________________________________



                                  Date:_______________________________________
                                       Shawn Horwitz
                                       Executive Vice President and
                                       Chief Financial Officer


                                  Date:_______________________________________