Form 10-Q
period 1997-06-30
NATIONAL TAX CREDIT INVESTORS II
filed 1997-08-19
CIK 859921

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Quarterly Period Ended JUNE 30, 1997

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

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1997




PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets, June 30, 1997 and December 31, 1996............. 1

              Statements of Operations
                 Six and Three Months Ended June 30, 1997 and 1996............ 2

              Statement of Partners' Equity (Deficiency),
                 Six Months Ended June 30, 1997............................... 3

              Statements of Cash Flows
                 Six Months Ended June 30, 1997 and 1996...................... 4

              Notes to Financial Statements .................................. 5

     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ......................... 10


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings........................................... 13

         Item 6.  Exhibits and Reports on Form 8-K ........................... 14

         Signatures . . . . . . . . . . . . . ................................ 15

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                       JUNE 30, 1997 AND DECEMBER 31, 1996


                                     ASSETS

                                                       1997          1996
                                                    (Unaudited)    (Audited)
                                                    -----------   -----------
INVESTMENTS IN LIMITED PARTNERSHIPS
      (Notes 1 and 2)                               $28,240,528   $30,331,138

CASH AND CASH EQUIVALENTS (Note 1)                      151,402       147,870

RESTRICTED CASH (Note 3)                                216,552       212,129

                                                    -----------   -----------

          TOTAL ASSETS                              $28,608,482   $30,691,137
                                                    ===========   ===========


                        LIABILITIES AND PARTNERS' EQUITY


  LIABILITIES:
     Accrued fees due to partners (Notes 5 and 7)   $ 1,684,679   $ 1,302,375
     Capital contributions payable (Note 4)             356,985       356,985
     Accounts payable and accrued expenses               39,679        68,155
                                                    -----------   -----------
                                                      2,081,343     1,727,515
                                                    -----------   -----------

COMMITMENTS AND CONTINGENCIES (Notes 5 and 6)

PARTNERS' EQUITY                                     26,527,139    28,963,622
                                                    -----------   -----------

           TOTAL LIABILITIES AND PARTNERS' EQUITY   $28,608,482   $30,691,137
                                                    ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                SIX AND THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                                   (Unaudited)


                                            Six months   Three months   Six months    Three months
                                              ended         ended          ended          ended
                                          June 30, 1997  June 30, 1997  June 30, 1996  June 30, 1996
                                          -------------  -------------  -------------  -------------
INTEREST INCOME                            $     9,821    $     5,545    $    12,424    $     4,934
                                           -----------    -----------    -----------    -----------

OPERATING EXPENSES:
     Management fees - partners (Note 5)       382,304        191,153        382,303        191,151
     General and administrative (Note 5)        73,680         31,616         65,514         22,490
     Legal and accounting                       92,320         32,899         73,527         36,445
                                           -----------    -----------    -----------    -----------

          Total operating expenses             548,304        255,668        521,344        250,086
                                           -----------    -----------    -----------    -----------

LOSS FROM PARTNERSHIP OPERATIONS              (538,483)      (250,123)      (508,920)      (245,152)

EQUITY IN LOSS OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ACQUISITION COSTS (Note 2)          (1,898,000)      (949,000)    (2,354,000)    (1,177,000)
                                           -----------    -----------    -----------    -----------

NET LOSS                                   $(2,436,483)   $(1,199,123)   $(2,862,920)   $(1,422,152)
                                           ===========    ===========    ===========    ===========

NET LOSS PER LIMITED
     PARTNERSHIP INTEREST (Note 1)         $       (33)   $       (16)   $       (39)   $       (19)
                                           ===========    ===========    ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)

                         SIX MONTHS ENDED JUNE 30, 1997

                                   (Unaudited)

                                   General        Limited
                                   Partners       Partners           Total
                                 ------------     --------       ------------
PARTNERSHIP INTERESTS
   June 30, 1997                                       72,404
                                                 ============


PARTNERS' EQUITY (DEFICIENCY),
   January 1, 1997               $   (339,288)   $ 29,302,910    $ 28,963,622

   Net loss for the six months
   ended June 30, 1997                (24,365)     (2,412,118)     (2,436,483)
                                 ------------    ------------    ------------

PARTNERS' EQUITY (DEFICIENCY),
   June 30, 1997                 $   (363,653)   $ 26,890,792    $ 26,527,139
                                 ============    ============    ============



    The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                   (Unaudited)

                                                              1997          1996
                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                             $(2,436,483)   $(2,862,920)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
           Equity in loss of limited partnerships
               and amortization of acquisition costs        1,898,000      2,354,000
           Increase in restricted cash                         (4,423)           -
           Increase in other assets                               -         (136,395)
            Increase (decrease) in:
               Accounts payable and accrued expenses          (28,476)      (122,389)
               Accrued fees due to partners                   382,304        291,126
                                                          -----------    -----------

            Net cash used in operating activities            (189,078)      (476,578)
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in limited partnerships:
        Capital contributions                                  (6,063)           -
        Distributions recognized as a return of capital       198,673         96,891
                                                          -----------    -----------

            Net cash provided by investing activities         192,610         96,891
                                                          -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                                     3,532       (379,687)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                147,870        731,131
                                                          -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $   151,402    $   351,444
                                                          ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997


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

    In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997 and the results of operations for the six and three months then ended and changes in cash flows for the six months then ended.

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

                                  JUNE 30, 1997


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

    IMPAIRMENT OF LONG-LIVED ASSETS

    The Partnership adopted Statement of Financial Accounting Standards No. 121, Accounting for the Improvement of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of as of January 1, 1996 without a significant effect on its financial statements. The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.

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

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1997



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

    At June 30, 1997, the Local Partnerships own residential projects consisting of 3,716 apartment units.

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

    The following is a summary of the investments in Local Partnerships for the six months ended June 30, 1997:

               Balance, beginning of period                              $30,331,138
               Capital contribution                                            6,063
               Equity in losses of limited partnerships                   (1,794,000)
               Distributions recognized as a return of capital              (198,673)
               Amortization of capitalized acquisition costs and fees       (104,000)
                                                                         -----------
               Balance, end of period                                    $28,240,528
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

                                  JUNE 30, 1997


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

    Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner and the Special Limited Partner for the following fees:

    (a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner and Special Limited Partner. For the six months ended June 30, 1997 and 1996, approximately $382,000 has been expensed. The unpaid balance at June 30, 1997 is approximately $1,685,000.

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

    (c) The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $21,000 and $19,000, respectively, for the six months ended June 30, 1997 and 1996, and is included in general and administrative expenses.

    NTC II is the Local Operating General Partner in four of the Partnership's 37 Local Partnerships. In addition, NTC II is either a special limited partner or an administrative general partner in each Local Partnership.

    An affiliate of the General Partner is currently managing four properties owned by Local Partnerships. The Local Partnerships pay the affiliate property management fees in the amount of 5 percent of their gross rental revenues. The amounts paid were $60,200 and $58,600 for the six months ended June 30, 1997 and 1996, respectively.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1997


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

    The Michigan Beach Limited Partnership is vigorously prosecuting Counts I and III of its counterclaim against the City. Discovery has been completed and Chicago filed a Motion for Summary Judgment which is pending before the Court. The local partnership is also defending the appeal. At the present time, legal counsel for the local partnership is unable to predict the outcome of this litigation. The Partnership's investment in Michigan Beach Limited Partnership at June 30, 1997 is zero.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1997



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

                                  JUNE 30, 1997


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

                                  JUNE 30, 1997

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

    The Palm Springs View property, a 120-unit apartment complex located in Palm Springs, California, was in default on the mortgage note in 1995. The mortgage note is insured by the United States Department of Housing and Urban Development ("HUD"). In January 1996, HUD paid to the lender a "partial payment of insurance claim", which modified the mortgage note, including a reduction of the interest rate and the creation of a second deed of trust to HUD with required payments restricted to a proportion of available property cash flow. The completion of the partial payment of insurance claim, in addition to the application of reserve funds already held by the lender, served to cure the default. In December 1993, Local Partnership, PSVA Joint Venture, was admitted as an additional limited partner of the Palm Springs Local Partnership by its acquisition of 49 percent of the existing limited partner's 99 percent ownership interest. In exchange for the ownership interest, the additional limited partner originally agreed to invest $577,200, which was to be paid in seventy-eight installments of $7,400 per month. In January 1996, in conjunction with the partial payment of insurance claim, the additional limited partner made a lump-sum contribution of $150,000 in lieu of the payment of the twenty-four installments payable during 1996 and 1997.

    The Parkwood Landing Local Partnership obtained permanent financing of $4,700,000 in October 1994, the proceeds of which were used to repay the then-outstanding construction loan in the amount of $6,386,000. The remaining outstanding loan balance was paid primarily with the Partnership's investment of the second and third capital contributions (approximately $1,200,000 and $400,000, respectively), with the remainder being funded by the Local Operating General Partner. Pursuant to a letter agreement dated October 13, 1994 between the Partnership and the Local Operating General Partner, the third capital contribution was advanced in order to facilitate the funding of the permanent loan. This advance capital contribution bears interest at the prime rate plus 2 percent per annum, and the interest is due and payable upon the attainment of Rental Achievement. In consideration of the Partnership's advance

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    RESULTS OF OPERATIONS (CONTINUED)


    of the third capital contribution, the local general partner agreed to redefine the benchmarks of the fourth and final capital contribution of $355,909 so as to be payable in two separate installments. The final capital contribution shall now be payable in two installments: (a) $100,000 upon the attainment of breakeven operations and 95 percent occupancy for six consecutive months, as defined in the letter agreement, and (b) $255,909 upon an additional three months of breakeven operations and 95 percent occupancy. In addition, the management agent, which is an affiliate of the Local Operating General Partner, shall subordinate its property management fees in the event the project operates at a deficit during the guaranty period. As of June 30, 1997, Rental Achievement has not been attained and the interest on the capital contributions has not yet been received or accrued by the Partnership.

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

                                  JUNE 30, 1997


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

The Michigan Beach Limited Partnership is vigorously prosecuting Counts I and III of its counterclaim against the City. Discovery has been completed and Chicago filed a Motion for Summary Judgment which is pending before the Court. The local partnership is also defending the appeal. At the present time, legal counsel for the local partnership is unable to predict the outcome of this litigation. Finally, NTC-II is preparing a partial payment claim ("PPC") to file with the Department of Housing and Urban Development ("HUD") in an effort to reduce the debt service of the Michigan Beach Local Partnership since the loan is currently in default. The Partnership's investment in Michigan Beach Limited Partnership at June 30, 1997 is zero.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1997


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  No exhibits are required per the provision of Item 1 of regulation S-K.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1997


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



                                     NATIONAL TAX CREDIT INVESTORS II
                                     (a California limited partnership)



                                     By: National Partnership Investments Corp.
                                         General Partner



                                         --------------------------------------
                                         Bruce Nelson
                                         President


                                     Date:
                                          -------------------------------------


                                          -------------------------------------
                                          Charles H. Boxenbaum
                                          Chief Executive Officer


                                     Date:
                                          -------------------------------------