Form 10-Q
period 1997-09-30
NATIONAL TAX CREDIT INVESTORS II
filed 1997-11-19
CIK 859921

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 1997

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

          Balance Sheets, September 30, 1997 and December 31, 1996............ 1

          Statements of Operations
                 Nine and Three Months Ended September 30, 1997 and 1996...... 2

          Statement of Partners' Equity (Deficiency),
                Nine Months Ended September 30, 1997.......................... 3

          Statements of Cash Flows
                Nine Months Ended September 30, 1997 and 1996................. 4

          Notes to Financial Statements ...................................... 5

   Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations ..........................10

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings.................................................13

   Item 6.  Exhibits and Reports on Form 8-K .................................14

   Signatures.................................................................15


                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996


                                     ASSETS
                                                            1997                   1996
                                                         (Unaudited)             (Audited)
                                                         -----------            -----------

INVESTMENTS IN LIMITED PARTNERSHIPS
    (Notes 1 and 2)                                      $27,160,364            $30,331,138

CASH AND CASH EQUIVALENTS (Note 1)                           228,413                147,870

RESTRICTED CASH (Note 3)                                     219,237                212,129
                                                         -----------            -----------

TOTAL ASSETS                                             $27,608,014            $30,691,137
                                                         ===========            ===========


             LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
Accrued fees due to partners (Notes 5 and 7)             $ 1,875,832            $ 1,302,375
Capital contributions payable (Note 4)                       356,985                356,985
Accounts payable and accrued expenses                         37,623                 68,155
                                                         -----------            -----------
                                                           2,270,440              1,727,515
                                                         -----------            -----------

COMMITMENTS AND CONTINGENCIES (Notes 5 and 6)

PARTNERS' EQUITY                                          25,337,574             28,963,622
                                                         -----------            -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY                   $27,608,014            $30,691,137
                                                         ===========            ===========


   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (Unaudited)


                                                Nine months        Three months       Nine months      Three months
                                                   ended              ended              ended             ended
                                               Sept. 30, 1997      Sept. 30, 1997     Sept. 30, 1996   Sept. 30, 1996
                                               --------------     ---------------    ---------------   --------------

INTEREST INCOME                                $       15,817     $         5,996    $        15,888   $        3,463
                                               --------------     ---------------    ---------------   --------------

OPERATING EXPENSES:
     Management fees - partners (Note 5)              573,457             191,153            573,456          191,153
     General and administrative (Note 5)              111,519              37,838             89,478           23,964
     Legal and accounting                             109,889              17,569            126,756           53,228
                                               --------------     ---------------    ---------------   --------------

         Total operating expenses                     794,865             246,560            789,690          268,345
                                               --------------     ---------------    ---------------   --------------

LOSS FROM PARTNERSHIP OPERATIONS                     (779,048)           (240,564)          (773,802)        (264,882)

EQUITY IN LOSS OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ACQUISITION COSTS (Note 2)                 (2,847,000)           (949,000)        (3,531,000)      (1,177,000)
                                               --------------     ---------------    ---------------   --------------

NET LOSS                                       $   (3,626,048)    $    (1,189,564)   $    (4,304,802)  $   (1,441,882)
                                               ==============     ===============    ===============   ==============

NET LOSS PER LIMITED
     PARTNERSHIP INTEREST (Note 1)             $          (50)    $           (16)   $           (59)  $       (20)
                                               ==============     ===============    ===============   ==========





   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)

                      NINE MONTHS ENDED SEPTEMBER 30, 1997

                                   (Unaudited)


                                         General           Limited
                                         Partners          Partners            Total
                                       ------------      -------------     -------------


PARTNERSHIP INTERESTS
      September 30, 1997                                       72,404
                                                         ============


PARTNERS' EQUITY (DEFICIENCY),
        January 1, 1997                $   (339,288)     $ 29,302,910      $ 28,963,622

      Net loss for the nine months
      ended September 30, 1997              (36,260)       (3,589,788)       (3,626,048)
                                       ------------      ------------      ------------

PARTNERS' EQUITY (DEFICIENCY),
      September 30, 1997               $   (375,548)     $ 25,713,122      $ 25,337,574
                                       ============      ============      ============






   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (Unaudited)

                                                            1997             1996
                                                        -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                               $(3,626,048)     $(4,304,802)
 Adjustments to reconcile net loss to net cash
    used in operating activities:
      Equity in loss of limited partnerships
        and amortization of acquisition costs             2,847,000        3,531,000
      Increase in restricted cash                            (7,108)            --
      Increase in other assets                                 --           (206,550)
      Increase (decrease) in:
        Accounts payable and accrued expenses               (30,532)        (115,572)
        Accrued fees due to partners                        573,457          432,279
                                                        -----------      -----------

    Net cash used in operating activities                  (243,231)        (663,645)
                                                        -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in limited partnerships:
      Capital contributions/recoveries                      (14,732)            --
      Capitalized acquisition fees                             --             (2,211)
      Distributions recognized as a return of capital       338,506          123,638
                                                        -----------      -----------

    Net cash provided by investing activities               323,774          121,427
                                                        -----------      -----------

NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                       80,543         (542,218)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              147,870          731,131
                                                        -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                $   228,413      $   188,913
                                                        ===========      ===========





   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

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

    In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997 and the results of operations for the nine and three months then ended and changes in cash flows for the nine months then ended.

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

                               SEPTEMBER 30, 1997


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

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1997

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

    At September 30, 1997, the Local Partnerships own residential projects consisting of 3,716 apartment units.

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

    The following is a summary of the investments in Local Partnerships for the nine months ended September 30, 1997:

      Balance, beginning of period                               $ 30,331,138
      Capital contribution                                             14,732
      Equity in losses of limited partnerships                     (2,691,000)
      Distributions recognized as a return of capital                (338,506)
      Amortization of capitalized acquisition costs and fees         (156,000)
                                                                 ------------
      Balance, end of period                                     $ 27,160,364
                                                                 ============

The following are unaudited

NOTE 3 - RESTRICTED CASH

    Restricted cash represents funds in escrow to be used, to fund operating deficits, if any, of one of the Local Partnership, as defined in the Local Partnership Agreement.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1997


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

NOTE 5 - RELATED-PARTY TRANSACTIONS

    Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner and the Special Limited Partner for the following fees:

    (a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner and Special Limited Partner. For the nine months ended September 30, 1997 and 1996, approximately $573,000 has been expensed. The unpaid balance at September 30, 1997 is approximately $1,876,000.

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

    (c) The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $31,500 and $31,900, respectively, for the nine months ended September 30, 1997 and 1996, and is included in general and administrative expenses.

    NTC II is the Local Operating General Partner in four of the Partnership's 37 Local Partnerships. In addition, NTC II is either a special limited partner or an administrative general partner in each Local Partnership.

    An affiliate of the General Partner is currently managing four properties owned by Local Partnerships. The Local Partnerships pay the affiliate property management fees in the amount of 5 percent of their gross rental revenues. The amounts paid were $90,700 and $98,000 for the nine months ended September 30, 1997 and 1996, respectively.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1997


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

    The local partnership moved to dismiss all of these allegations. Dismissal of Counts VI, VII and VIII, was granted and the Michigan Beach local partnership filed an answer to Count V which denies all of the material allegations of wrongdoing. Additionally, the local partnership filed a counterclaim against Chicago requesting $1,000,000 in compensatory damages arising out of Chicago's conduct in preventing a modification of the senior debt on the property. On January 26, 1996, the Circuit Court entered an order granting summary judgment against the City, thereby disposing of all counts of the City's Amended Complaint against all defendants. The Court also granted summary judgment in favor of the Partnership on Court II of the counterclaim. The City has appealed these rulings and that appeal is currently pending. Oral argument has been set for November 5, 1997. All that currently remains of this litigation in the trial court (other than the pending appeal) are Counts I and III of the Partnership's counterclaim against the City.

    The Parties have completed discovery on the remaining claims, and the City has filed a motion seeking summary judgment on those claims (the "Motion"). The City has repeatedly indicated its willingness to settle these claims and agreed to a prolonged briefing schedule on its Motion to allow the Parties an opportunity to try and settle. Under the current briefing schedule, the Partnership's response to the Motion is due on December 22, 1997.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1997


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

                               SEPTEMBER 30, 1997


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

    Currently Partnership reserves total $228,000 which amount will need to be supplemented in 1998 in order to provide capital necessary to restructure, among others, the Michigan Beach Local Partner and to pay outstanding capital contributions. While your General Partner is evaluating selling certain local partnership interests, no assurances can be given that such sales will be consummated.

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

                               SEPTEMBER 30, 1997


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

                               SEPTEMBER 30, 1997


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    RESULTS OF OPERATIONS (CONTINUED)

    of the third capital contribution, the local general partner agreed to redefine the benchmarks of the fourth and final capital contribution of $355,909 so as to be payable in two separate installments. The final capital contribution shall now be payable in two installments: (a) $100,000 upon the attainment of breakeven operations and 95 percent occupancy for six consecutive months, as defined in the letter agreement, and (b) $255,909 upon an additional three months of breakeven operations and 95 percent occupancy. In addition, the management agent, which is an affiliate of the Local Operating General Partner, shall subordinate its property management fees in the event the project operates at a deficit during the guaranty period. As of September 30, 1997, Rental Achievement has not been attained and the interest on the capital contributions has not yet been received or accrued by the Partnership.

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

                               SEPTEMBER 30, 1997


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

The local partnership moved to dismiss all of these allegations. Dismissal of Counts VI, VII and VIII, was granted and the Michigan Beach local partnership filed an answer to Count V which denies all of the material allegations of wrongdoing. Additionally, the local partnership filed a counterclaim against Chicago requesting $1,000,000 in compensatory damages arising out of Chicago's conduct in preventing a modification of the senior debt on the property. On January 26, 1996, the Circuit Court entered an order granting summary judgment against the City, thereby disposing of all counts of the City's Amended Complaint against all defendants. The Court also granted summary judgment in favor of the Partnership on Court II of the counterclaim. The City has appealed these rulings and that appeal is currently pending. Oral argument has been set for November 5, 1997. All that currently remains of this litigation in the trial court (other than the pending appeal) are Counts I and III of the Partnership's counterclaim against the City.

The Parties have completed discovery on the remaining claims, and the City has filed a motion seeking summary judgment on those claims (the "Motion"). The City has repeatedly indicated its willingness to settle these claims and agreed to a prolonged briefing schedule on its Motion to allow the Parties an opportunity to try and settle. Under the current briefing schedule, the Partnership's response to the Motion is due on December 22, 1997.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1997


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) No exhibits are required per the provision of Item 1 of regulation S-K.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1997



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



                                      NATIONAL TAX CREDIT INVESTORS II
                                      (A CALIFORNIA LIMITED PARTNERSHIP)


                                      By: National Partnership Investments Corp.
                                          General Partner



                                          --------------------------------------
                                          Bruce Nelson
                                          President


                                      Date:
                                           -------------------------------------




                                          --------------------------------------
                                          Charles H. Boxenbaum
                                          Chief Executive Officer



                                      Date:
                                           -------------------------------------