Form 10-K405/A
period 1996-12-31
NATIONAL TAX CREDIT INVESTORS II
filed 1998-03-04
CIK 859921

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10-K/A


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                AMENDMENT NO. 1

      The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1996 as set forth in the following pages attached hereto:

      Item 1. Added city and state of the independent auditor in each auditor's report included in 10-K.
                   Pages 12 to 46.

                                   SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                National Tax Credit Investors II
                                            ------------------------------------
                                                         Registrant

                                                         Bob Schafer
                                            ------------------------------------
                                              Senior Vice President of Finance

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



/s/ HUMISTON, SKOKAN, WARREN & EICHENBERGER
West Des Moines, Iowa
January 9, 1997

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


Fayetteville, Arkansas

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


Fayetteville, Arkansas

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


West Des Moines, Iowa

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


East Lansing, Michigan

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



Gadsden, Alabama

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


Fayetteville, Arkansas

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


Eau Claire, WI.

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


West Des Moines, Iowa

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


Houston, Texas

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


Fayetteville, Arkansas

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


East Lansing, Michigan

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


Gadsden, Alabama

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


Columbia, South Carolina

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