Form 10-K405
period 1997-12-31
NATIONAL TAX CREDIT INVESTORS II
filed 1998-04-15
CIK 859921

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the Fiscal Year Ended DECEMBER 31, 1997

                         Commission File Number 0-20610

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

The general partner of NTCI-II is National Partnership Investments Corp. ("NAPICO"), a California corporation (the "General Partner"). PaineWebber T.C. Partners L.P., a Virginia limited partnership and an affiliate of PaineWebber Incorporated, is the special limited partner of the Partnership (the "Special Limited Partner"). NAPICO is a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. The current members of NAPICO's Board of Directors are Charles H. Boxenbaum, Bruce E. Nelson, Alan I. Casden and Henry C. Casden.

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

During 1997, the Apartment Complexes in which NTCI-II had invested were substantially rented.

The following is a schedule of the status as of December 31, 1997, of the Apartment Complexes owned by Local Partnerships in which NTCI-II is a limited partner.

       SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH NTCI-II HAS AN INVESTMENT
                                DECEMBER 31, 1997

                                                                              Units Occupied
                                                                              as a Percentage
                                                                              of Total Units
                                        No. of              Units              Available for
Name & Location                         Units            Occupied                Occupancy
---------------                         -----            --------                ---------
Ashville Equity (Westview)
  Ashville, OH                           41                 41                     100%
Columbus Junction Park
  Columbus Junction, IA                  24                 24                     100%
Cottages of North St. Paul (Elderly)
  North St. Paul, MN                     94                 94                     100%
Cottonwood Park
  Colorado Springs, CO                   90                 89                      99%
Countryside
  Howell Township, NJ                   180                169                      94%
East Ridge Apartments
  St. Clair, MO                          48                 39                      81%
Edgewood Apartments
  Rogers, AR                            108                102                      94%
Fourth Street
  Los Angeles, CA                        44                 39                      89%
Germantown Apartments
  Conway, AR                            132                132                     100%
Great Basin Associates
  Reno, NV                               28                 27                      96%
Grimes Park Apartments
  Grimes, IA                             16                 15                      94%
Jamestown Terrace
  Jamestown, CA                          56                52                       93%
Jefferson Meadows Apartments
  Detroit, MI                            83                 82                      99%
Kentucky River Apartments
  Winchester, KY                         42                 38                      90%
Lincoln Grove Apartments
  Greensboro, NC                        116                114                      98%
Meadowlakes Apartments
  Searcy, AR                            108                102                      94%
Michigan Beach Apartments
  Chicago, IL                           240                175                      73%
Nickel River (Wedgewood) Apartments
  LaCrosse, WI                          105                 99                      94%
Norwalk Park Apartments
  Norwalk, IA                            16                 15                      94%

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                 IN WHICH NTCI-II HAS AN INVESTMENT (CONTINUED)
                                DECEMBER 31, 1997

                                                                              Units Occupied
                                                                              as a Percentage
                                                                              of Total Units
                                        No. of             Units               Available for
Name & Location                         Units            Occupied                Occupancy
---------------                         -----            --------                ---------
Oakview Apartments
  Spartanburg, SC                       106                100                      94%
Palm Springs View
  Palm Springs, CA                      120                110                      92%
Pam Apartments
  Pampa, TX                              96                 95                      99%
Paramount Apartments
  Maple Heights, OH                      99                 87                      88%
Parkwood Landing
  Huntsville, AL                        204                173                      85%
Pensacola Affordable
  Pensacola, FL                          56                 56                     100%
Pineview Terrace
  Katy, TX                              120                119                      99%
Quivera
 Lenexa, KS                             289                260                      90%
Rancho Del Mar
  Tucson, AZ                            312                275                      88%
Salem Park Apartments
  Conway, AR                            144                144                     100%
Sheboygan Apartments
  Sheboygan, WI                          59                 56                      95%
Sitka III
  Sitka, AK                              16                 13                      81%
Soldotna (Northwood Senior) Apartments
  Soldotna, AK                           23                 22                      96%
Torres de Plata II
  Toa Alto, PR                           78                 78                     100%
Villa Real
  Santa Fe, NM                          120                114                      95%
Virginia Park Meadows
  Detroit, MI                            83                 79                      95%
Wade Walton Apartments
  Clarksdale, MI                        108                 94                      87%
Westbridge Apartments
  W. Columbia, SC                       112                104                      93%
                                      -----              -----

                                      3,716              3,427                      92%
                                      =====              =====

ITEM 2.       PROPERTIES:

Through its investment in Local Partnerships, NTCI-II holds interests in Apartment Complexes. See Item 1 and Schedule XI for information pertaining to these Apartment Complexes.


ITEM 3.       LEGAL PROCEEDINGS:

As of December 31, 1997, NTCI-II's General Partner was a plaintiff or a defendant in several lawsuits. In addition, the Partnership was involved in the following lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, these claims will not result in any material liability to the Partnership.

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

The Michigan Beach Limited Partnership is vigorously prosecuting its counterclaim against the City. The parties have completed discovery and Chicago has filed a motion for summary judgment with respect to those claims. At the present time, legal counsel for the local partnership is unable to predict the outcome of this litigation. The Partnership's investment in Michigan Beach Limited Partnership at December 31, 1997 and 1996 is zero.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Not applicable.


PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS:

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by PaineWebber Incorporated. It is not anticipated that any active public market will develop for the purchase and sale of any Limited Partnership Interests. Limited Partnership Interests may not be transferred but can be assigned only if certain requirements in the Partnership Agreement are satisfied. At December 31, 1997, there were 3,748 registered holders of units in NTCI-II. The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Partnerships. Distributions have not been made from inception of the Partnership to December 31, 1997.

ITEM 6.         SELECTED FINANCIAL DATA:




                                                                           Year Ended December 31,
                                     --------------------------------------------------------------------------------------------
                                          1997              1996                 1995                1994                 1993
                                     ------------        ------------        ------------        ------------        ------------
Revenues                             $     21,559        $     25,136        $    165,254        $     59,636        $    357,848

Operating expenses                      1,060,595           1,037,055           1,291,664           1,213,388           1,042,576

Equity in loss of limited
   partnerships and
   amortization of
   acquisition costs                   (4,222,167)         (4,746,790)         (4,684,182)         (5,338,942)         (4,165,345)

Write-off of Local Partnership                 --          (1,117,893)                 --                  --                  --
                                     ------------        ------------        ------------        ------------        ------------

Net loss                             $ (5,261,203)       $ (6,876,602)       $ (5,810,592)       $ (6,492,694)       $ (4,850,073)
                                     ============        ============        ============        ============        ============

Net loss per limited
   limited partnership
   interest                          $        (72)       $        (94)       $        (79)       $        (89)       $        (66)
                                     ============        ============        ============        ============        ============


Total assets                         $ 26,193,937        $ 30,691,137        $ 37,053,252        $ 42,570,620        $ 50,742,001
                                     ============        ============        ============        ============        ============

Investments
   in limited
   partnerships                      $ 25,724,722        $ 30,331,138        $ 36,116,847        $ 40,935,918        $ 46,510,625
                                     ============        ============        ============        ============        ============

Capital contributions
   payable                           $    356,985        $    356,985        $    356,985        $    369,681        $  2,512,258
                                     ============        ============        ============        ============        ============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Capital Resources

The Partnership raised $72,404,000 from investors by a public offering, the term of which expired on April 22, 1992, that was used for the acquisition of investments in Local Partnerships which own the Apartment Complexes. The Partnership holds limited partnership interests in 37 Local Partnerships. Normally, the capital contributions to the Local Partnerships are payable in installments, with each contribution due on a specified date and/or provided that certain conditions regarding construction operation and financing of the project have been fulfilled. At December 31, 1997, $356,985 remains outstanding for 2 Local Partnerships.

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

The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Partnerships. Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. Limited partners are not liable for losses beyond their contributed capital. The equity in loss of limited partnerships was reduced from $4,746,790 and $4,684,182 in 1996 and 1995, respectively, to $4,222,167 in 1997 as a result of the Partnership's investments in two local limited partnerships being reduced to zero at December 31, 1996. As a result, no losses were recognized from these partnerships in 1997, as compared to $1,032,475 and $809,247 which was recognized in 1996 and 1995, respectively.

Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

Operating expenses consist primarily of recurring general and administrative expenses and professional fees for services rendered to the Partnership. In addition, an annual partnership management fee in an amount equal to 0.5% of invested assets is payable to the General Partner and Special Limited Partner. The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of Partnership affairs. The decrease in legal and accounting fees for the years ended December 31, 1997 and 1996 as compared to 1995, is due to legal fees related to the Michigan Beach litigation and various securities matters in 1995.

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

The Parkwood Landing Local Partnership obtained permanent financing of $4,700,000 in October 1994, the proceeds of which were used to repay the then-outstanding construction loan in the amount of $6,386,000. The remaining outstanding loan balance was paid primarily with the Partnership's investment of the second and third capital contributions (approximately $1,200,000 and $400,000, respectively), with the remainder being funded by the Local Operating General Partner. Pursuant to a letter agreement dated October 13, 1994 between the Partnership and the Local Operating General Partner, the third capital contribution was advanced in order to facilitate the funding of the permanent loan. This advance capital contribution bears interest at the prime rate plus 2% per annum, and the interest is due and payable upon the attainment of Rental Achievement. In consideration of the Partnership's advance of the third capital contribution, the local general partner agreed to redefine the benchmarks of the fourth and final capital contribution of $355,909 so as to be payable in two separate installments. The final capital contribution shall now be payable in two installments: (a) $100,000 upon the attainment of breakeven operations and 95% occupancy for six consecutive months, as defined in the letter agreement, and (b) $255,909 upon an additional three months of breakeven operations and 95% occupancy. In addition, the management agent, which is an affiliate of the Local Operating General Partner, shall subordinate its property management fees in the event the project operates at a deficit during the guaranty period. As of December 31, 1997, Rental Achievement has not been attained and the interest on the capital contributions has not yet been received or accrued by the Partnership.

The Michigan Beach property, a 240-unit apartment complex located in Chicago, Illinois, has been operating at a substantial deficit since 1996. The deficit has been attributable to a soft local rental market, high leverage and deferred maintenance. In November 1996, the local partnership ceased making payments on its first mortgage, and has commenced negotiations with the lender and the U.S. Department of Housing and Urban Development, who insures the loan, in order to cure the default. As of December 31, 1997, the loan is still in default and negotiation of the loan workout is in progress. As a result of the above and the legal proceedings discussed in Item 3, the carrying value of the investment of $1,117,893 was written off in 1996.

The Partnership has assessed the potential impact of the Year 2000 computer systems issue on its operations. The Partnership believes that no significant actions are required to be taken by the Partnership to address the issue and that the impact of the Year 2000 computer systems issue will not materially affect the Partnership's future operating results or financial condition.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

The Financial Statements and Supplementary Data are listed under Item 14.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

Not applicable.

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                              FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULES
                  AND REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                             AS OF DECEMBER 31, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
National Tax Credit Investors II
(A California limited partnership)

We have audited the accompanying balance sheets of National Tax Credit Investors II (a California limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the index on item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain investee limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these investee limited partnerships represent 24 percent and 37 percent of total assets as of December 31, 1997 and 1996, respectively, and the equity in the net loss of these partnerships represents 27 percent, 25 percent and 24 percent of the total net loss of the Partnership for the years ended December 31, 1997, 1996 and 1995, respectively, and represent a substantial portion of the investee information in Note 2 and financial statement schedules. The financial statements of these investee limited partnerships were audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of National Tax Credit Investors II as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Los Angeles, California
April 8, 1998

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


                                        /s/ RICK J. TANNEBERGER


                                        Rick J. Tanneberger, CPA, P.A.


January 15, 1997
Fayetteville, AR 72704

           [HUMISTON, SKOKAN, WARREN & EICHENBERGER, P.C. LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT

To the Partners
Grimes Park Apartments, Limited Partnership
West Des Moines, Iowa


      We have audited the accompanying balance sheets of GRIMES PARK APARTMENTS, LIMITED PARTNERSHIP as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grimes Park Apartments, Limited Partnership as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




               /s/ HUMISTON, SKOKAN, WARREN & EICHENBERGER, P.C.


January 8, 1998
West Des Moines, Iowa

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


               /s/ HUMISTON, SKOKAN, WARREN & EICHENBERGER, P.C.


January 6, 1997
West Des Moines, Iowa

                    [ROCKOFF, HARLAN, RASOF LTD. LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners
Jamestown Terrace (A California Limited Partnership)

We have audited the accompanying balance sheet of JAMESTOWN TERRACE (A California Limited Partnership), RECD Project No. 04-055-0363605470, as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JAMESTOWN TERRACE (A California Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 29, 1998 on our consideration of the Partnership's internal control structure and a report dated January 29, 1998 on its compliance with laws and regulations.

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


                         /s/ ROCKOFF, HARLAN, RASOF LTD.


Skokie, Illinois
January 29, 1998

                       [PLANTE & MORGAN, LLP LETTERHEAD]


                          Independent Auditor's Report


To the Partners
Jefferson Meadows Limited Dividend
Housing Association Limited Partnership

We have audited the accompanying balance sheet of Jefferson Meadows Limited Dividend Housing Association Limited Partnership (a Michigan limited partnership) MSHDA Development No. 848, as of December 31, 1997, 1996, and 1995, and the related statements of profit and loss, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jefferson Meadows Limited Dividend Housing Association Limited Partnership as of December 31, 1997, 1996, and 1995, and its profit and loss, partners' equity, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 9, 1998, on our consideration of the Partnership's internal controls and a report dated January 9, 1998, on its compliance with laws and regulations.


                                        /s/ PLANTE & MORGAN, LLP


January 9, 1998
East Lansing, Michigan 48826-2500

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


                                        /s/ PLANTE & MORAN, LLP


January 13, 1997
East Lansing, Michigan 48826-2500

                    [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Kentucky River Apartments, Ltd.
A Kentucky Limited Partnership
Winchester, Kentucky

I have audited the accompanying balance sheet of Kentucky River Apartments, Ltd., a Kentucky Limited Partnership as of December 31, 1997, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted the audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kentucky River Apartments, Ltd., A Kentucky Limited Partnership as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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


/s/ DONALD W. CAUSEY, CPA, P.C.


February 12, 1998
Gadsden, Alabama 35902

                    [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Kentucky River Apartments, Ltd.
A Kentucky Limited Partnership
Winchester, Kentucky

I have audited the accompanying balance sheet of Kentucky River Apartments, Ltd., a Kentucky Limited Partnership as of December 31, 1996, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on the financial statements based on my audit.

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


/s/ DONALD W. CAUSEY, CPA, P.C.


February 1, 1997
Gadsden, Alabama 35902

                     [REZNICK FEDDER & SILVERMAN LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners
Wynnefield Lincoln Grove Limited Partnership

      We have audited the accompanying balance sheet of Wynnefield Lincoln Grove Limited Partnership as of December 31, 1997, and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wynnefield Lincoln Grove Limited Partnership as of December 31, 1997, and the results of its operations, the changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

      In accordance with Government Auditing Standards, we have also issued reports dated January 9, 1998 on our consideration of Wynnefield Lincoln Grove Limited Partnership's internal control and on its compliance with laws regulations and contracts.


/s/ REZNICK FEDDER & SILVERMAN


Charlotte, North Carolina
January 9, 1998

                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners
Ashville Equity Limited Partnership

We have audited the accompanying balance sheets of ASHVILLE EQUITY LIMITED PARTNERSHIP as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Ashville Equity Limited Partnership as of December 31, 1997 and 1996 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The additional 1997 financial data, listed in the Table of Contents, are presented for the purpose of additional analysis and are not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the 1997 financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ ALTSCHULER, MELVOIN AND GLASSER LLP


Los Angeles, California
March 5, 1998

           [HUMISTON, SKOKAN, WARREN & EICHENBERGER, P.C. LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners
Columbus Junction Park, Limited Partnership
West Des Moines, Iowa


      We have audited the accompanying balance sheets of COLUMBUS JUNCTION PARK, LIMITED PARTNERSHIP as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Columbus Junction Park, Limited Partnership as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


               /s/ HUMISTON, SKOKAN, WARREN & EICHENBERGER, P.C.


January 12, 1998
West Des Moines, Iowa

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


               /s/ HUMISTON, SKOKAN, WARREN & EICHENBERGER, P.C.


January 9, 1997
West Des Moines, Iowa

                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners
Cottonwood Park Housing Partners

We have audited the accompanying balance sheets of COTTONWOOD PARK HOUSING PARTNERS (a Colorado limited partnership) as of December 31, 1997 and 1996 and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Cottonwood Park Housing Partners as of December 31, 1997 and 1996 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The additional 1997 financial data, listed in the Table of Contents, are presented for the purpose of additional analysis and are not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the 1997 financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ ALTSCHULER, MELVOIN AND GLASSER LLP


Los Angeles, California
March 5, 1998

                     [REZNICK FEDDER & SILVERMAN LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners
Countryside North American Partners, L.P.

      We have audited the accompanying statements of assets, liabilities and partners' equity of Countryside North American Partners, L.P. as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners' equity of Countryside North American Partners, L.P. as of December 31, 1997 and 1996, and the results of its operations, the changes in partners' equity and cash flows for the years then ended, on the basis of accounting described in note A.

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 16 through 22 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation the basic financial statements taken as a whole.

      In accordance with Government Auditing Standards, we have also issued a report dated January 30, 1998 on our consideration of Countryside North American Partners, L.P.'s internal control and a report dated January 30, 1998 on its compliance with laws and regulations applicable to the financial statements.

      This report is intended solely for the information and use of the management of Countryside North American Partners, L.P. and the New Jersey Housing & Mortgage Finance Agency and should not be used for any other purpose.


                                                /s/ REZNICK, FEDDER & SILVERMANN


Bethesda, Maryland
January 30, 1998

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


                                        /s/ REZNICK FEDDER & SILVERMANN


Bethesda, Maryland
January 30, 1998

                          [PANNETT & MARTI LETTERHEAD]


To the Partners

East Ridge Apartments (Limited Partnership)
Quincy, Illinois


We have audited the accompanying balance sheet of East Ridge Apartments (Limited Partnership) as of December 31, 1997, 1996 and 1995, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of East Ridge Apartments (Limited Partnership) as of December 31, 1997, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                        [SIG]


                                        PANNETT & MARTI, P.C.
                                        Certified Public Accountants

March 6, 1998
Chesterfield, Missouri

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of East Ridge Apartments (Limited Partnership) as of December 31, 1996, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted


                                        [SIG]


                                        PANNETT & MARTI, P.C.
                                        Certified Public Accountants


February 14, 1997
Chesterfield, Missouri

                        [RICK J. TANNEBERGER LETTERHEAD]


                          Independent Auditor's Report

The Partners
Edgewood, A Limited Partnership

We have audited the accompanying balance sheets of Edgewood, A Limited Partnership, as of December 31, 1997 and 1996, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edgewood, A Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


                                        /s/ RICK J. TANNEBERGER, CPA, P.A.


                                        Rick J. Tanneberger, CPA, P.A.


January 27, 1998
Fayetteville, Arkansas

                        [RICK J. TANNEBERGER LETTERHEAD]


                          Independent Auditor's Report

The Partners
Germantown, A Limited Partnership

We have audited the accompanying balance sheets of Germantown, A Limited Partnership, as of December 31, 1997 and 1996, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Germantown, A Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


                                        /s/ RICK J. TANNEBERGER, CPA, P.A.


                                        Rick J. Tanneberger, CPA, P.A.


January 26, 1998
Fayetteville, Arkansas

                     [REZNICK FEDDER & SILVERMAN LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners
Wynnefield Lincoln Grove Limited Partnership

      We have audited the accompanying balance sheet of Wynnefield Lincoln Grove Limited Partnership as of December 31, 1996, and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial. statements based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wynnefield Lincoln Grove Limited Partnership as of December 3 1, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                        /s/ REZNICK FEDDER & SILVERMAN


January 14, 1997
Charlotte, North Carolina

                        [RICK J. TANNEBERGER LETTERHEAD]


                          Independent Auditor's Report

The Partners
Meadow Lake I, A Limited Partnership

We have audited the accompanying balance sheets of Meadow Lake I, A Limited Partnership, as of December 31, 1997 and 1996, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadow Lake I, A Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


                                        /s/ RICK J. TANNEBERGER
                                        -----------------------------
                                        Rick J. Tanneberger, CPA, P.A.


January 27, 1998
Fayetteville, Arkansas

                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]


            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                      ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT


To the Partners of
Michigan Beach Limited Partnership


We have audited the accompanying balance sheets of MICHIGAN BEACH LIMITED PARTNERSHIP, FHA Project No. 071-36644 (the "Partnership") , as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Michigan Beach Limited Partnership as of December 31, 1996 and 1995, and the results of its operations, changes in its partners' equity and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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


                     /s/ ALTSCHULER, MELVOIN AND GLASSER LLP


Los Angeles, California
January 31, 1997

                  [RICK J. TANNEBERGER, CPA, P.A. LETTERHEAD]


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


                                        /s/ RICK J. TANNEBERGER
                                        ------------------------------
                                        Rick J. Tanneberger, CPA, P.A.
                                        Rick J. Tanneberger, CPA


January 17, 1997
Fayetteville, Arkansas

                                     [LOGO]

                           STIENESSEN . SCHLEGEL & CO.
                            LIMITED LIABILITY COMPANY
                          CERTIFIED PUBLIC ACCOUNTANTS

                          Independent Auditor's Report


To the Partners
Nickel River Investment, A Wisconsin
   Limited Partnership
Augusta, Wisconsin

We have audited the accompanying balance sheets of Nickel River Investment, A Wisconsin Limited Partnership as of December 31, 1997, 1996, and 1995, and the related statements of operations and changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nickel River Investment, A Wisconsin Limited Partnership as of December 31, 1997, 1996, and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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



/s/ STIENESSEN, SCHLEGEL & CO. LLC
----------------------------------
CERTIFIED PUBLIC ACCOUNTANTS

EAU CLAIRE, WI 54702-O810


January 14, 1998

                                     [LOGO]

                           STIENESSEN . SCHLEGEL & CO.
                            LIMITED LIABILITY COMPANY
                          CERTIFIED PUBLIC ACCOUNTANTS

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


/s/ STIENESSEN, SCHLEGEL & CO. LLC
----------------------------------
CERTIFIED PUBLIC ACCOUNTANTS

EAU CLAIRE, WI 54702-O810

January 13, 1997

                               [HSW&E LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT

To the Partners
Norwalk Park Apartments, Limited Partnership
West Des Moines, Iowa


         We have audited the accompanying balance sheets of NORWALK PARK APARTMENTS, LIMITED PARTNERSHIP as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Norwalk Park Apartments, Limited Partnership as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ HUMISTON, SKOKAN, WARREN & EICHENBERGER, P.C.
-------------------------------------------------


January 12, 1998


West Des Moines Iowa

                               [HSW&E LETTERHEAD]




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


/s/ HUMISTON, SKOKAN, WARREN & EICHENBERGER, P.C.
-------------------------------------------------

January 8, 1997

West Des Moines, Iowa

                     [NORMAN, JOHNSON & CO., PA LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT

To the Partners
Oak View Spartanburg Associates, L.P.
(A South Carolina Limited Partnership)
Spartanburg, South Carolina

We have audited the accompanying balance sheets of Oak View Spartanburg Associates, L.P. (A South Carolina Limited Partnership) as of December 31, 1997 and 1996, and the related statements of operations and changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oak View Spartanburg Associates, L.P. (A South Carolina Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ NORMAN, JOHNSON & CO., PA LETTERHEAD
----------------------------------------

Spartanburg, South Carolina
February 9, 1998

                     [NORMAN, JOHNSON & CO., PA LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT

To the Partners
Oak View Spartanburg Associates, L.P.
(A South Carolina Limited Partnership)
Spartanburg, South Carolina


We have audited the accompanying balance sheets of Oak View Spartanburg Associates, L.P. (A South Carolina Limited Partnership) as of December 31, 1996 and 1995, and the related statements of operations and changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


/s/ NORMAN, JOHNSON & CO., PA LETTERHEAD
----------------------------------------

Spartanburg, South Carolina

February 24, 1997

[LOGO]

                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]


              INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS
                    AND ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT




To the Partners
Palm Springs View Apartments, Ltd.

We have audited the accompanying balance sheets of PALM SPRINGS VIEW APARTMENTS, LTD. (a limited partnership), FHA Project No. 143-94002-PM (the "Partnership"), as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Palm Springs View Apartments, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying 1997 additional financial data (shown on pages 13 through 19) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the 1997 basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 16, 1998 on our consideration of the Partnership's internal control and a report dated January 16, 1998 on its compliance with laws and regulations.


/S/ ALTSCHULER, MELVOIN AND GLASSER LLP
---------------------------------------

Los Angeles, California
January 16, 1998

[LOGO]

                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]


              INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS
                    AND ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT




To the Partners
Palm Springs View Apartments, Ltd.

We have audited the accompanying balance sheets of PALM SPRINGS VIEW APARTMENTS, LTD. (a limited partnership), FHA Project No. 143-94002-PM (the "Partnership"), as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Palm Springs View Apartments, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying 1997 additional financial data (shown on pages 13 through 19) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the 1997 basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 16, 1998 on our consideration of the Partnership's internal control and a report dated January 16, 1998 on its compliance with laws and regulations.


/S/ ALTSCHULER, MELVOIN AND GLASSER LLP
---------------------------------------

Los Angeles, California
January 16, 1998

                   [WEINSTEIN SPIRA & COMPANY, PC. LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


January 15, 1997


The Partners
Pampa Partnership Limited
Houston, Texas


We have audited the accompanying Balance Sheets of Pampa Partnership Limited as of December 31, 1996 and 1995, and the related Statements of Operations, Changes in Partners' Capital, and Cash Flows for the years ended December 31, 1996, 1995, and 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


/s/ WEINSTEIN SPIRA & CO., P.C.
-------------------------------
Weinstein Spira & Co., P.C.
Houston, Texas

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


/s/ ALTSCHULER, MELVOIN AND GLASSER LLP
---------------------------------------

Chicago, Illinois
January 23, 1997

                   [HABIF, AROGETIC & WYNNE, P.C. LETTERHEAD]



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


/s/ HABIF, AROGETIC & WYNNE, P.C.
---------------------------------


Atlanta, Georgia

January 30, 1997

                                 TOM E. BREWSTER
                           CERTIFIED PUBLIC ACCOUNTANT
                                 P. O. BOX 2900
                            PENSACOLA, FLORIDA 32513



Northwestern Partners, Ltd.                              INDEPENDENT AUDITOR'S
c/o Mr. James Reeves                                     REPORT
Operating General Partner
Pensacola, Florida

I have audited the accompanying balance sheet of Northwestern Partners, Ltd. (a Florida limited partnership) as of December 31, 1996 and 1997, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis of my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northwestern Partners, Ltd. as of December 31, 1996 and 1997, and the results of its operations, the changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.



                                       [SIG]
                                       CERTIFIED PUBLIC ACCOUNTANT
                                       Pensacola, Florida
                                       February 10, 1998

                            [KOCH & KOCH LETTERHEAD]

                          CERTIFIED PUBLIC ACCOUNTANTS
                          INDEPENDENT AUDITORS' REPORT

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

                                         /s/ KOCH & KOCH
                                         ---------------------------------------
January 30, 1997                         Koch & Koch
                                         Certified Public Accountants
                                         Kansas City, Missouri

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

           In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rancho Del Mar Apartments Limited Partnership as of December 3 1, 1996, and the results of its operations, the changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ REZNICK FEDDER & SILVERMAN LETTERHEAD
-----------------------------------------

Baltimore, Maryland
February 6, 1997

                        [RICK J. TANNEBERGER LETTERHEAD]
                                                                   RECEIVED
                                                                 JAN 30 1998
                          INDEPENDENT AUDITOR'S REPORT            ASSET MGMT

The Partners
Salem Park, A Limited Partnership

We have audited the accompanying balance sheets of Salem Park, A Limited Partnership, as of December 31, 1997 and 1996, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Salem Park, A Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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



                                       /s/ RICK J. TANNEBERGER
                                       -----------------------------------------
                                       Rick J. Tanneberger, CPA, P.A.



January 26, 1998
Fayetteville, AR

                        [RICK J. TANNEBERGER LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

The Partners
Salem Park, A Limited Partnership


We have audited the accompanying balance sheets of Salem Park, A Limited Partnership, as of December 31, 1996 and 1995, and the related statements of income, partners, capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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



                                                /s/ RICK J. TANNEBERGER
                                                --------------------------------
                                                Rick J. Tanneberger, CPA, P.A.
                                                Rick J. Tanneberger, CPA

January 17, 1997
Fayetteville, AR

                [HAWKINS, ASH, BAPTIE & COMPANY, LLP LETTERHEAD]



INDEPENDENT AUDITORS' REPORT


To the Partners
Sheboygan Regency House
Sheboygan, Wisconsin


We have audited the accompanying balance sheets of Sheboygan Regency House, (A Wisconsin Limited Partnership) as of December 31, 1997, 1996, and 1995 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sheboygan Regency House as of December 31, 1997, 1996, and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ HAWKINS, ASH, BAPTIE & COMPANY, LLP
-----------------------------------------

Manitowoc, Wisconsin
January 7, 1998

                [HAWKINS, ASH, BAPTIE & COMPANY, LLP LETTERHEAD]




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


/s/ HAWKINS, ASH, BAPTIE & COMPANY, LLP
----------------------------------------

Manitowoc, Wisconsin
January 10, 1997

                [TORRES LLOMPART, SANCHEZ RUIZ & CO. LETTERHEAD]




              INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS


Partners
Torres del Plata II Limited Partnership
San Juan, Puerto Rico

We have audited the accompanying balance sheets of Torres del Plata II Limited Partnership, as of December 31, 1997 and 1996, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States and the US Department of Agriculture, Farmers Home Administration Audit Program Handbook, issued in December 1989. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Torres del Plata II Limited Partnership, as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 28, 1998 on our consideration of the Partnership's internal control structure and a report dated January 28, 1998 on its compliance with laws, regulations, contracts, loans covenants and agreements.



                                   /s/ TORRES LLOMPART, SANCHEZ RUIZ & CO.



January 28, 1998
License No. 169                    San Juan, Puerto Rico


Stamp number 1462222 was affixed
to the original of this report.

                [TORRES LLOMPART, SANCHEZ RUIZ & CO. LETTERHEAD]




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


                               /s/ TORRES LLOMPART, SANCHEZ RUIZ & CO.
                               San Juan, Puerto Rico


January 23, 1997
License No. 169

Stamp number 1412224 was affixed
to the original of this report.

                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT


To the Partners
Villa Real Limited Partnership

We have audited the accompanying balance sheets of VILLA REAL LIMITED PARTNERSHIP (a New Mexico limited partnership) as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Villa Real Limited Partnership as of December 31, 1997 and 1996 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The additional 1997 financial data, listed in the Table of Contents, are presented for the purpose of additional analysis and are not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the 1997 financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ ALTSCHULER, MELVOIN AND GLASSER LLP


Los Angeles, California
March 5, 1998

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


                                           /s/ PLANTE & MORAN, LLP

January 13, 1997                           East Lansing, Michigan

                    [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD]




                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Clarksdale Community Housing Group, Ltd.
Clarksdale, Mississippi

I have audited the accompanying balance sheets of Clarksdale Community Housing Group, Ltd., a limited partnership, as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clarksdale Community Housing Group, Ltd., as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


/s/ DONALD W. CAUSEY, CPA, P.C.


February 17, 1998

GADSDEN, ALABAMA

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


/s/ DONALD W. CAUSEY, CPA, P.C.
-------------------------------


February 18, 1997
Gadsden, Alabama

                         [DURANT, SCHRAIBMAN & LINDSAY]



                         INDEPENDENT ACCOUNTANTS' REPORT

To the Partners
Pen-Hill-Co Limited Partnership
Columbia, South Carolina

We have audited the balance sheets of Pen-Hill-Co Limited Partnership, as of December 31, 1997 and 1996, and the related statements of income, changes in partner's capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pen-Hill-Co Limited Partnership, as of December 31, 1997 and 1996, and the results of its operations, changes in partners capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 19, 1998 on our consideration of Pen-Hill-Co Limited Partnership's internal control and reports dated February 19, 1998 on its compliance with specific requirements applicable to major HUD programs and Fair Housing and Non-Discrimination.


                                            /s/ DURANT, SCHRAIBMAN & LINDSAY]
                                            ------------------------------------
                                            Durant, Schraibman & Lindsay



February 19, 1998
Columbia, South Carolina

                          [DURANT, SCHRAIBMAN & LINDSAY]



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


                                            /s/ DURANT, SCHRAIBMAN & LINDSAY]
                                            ------------------------------------
                                                Durant, Schraibman & Lindsay


February 18,1997
Columbia, South Carolina

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                     ASSETS

                                                        1997              1996
                                                    -----------       -----------
INVESTMENTS IN LIMITED PARTNERSHIPS
    (Notes 1 and 2)                                 $25,724,722       $30,331,138

CASH AND CASH EQUIVALENTS (Note 1)                      216,939           147,870

OTHER ASSETS                                             30,269                --

RESTRICTED CASH (Note 3)                                222,007           212,129
                                                    -----------       -----------

TOTAL ASSETS                                        $26,193,937       $30,691,137
                                                    ===========       ===========


                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
Accrued fees due to partners (Notes 5 and 8)        $ 2,066,985       $ 1,302,375
Capital contributions payable (Note 4)                  356,985           356,985
Accounts payable and accrued expenses                    67,548            68,155
                                                    -----------       -----------
                                                      2,491,518         1,727,515
                                                    -----------       -----------

CONTINGENCIES (Note 7)

PARTNERS' EQUITY                                     23,702,419        28,963,622
                                                    -----------       -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY              $26,193,937       $30,691,137
                                                    ===========       ===========




   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                   1997               1996               1995
                                               -----------        -----------        -----------
INTEREST INCOME                                $    21,559        $    25,136        $   165,254
                                               -----------        -----------        -----------

OPERATING EXPENSES:
     Management fees - partners (Note 5)           764,610            764,607            764,607
     General and administrative (Note 5)           136,313            124,939            126,134
     Legal and accounting                          159,672            147,509            400,923
                                               -----------        -----------        -----------

         Total operating expenses                1,060,595          1,037,055          1,291,664
                                               -----------        -----------        -----------

LOSS FROM PARTNERSHIP OPERATIONS                (1,039,036)        (1,011,919)        (1,126,410)

WRITE-OFF OF INVESTMENT IN
     LIMITED PARTNERSHIP (Note 2)                       --         (1,117,893)                --

EQUITY IN LOSS OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ACQUISITION COSTS (Note 2)              (4,222,167)        (4,746,790)        (4,684,182)
                                               -----------        -----------        -----------

NET LOSS                                       $(5,261,203)       $(6,876,602)       $(5,810,592)
                                               ===========        ===========        ===========

NET LOSS PER LIMITED
     PARTNERSHIP INTEREST (Note 1)             $       (72)       $       (94)       $       (79)
                                               ===========        ===========        ===========



   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                        General            Limited
                                       Partners            Partners             Total
                                     ------------        ------------        ------------
PARTNERS' EQUITY (DEFICIENCY),
      January 1, 1995                $   (212,416)       $ 41,863,232        $ 41,650,816

      Net loss for 1995                   (58,106)         (5,752,486)         (5,810,592)
                                     ------------        ------------        ------------

PARTNERS' EQUITY (DEFICIENCY),
      December 31, 1995                  (270,522)         36,110,746          35,840,224

      Net loss for 1996                   (68,766)         (6,807,836)         (6,876,602)
                                     ------------        ------------        ------------

PARTNERS' EQUITY (DEFICIENCY),
      December 31, 1996                  (339,288)         29,302,910          28,963,622

      Net loss for 1997                   (52,612)         (5,208,591)         (5,261,203)
                                     ------------        ------------        ------------

PARTNERS' EQUITY (DEFICIENCY),
      December 31, 1997              $   (391,900)       $ 24,094,319        $ 23,702,419
                                     ============        ============        ============


   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                  1997              1996                1995
                                                              -----------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                  $(5,261,203)       $(6,876,602)       $(5,810,592)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
      Equity in loss of limited partnerships
       and amortization of acquisition costs                    4,222,167          4,746,790          4,684,182
      Write-off of investee partnership                                --          1,117,893                 --
      Decrease in other receivables                               (30,269)                --             15,095
      Increase (decrease) in:
       Accounts payable and accrued expenses                         (607)          (100,120)            44,853
       Accrued fees due to partners                               764,610            614,607            261,067
                                                              -----------        -----------        -----------

      Net cash used in operating activities                      (305,302)          (497,432)          (805,395)
                                                              -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in limited partnerships:
     Capital contributions                                          3,937           (220,440)          (201,276)
     Capitalized acquisition costs and fees                            --             (2,211)           (10,692)
     Distributions recognized as a return of capital              380,312            143,677            346,857
    Decrease in capital contributions payable                          --                 --            (12,696)
    Maturity of short-term investments                                 --                 --          1,000,000
    Decrease (increase) in restricted cash                         (9,878)            (6,855)           (12,369)
                                                              -----------        -----------        -----------

      Net cash provided by (used in) investing activities         374,371            (85,829)         1,109,824
                                                              -----------        -----------        -----------

NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                             69,069           (583,261)           304,429

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                      147,870            731,131            426,702
                                                              -----------        -----------        -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                        $   216,939        $   147,870        $   731,131
                                                              ===========        ===========        ===========



   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

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

      The General Partner has a 1 percent interest in operating profits and losses of the Partnership. The limited partners will be allocated the remaining 99 percent interest in proportion to their respective investments.

      The Partnership shall continue in full force and effect until December 31, 2030, unless terminated earlier pursuant to the partnership agreement or law.

      Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the General Partner will be entitled to a property disposition fee as mentioned in the partnership agreement. The limited partners will have a priority item equal to their invested capital plus 6 percent priority return as defined in the partnership agreement. This property disposition fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions plus the 6 percent priority return.

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

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997


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

      At December 31, 1997, the Local Partnerships own residential projects consisting of 3,716 apartment units.

      The Partnership, as a limited partner, is generally entitled to 99 percent of the operating profits and losses of the Local Partnerships. National Tax Credit, Inc. II ("NTC-II"), an affiliate of the General Partner, serves either as a special limited partner or non-managing administrative general partner in each Local Partnership, in which case it receives .01 percent of operating profits and losses of the Local Partnership. In addition, NTC-II is the Local Operating General Partner of four Local Partnerships, in which case it is entitled to .09 percent of the operating profits and losses of the Local Partnership.

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997


2.    INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

      The following is a summary of the investments in and advances to Local Partnerships and reconciliation to the Local Partnerships accounts:

                                                                 1997                1996
                                                             ------------        ------------
           Investments balance, beginning of year            $ 30,331,138        $ 36,116,847
           Capital contributions                                   (3,937)            220,440
           Capitalized acquisition costs and fees                     --                2,211
           Equity in loss of limited partnerships              (4,015,696)         (4,515,318)
           Write off of investee partnership                          --           (1,117,893)
           Amortization of capitalized acquisition costs
             and fees                                            (206,471)           (231,472)
           Distributions recognized as a return of capital       (380,312)           (143,677)
                                                             ------------        ------------

           Investments balance, end of year                  $ 25,724,722        $ 30,331,138
                                                             ============        ============

      The difference between the investment per the accompanying balance sheets at December 31, 1997 and 1996, and the equity per the Local Partnerships' combined financial statements is due primarily to costs capitalized to the investment account and the Partnership's recording of capital contributions payable to the Local Partnerships in its investment balance.

      Michigan Beach

      The Michigan Beach property, a 240-unit apartment complex located in Chicago, Illinois, has been operating at a substantial deficit since 1996. The deficit has been attributable to a soft local rental market, high leverage and deferred maintenance. In November 1996, the local partnership ceased making payments on its first mortgage, and has commenced negotiations with the lender and the U.S. Department of Housing and Urban Development, who insures the loan, in order to cure the default. As of December 31, 1997, the loan is still in default and negotiation of the loan workout is in progress. As a result of the above and the legal proceedings discussed in Note 7, the carrying value of the investment of $1,117,893 was written off in 1996.

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1997



2.    INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

      Selected financial information from the combined financial statements of the Local Partnerships at December 31, 1997 and 1996 and for each of the three years ended December 31, 1997 is as follows:

                                 Balance Sheets

                                                   1997           1996
                                                 --------       --------
                                                     (in thousands)

Land and buildings, net                          $126,634       $130,819
                                                 ========       ========

Total assets                                     $138,137       $142,439
                                                 ========       ========

Mortgages and construction loans payable
    secured by real property                     $ 89,123       $ 91,311
                                                 ========       ========

Total liabilities                                $103,678       $102,772
                                                 ========       ========

Equity of National Tax Credit Investors II       $ 24,499       $ 29,340
                                                 ========       ========

Equity of other partners                         $  9,960       $ 10,327
                                                 ========       ========

                            Statements of Operations

                                              1997            1996           1995
                                            --------        --------        --------
                                                         (in thousands)

Total revenues                              $ 18,303        $ 18,218        $ 17,883
                                            ========        ========        ========

Interest expense                            $  7,245        $  7,229        $  7,508
                                            ========        ========        ========

Depreciation and amortization               $  5,551        $  5,594        $  5,627
                                            ========        ========        ========

Total expenses                              $ 23,016        $ 22,790        $ 22,597
                                            ========        ========        ========

Net loss                                    $ (4,713)       $ (4,572)       $ (4,714)
                                            ========        ========        ========

Net loss allocable to the Partnership       $ (4,510)       $ (4,402)       $ (4,375)
                                            ========        ========        ========

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1997



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

                                                   1997             1996          1995
                                                ---------        ---------      -------
                                                              (in thousands)

Total assets                                     $ 12,498        $ 13,032
                                                 ========        ========

Total liabilities                                $  7,730        $  7,808
                                                 ========        ========

Equity of National Tax Credit Investors II       $  3,680        $  4,107
                                                 ========        ========

Equity of other partners                         $  1,088        $  1,117
                                                 ========        ========

Total revenue                                    $  1,754        $  1,754        $  1,735
                                                 ========        ========        ========

Net loss                                         $   (376)       $   (375)       $   (365)
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

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997



5.      RELATED-PARTY TRANSACTIONS

      Under the terms of the Amended and Restated Agreement of Limited Partnership, the Partnership is obligated to the General Partner and the Special Limited Partner for the following fees:

      (a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the partnership agreement) is payable to the General Partner and Special Limited Partner. Partnership management fees in the amount of $764,610 were recorded as an expense in 1997, 1996 and 1995. As of December 31, 1997 and 1996, management fees in the amount of $2,066,985 and $1,302,375, respectively, were due to the General Partner and the Special Limited Partner.

      (b) A property disposition fee is payable to the General Partner in an amount equal to the lesser of (i) one-half of the competitive real estate commission that would have been charged by unaffiliated third parties providing comparable services in the area where the apartment complex is located, or (ii) 3 percent of the sale price received in connection with the sale or disposition of the apartment complex or local partnership interest, but in no event will the property disposition fee and all amounts payable to unaffiliated real estate brokers in connection with any such sale exceed in the aggregate, the lesser of the competitive rate (as described above) or 6 percent of such sale price. Receipt of the property disposition fee will be subordinated to the distribution of sale or refinancing proceeds by the Partnership until the limited partners have received distributions of sale or refinancing proceeds in an aggregate amount equal to (i) their 6 percent priority return for any year not theretofore satisfied (as defined in the partnership agreement) and (ii) an amount equal to the aggregate adjusted investment (as defined in the partnership agreement) of the limited partners. No disposition fees have been paid.

      (c) The Partnership reimburses certain expenses to the General Partner. The reimbursement paid to the General Partner was $42,085, $41,991 and $38,700 during 1997, 1996 and 1995, respectively, and is included in general and administrative expenses.

      NTC-II is the Local Operating General Partner in four of the Partnership's 37 Local Partnerships. In addition, NTC-II is either a special limited partner or non-managing administrative general partner in each Local Partnership.

      An affiliate of the General Partner is responsible for the on-site property management for four Local Partnerships (Note 2). The Local Partnerships paid the affiliate property management fees of $122,740, $131,023 and $117,827 in 1997, 1996 and 1995, respectively.

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997


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

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1997



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

      The Michigan Beach Limited Partnership is vigorously prosecuting its counterclaim against the City. The parties have completed discovery and Chicago has filed a motion for summary judgment with respect to those claims. At the present time, legal counsel for the local partnership is unable to predict the outcome of this litigation. The Partnership's investment in Michigan Beach Limited Partnership at December 31, 1997 and 1996 is zero.

      The Partnership has assessed the potential impact of the Year 2000 computer systems issue on its operations. The Partnership believes that no significant actions are required to be taken by the Partnership to address the issue and that the impact of the Year 2000 computer systems issue will not materially affect the Partnership's future operating results or financial condition.

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

9.    FOURTH-QUARTER ADJUSTMENT

      The Partnership's policy is to record its equity in the loss of limited partnerships on a quarterly basis using estimated financial information furnished by the various local operating general partners. The equity in loss reflected in the accompanying annual consolidated financial statements is based primarily upon audited financial statements of the investee limited partnerships. The increase, approximately $1,375,167 between the estimated nine-month equity in loss and the actual 1997 year end equity in loss has been recorded in the fourth quarter.

                         NATIONAL TAX CREDIT INVESTORS II               SCHEDULE
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                  YEAR ENDED DECEMBER 31, 1997
                             -------------------------------------------------------------------------------------------------------
                                                                                             AMORTIZATION
                               BALANCE                 CAPITALIZED                  EQUITY       OF        BALANCE         CAPITAL
  LIMITED                     JANUARY 1,    CAPITAL    ACQUISITION    CASH          INCOME   CAPITALIZED  DECEMBER 31, CONTRIBUTIONS
PARTNERSHIPS                     1997    CONTRIBUTIONS  COSTS/FEES DISTRIBUTIONS    (LOSS)    ACQ. COSTS     1997         PAYABLE
------------                 ----------- ------------- ----------- -------------  ---------  -----------  ------------ ------------
Ashville Equity              $   547,394   $(10,000)    $            $            $(117,650)     (5,891)      413,853     $
Columbus Junction                 66,224                                            (11,816)     (1,931)       52,477
Cottonwood Park                1,191,143                              (84,205)       19,472      (8,012)    1,118,398
The Cottages I                         0                                                  0           0             0
Countryside                    2,349,779                                           (182,846)    (11,362)    2,155,571
Eastridge Apartments             570,282                                            (37,710)     (2,987)      529,585
Edgewood Apartments            1,347,769                                            (76,872)     (5,834)    1,265,063
Fourth Street                  1,782,341                              (12,300)     (110,442)     (7,053)    1,652,546
Germantown Apartments          1,461,515                              (22,572)      (85,504)     (6,811)    1,346,628
Great Basin Associates           423,694                                           (419,731)     (3,963)            0
Grimes Park Apartments            71,852                                            (11,133)     (2,116)       58,603
Jamestown                        468,284                               (3,600)      (75,579)     (3,322)      385,783
Jefferson Meadows
  Apartments                     720,729                                           (223,525)     (7,574)      489,630
Kentucky River Apartments        966,593                                            (49,585)     (4,719)      912,289
Lincoln Grove                  1,034,225                              (22,100)     (102,285)     (4,527)      905,313
Meadowlakes Apartments         1,285,960                              (17,594)      (83,063)     (5,828)    1,179,475
Michigan Beach Apartments              0                                                  0           0             0
Nickel River (Wedgewood)
  Apts.                          956,867                                            (67,271)     (7,170)      882,426
Norwalk Park Apartments           73,569                                            (10,012)     (1,416)       62,141
Oakview                          706,725                                             49,865      (2,926)      753,664
Pam Apartments                   206,272                              (16,950)      (73,853)     (2,836)      112,633
Palm Springs View                532,137                                           (161,993)     (9,989)      360,155        1,081
Paramount Apartments             485,798      6,063                                 (71,090)     (8,467)      412,304
Parkwood Landing               1,386,749                                           (399,155)    (13,783)      973,811      355,904
Pensacola Affordable             479,630                                            (40,628)     (3,401)      435,601
Pineview Terrace                 537,860                                            (92,039)     (6,197)      439,624
Quivera                          980,475                              (44,327)     (352,033)    (11,045)      573,070
Rancho Del Mar                 4,066,647                             (113,573)     (272,560)    (16,084)    3,664,430
Salem Park Apartments            718,993                              (12,500)      (77,105)     (6,787)      622,601
Sheboygan Apartments             683,245                                            (97,529)     (3,549)      582,167
Sitka III Apartments              71,698                               (1,945)      (48,310)     (1,905)       19,538
Soldotna (Northwood Senior)
  Apts.                          235,509                               (1,698)      (23,033)     (1,900)      208,878
Torres De Plata II               162,046                               (6,328)      (83,606)     (2,580)       69,532
Villa Real                     2,676,653                              (20,620)     (177,815)    (11,617)    2,466,601
Virginia Park Meadows            736,278                                           (227,539)     (7,268)      501,471
Wade Walton Apartments           308,920                                           (187,323)     (3,373)      118,224
Westbridge Apartments             37,283                                            (34,398)     (2,248)          637
Western (Ellis) Court                  0                                                                            0
                             -----------   --------    -----------  ---------    ----------    --------    ----------     --------
                             $30,331,138     (3,937)             0   (380,312)   (4,015,696)   (206,471)   25,724,722      356,985
                             ===========   ========    ===========  =========    ==========    ========    ==========     ========

                                                                        SCHEDULE
                                                                     (CONTINUED)
                        NATIONAL TAX CREDIT INVESTORS II
                      INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                             YEAR ENDED DECEMBER 31, 1996
                      --------------------------------------------------------------------------------------------------------------
                         BALANCE                 CAPITALIZED                   EQUITY      AMORTIZATION    BALANCE       CAPITAL
   LIMITED             JANUARY 1,    CAPITAL     ACQUISITION      CASH         INCOME     OF CAPITALIZED  DECEMBER 31, CONTRIBUTIONS
PARTNERSHIPS              1996    CONTRIBUTIONS   COSTS/FEES  DISTRIBUTIONS    (LOSS)        ACQ. COSTS       1996        PAYABLE
------------          ----------- -------------  -----------  -------------  -----------  --------------  -----------  -------------
Ashville Equity       $   642,399   $ 36,000        $           $            $  (125,114)    $  (5,891)   $   547,394     $
Columbus Junction          90,439                                                (22,284)       (1,931)        66,224
Cottonwood Park         1,198,665                                                    490        (8,012)     1,191,143
The Cottages I             56,926                                                (53,537)       (3,389)             0
Countryside             2,543,515                                               (182,374)      (11,362)     2,349,779
Eastridge Apartments      625,090                                                (51,821)       (2,987)       570,282
Edgewood Apartments     1,447,572                                                (93,969)       (5,834)     1,347,769
Fourth Street           1,929,180                                 (16,400)      (123,386)       (7,053)     1,782,341
Germantown
  Apartments            1,602,141                                 (20,691)      (113,124)       (6,811)     1,461,515
Great Basin
  Associates              404,856                                                 22,801        (3,963)       423,694
Grimes Park
  Apartments               81,823                                                 (7,855)       (2,116)        71,852
Jamestown                 537,293                                  (3,600)       (62,087)       (3,322)       468,284
Jefferson Meadows
  Apartments              975,565                                               (247,262)       (7,574)       720,729
Kentucky River
  Apartments            1,001,233                                                (29,921)       (4,719)       966,593
Lincoln Grove           1,142,686                                 (18,705)       (85,229)       (4,527)     1,034,225
Meadowlakes
  Apartments            1,385,676                                 (16,128)       (77,760)       (5,828)     1,285,960
Michigan Beach
  Apartments            1,916,791    174,440         2,211                    (2,071,830)      (21,612)             0
Nickel River
  (Wedgewood) Apts.     1,028,528                                                (64,491)       (7,170)       956,867
Norwalk Park
  Apartments               81,404                                                 (6,419)       (1,416)        73,569
Oakview                   676,876                                                 32,775        (2,926)       706,725
Pam Apartments            302,442                                 (18,000)       (75,334)       (2,836)       206,272
Palm Springs View         680,224                                               (138,098)       (9,989)       532,137       1,081
Paramount Apartments      628,464     10,000                                    (144,199)       (8,467)       485,798
Parkwood Landing        1,802,848                                               (402,316)      (13,783)     1,386,749     355,904
Pensacola Affordable      512,786                                                (29,755)       (3,401)       479,630
Pineview Terrace          735,002                                               (190,945)       (6,197)       537,860
Quivera                 1,244,761                                 (25,663)      (227,578)      (11,045)       980,475
Rancho Del Mar          4,327,385                                               (244,654)      (16,084)     4,066,647
Salem Park Apartments     841,761                                 (15,000)      (100,981)       (6,787)       718,993
Sheboygan Apartments      723,743                                                (36,949)       (3,549)       683,245
Sitka III Apartments      119,865                                  (1,464)       (44,798)       (1,905)        71,698
Soldotna (Northwood
  Senior) Apts.           258,158                                  (1,698)       (19,051)       (1,900)       235,509
Torres De Plata II        294,162                                  (6,328)      (123,208)       (2,580)       162,046
Villa Real              2,826,307                                               (138,037)      (11,617)     2,676,653
Virginia Park Meadows     974,362                                               (230,816)       (7,268)       736,278
Wade Walton
  Apartments              381,762                                                (69,469)       (3,373)       308,920
Westbridge
  Apartments               94,157                                                (54,626)       (2,248)        37,283
Western (Ellis)
  Court                         0                                                                                   0
                      -----------   --------        ------      ---------    -----------     ---------    -----------    --------
                      $36,116,847   $220,440        $2,211      $(143,677)   $(5,633,211)    $(231,472)   $30,331,138    $356,985
                      ===========   ========        ======      =========    ===========     =========    ===========    ========

                         NATIONAL TAX CREDIT INVESTORS II              SCHEDULE
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                               YEAR ENDED DECEMBER 31, 1995
                        -----------------------------------------------------------------------------------------------------------
                                                                                                                             CAPITAL
                           BALANCE       CAPITAL    CAPITALIZED     CASH        EQUITY        AMORTIZATIONS    BALANCE       CONTRI-
   LIMITED               JANUARY 01,     CONTRI-    ACQUISITION     DISTRI-     INCOME        OF CAPITALIZED   DECEMBER 31,  BUTIONS
PARTNERSHIPS                1995         BUTIONS    COSTS/FEES      BUTIONS     (LOSS)          ACQ.COSTS        1995        PAYABLE
------------           -------------     -------  -------------    ---------   ---------      --------------  ------------   ------
Ashville Equity        $   730,598      $ 14,000   $               $           $  (96,308)     $   (5,891)    $  642,399    $      0
Columbus Junction          107,181                                                (14,811)         (1,931)        90,439           0
Cottonwood Park          1,244,432                                   (38,420)         665          (8,012)     1,198,665           0
The Cottages I             185,001                                               (124,686)         (3,389)        56,926           0
Countryside              2,817,879                                   (89,300)    (173,702)        (11,362)     2,543,515           0
Eastridge Apartments       694,416                                                (66,339)         (2,987)       625,090           0
Edgewood Apartments      1,545,445                                    (2,000)     (90,039)         (5,834)     1,447,572           0
Fourth Street            1,995,615                                   (16,400)     (42,982)         (7,053)     1,929,180           0
Germantown Apartments    1,749,147                                   (11,286)    (128,909)         (6,811)     1,602,141           0
Great Basin
Associates                 501,869                                                (93,050)         (3,963)       404,856           0
Grimes Park Apartments      91,597                                                 (7,658)         (2,116)        81,823           0
Jamestown                  597,717                                    (3,600)     (53,502)         (3,322)       537,293           0
Jefferson Meadows
Apartments               1,241,765                                               (258,626)         (7,574)       975,565           0
Kentucky River
Apartments               1,066,016                                                (60,064)         (4,719)     1,001,233           0
Lincoln Grove              963,723                                   (20,405)     203,895          (4,527)     1,142,686           0
Meadowlakes
Apartments               1,473,438                                                (81,934)         (5,828)     1,385,676           0
Michigan Beach
Apartments               2,399,784       187,487         10,692                  (659,775)        (21,397)     1,916,791           0
Nickel River
(Wedgewood)
Apartments               1,078,815                                                (43,117)         (7,170)     1,028,528           0
Norwalk Park
Apartments                  88,994                                                 (6,174)         (1,416)        81,404           0
Oakview                    595,515                                                 84,287          (2,926)       676,876           0
Pam Apartments             395,107                                    (6,300)     (83,529)         (2,836)       302,442           0
Palm Springs View          880,636                                               (190,423)         (9,989)       680,224       1,081
Paramount Apartments       796,465                                               (159,534)         (8,467)       628,464           0
Parkwood Landing         2,272,439                                               (455,808)        (13,783)     1,802,848     355,904
Pensacola Affordable       563,644                                                (47,457)         (3,401)       512,786           0
Pineview Terrace           901,394                                               (160,195)         (6,197)       735,002           0
Quivera                  1,704,362                                   (42,002)    (406,554)        (11,045)     1,244,761           0
Rancho Del Mar           4,683,230          (211)                    (57,895)    (281,655)        (16,084)     4,327,385           0
Salem Park Apartments      905,794                                   (10,000)     (47,246)         (6,787)       841,761           0
Sheboygan Apartments       801,836                                                (74,544)         (3,549)       723,743           0
Sitka III Apartments       156,400                                    (1,223)     (33,407)         (1,905)       119,865           0
Soldotna (Northwood
Senior) Apartments         286,601                                    (1,698)     (24,845)         (1,900)       258,158           0
Torres De Plata II         417,154                                    (6,328)    (114,084)         (2,580)       294,162           0
Villa Real               2,992,410                                   (40,000)    (114,486)        (11,617)     2,826,307           0
Virginia Park Meadows    1,275,211                                               (293,581)         (7,268)       974,362           0
Wade Walton Apartments     461,848                                                (76,713)         (3,373)       381,762           0
Westbridge Apartments      194,487                                                (98,083)         (2,247)        94,157           0
Western (Ellis) Court       77,953                                                                (77,953)             0
Abandoned Properties
acquisition cost
                       -----------    ----------    -----------    ---------  -----------     -----------    -----------    --------
                       $40,935,918    $  201,276    $    10,692    $(346,857) $(4,374,973)    $  (309,209)   $36,116,847    $356,985
                       ===========    ==========    ===========    =========  ===========     ===========    ===========    ========

                                                                        SCHEDULE
                                                                     (Continued)


                        NATIONAL TAX CREDIT INVESTORS II
            INVESTMENTS IN, EQUITY IN EARNINGS OF, AND DISTRIBUTIONS
                   RECEIVED FROM LIMITED PARTNERSHIPS FOR THE
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


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

                        NATIONAL TAX CREDIT INVESTORS II
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                 OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS     SCHEDULE III
                               DECEMBER 31, 1997


                                                                    Buildings, Furnishings
                                                                        & Equipment
                                 Number    Outstanding                  Amount Carried
                                   of       Mortgage                     at Close of                        Accumulated
Partnership/Location             Units        Loan         Land             Period             Total        Depreciation
------------------------------------------------------------------------------------------------------------------------
Ashville Equity (Westview)         41         $977,202    $100,000         $1,774,617        $1,874,617       ($541,905)
  Ashville, OH
Columbus Junction Park             24          655,023      40,000            779,438           819,438        (166,709)
  Columbus Junction, IA
Cottages of North St. Paul         94        4,140,000     616,092          5,129,938         5,746,030      (1,020,730)
  North St. Paul, MN
Cottonwood Park                    90        1,454,349     194,154          2,637,861         2,832,015        (552,609)
  Colorado Springs, CO
Countryside Place                 180        4,660,562     450,000          8,101,618         8,551,618      (1,873,415)
  Howell Township, NJ
Eastridge Apartments               48          978,967      35,210          1,897,802         1,933,012        (255,017)
  St Clair, MO
Edgewood Apartments               108        1,814,824     157,500          3,894,252         4,051,752      (1,040,563)
  Rogers, AR
Fourth Street                      44        1,051,403     241,979          4,205,938         4,447,917        (899,178)
  Los Angeles, Ca
Germantown Apartments             132        2,602,839     210,000          4,585,517         4,795,517      (1,294,576)
  Conway, AR
Great Basin Associates             28          644,976     143,000          1,408,600         1,551,600        (338,125)
  Reno, NV
Grimes Park Apartments             16          462,648      50,000            517,413           567,413        (116,783)
  Grimes, IA
Jamestown Terrace                  56        2,886,236     298,000          3,444,289         3,742,289        (562,324)
  Jamestown, CA
Jefferson Meadows                  83        3,043,143      85,500          4,880,995         4,966,495      (1,408,482)
  Detroit, MI
Kentucky River                     42        1,021,711     149,000          2,002,100         2,151,100        (384,144)
  Winchester, KY
Lincoln Grove                     116          726,125     117,853          3,881,068         3,998,921        (700,777)
  Greensboro, NC
Meadowlakes                       108        1,574,154     136,352          3,886,681         4,023,033      (1,040,662)
  Searcy, AR
Michigan Beach                    240        8,402,559   2,173,970         14,358,480        16,532,450      (2,726,637)
  Chicago, IL
Nickel River (Wedgewood)          105        1,987,866     140,157          3,043,524         3,183,681        (616,486)
  LaCrosse, WI
Norwalk Park Apartments            16          432,304      50,600            474,265           524,865        (108,897)
  Norwalk, IA
Oakview Apartments                106        2,650,000      80,800          3,594,096         3,674,896        (798,482)
  Spartanburg, SC
Palm Springs View                 120        5,287,289     901,137          6,744,287         7,645,424      (1,505,786)
  Palm Springs, CA
Pam Apartments                     96        1,796,839      50,000          2,604,686         2,654,686      (1,101,994)
  Pampa, TX
Paramount Apartments               99        1,802,160      95,200          2,852,701         2,947,901        (744,281)
  Maple Heights, OH
Parkwood Landing                  204        4,568,114     720,238          9,226,496         9,946,734      (2,318,617)
  Huntsville, AL
Pensacola Affordable               56        1,403,931     251,630          1,845,425         2,097,055        (468,552)
  Pensacola, FL
Pineview Terrace                  120        1,657,934      82,264          2,788,915         2,871,179        (647,758)
  Katy, TX
Quivera                           289        4,057,605     100,000         12,172,522        12,272,522      (3,499,769)
  Lenexa, Tx
Rancho del Mar                    312        3,599,899      74,858          8,677,742         8,752,600      (2,011,867)
  Tucson, AZ
Salem Park Apartments             144        2,822,528     210,000          4,271,878         4,481,878      (1,409,924)
  Conway, AR
Sheboygan                          59        1,379,910      47,200          2,561,520         2,608,720        (717,848)
  Sheboygan, WI
Sitka III                          16        1,172,047      42,588          1,434,207         1,476,795        (389,837)
  Sitka, AK
Soldotna (Northwood Senior)        23        1,485,905      59,943          1,874,460         1,934,403        (320,149)
  Soldotna, AK
Torres de Plata II                 78        3,092,088     158,175          3,816,334         3,974,509        (967,915)
  Toa Alta, PR
Villa Real                        120        3,056,506     897,283          6,375,999         7,273,282      (1,249,465)
  Santa Fe, NM
Virginia Park Meadows              83        2,988,033      78,500          4,850,023         4,928,523      (1,376,054)
  Detroit, MI
Wade Walton Apartments            108        4,000,000     102,020          3,912,853         4,014,873        (776,181)
  Clarksdale, MI
Westbridge Apartments             112        2,785,000     201,468          3,064,426         3,265,894        (528,745)
  W. Columbia, SC
                              -----------------------------------------------------------------------------------------
                                3,716      $89,122,679  $9,542,671       $153,572,966      $163,115,637    ($36,481,243)
                              =========================================================================================

                                                                    SCHEDULE III
                                                                     (Continued)


                        NATIONAL TAX CREDIT INVESTORS II
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                           HELD BY LOCAL PARTNERSHIPS
                        IN WHICH NTCI-II HAS INVESTMENTS
                                DECEMBER 31, 1997


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

            3.    Investments in property and equipment:

                                                        Buildings,
                                                       Furnishings,
                                        Land             Equipment            Total
                                    ------------       ------------       ------------
Balance at January 1, 1995          $  9,540,173       $151,647,966       $161,188,139

Net additions during the year
ended December 31, 1995                    1,803            458,760            460,563
                                    ------------       ------------       ------------

Balance at December 31, 1995           9,541,976        152,106,726        161,648,702

Net additions during the year
ended December 31, 1996                     --               89,786             89,786
                                    ------------       ------------       ------------

Balance at December 31, 1996           9,541,976        152,196,512        161,738,488

Net additions during the year
ended December 31, 1997                      695          1,376,454          1,377,149
                                    ------------       ------------       ------------

Balance at December 31, 1997        $  9,542,671       $153,572,966       $163,115,637
                                    ============       ============       ============

                                                                    SCHEDULE III
                                                                     (Continued)


                        NATIONAL TAX CREDIT INVESTORS II
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                           HELD BY LOCAL PARTNERSHIPS
                        IN WHICH NTCI-II HAS INVESTMENTS
                                DECEMBER 31, 1997


                                              Buildings,
                                             Furnishings,
                                                And
                                              Equipment
                                             -----------
ACCUMULATED DEPRECIATION:

Balance at January 1, 1995                   $19,555,868

Net additions during
the year ended
December 31, 1995                              5,879,559
                                             -----------

Balance at December 31, 1995                  25,435,427

Net additions during
the year ended
December 31, 1996                              5,483,906
                                             -----------

Balance at December 31, 1996                  30,919,333

Net additions during
the year ended
December 31, 1997                              5,561,910
                                             -----------

Balance at December 31, 1997                 $36,481,243
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

CHARLES H. BOXENBAUM, 68, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

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

BRUCE E. NELSON, 46, President and a director of NAPICO.

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

ALAN I. CASDEN, 52, Chairman of The Casden Company, an affiliate of Casden Properties (formerly CoastFed Properties), a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

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

HENRY C. CASDEN, 54, President, Chief Operating Officer and Secretary of The Casden Company and a director and secretary of NAPICO.

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

BOB SCHAFER, 56, Senior Vice President and Corporate Controller.

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

PATRICIA W. TOY, 68, Senior Vice President - Communications and Assistant Secretary

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

MARK L. WALTHER, 37, Executive Vice President, General Counsel and Assistant Secretary.

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

NAPICO and several of its officers, directors and affiliates, including Charles
H. Boxenbaum, Bruce E. Nelson and Alan I. Casden, consented to the entry, on June 25, 1997, of an administrative cease and desist order by the U.S. Securities and Exchange Commission (the "Commission"), without admitting or denying any of the findings made by the Commission. The Commission found that NAPICO and others had violated certain federal securities laws in connection with transactions unrelated to the Partnership. The Commission's order did not impose any cost, burden or penalty on any partnership managed by NAPICO and does not impact NAPICO's ability to serve as the Partnership's Managing General Partner.

ITEM 11. MANAGEMENT RENUMERATION AND TRANSACTIONS:

National Tax Credit Investors II has no officers, employees, or directors. However, under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to the General Partner and Special Limited Partner for the following fees:

(a) An Acquisition Fee in the amount equal to 6.0 percent of the gross proceeds allocable to each of the Local Partnerships or Apartment complexes is payable to the General Partner and Special Limited Partner. Through December 31, 1997, acquisition fees of approximately $4,316,895 have been incurred and are included in the amount presented for Investments in Limited Partnerships.

(b) An annual Partnership management fee in an annual amount equal to 0.5 percent of invested assets (as defined) is payable to the General Partner and Special Limited Partner. For the years ended December 31, 1997, 1996 and 1995 $764,610, $764,607 and $764,607, respectively, has been incurred.

(c) A Property Disposition Fee is payable to the General Partner in an amount equal to the lesser of (i) one-half of the competitive real estate commission that would have been charged by unaffiliated third parties providing comparable services in the area where the Apartment Complex is located, or (ii) 3 percent of the sale price received in connection with the sale or disposition of the Apartment Complex or Local Partnership Interest, but in no event will the Property Disposition Fee and all amounts payable to unaffiliated real estate brokers in connection with any such sale exceed in the aggregate the lesser of the competitive rate (as described above) or 6 percent of such sale price. Receipt of the Property Disposition Fee will be subordinated to the distribution of Sale or Refinancing Proceeds by the Partnership until the Limited Partners have received distributions of Sale or Refinancing Proceeds in an aggregate amount equal to (i) their 6 percent Priority Return for any year not theretofore satisfied and (ii) an amount equal to the aggregate adjusted investment (as defined) of the limited partners. No disposition fees have been paid.

(d) The Partnership reimburses certain expenses to the General Partner. For the years ended December 31, 1997, 1996 and 1995, $42,085, $41,991,
      $38,700, respectively, has been paid.

(e) An affiliate of the General Partner is responsible for the on-site property management for four Local Partnerships. The Local Partnerships paid the affiliate property management fees of $122,740, $131,023 and $117,827 in 1997, 1996 and 1995, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

(a)   Security Ownership of Certain Beneficial Owners

      The General Partner owns all of the outstanding general partnership interests of NTCI-II; no person is known to own beneficially in excess of 5 percent of the outstanding limited partnership interests.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

FINANCIAL STATEMENTS

Report of Independent Public Accountants.

Balance Sheets as of December 31, 1997 and 1996.

Statements of Operations for the years ended December 31, 1997, 1996 and 1995.

Statements of Partners' Equity (Deficiency) for the years ended December 31, 1997, 1996 and 1995.

Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

Notes to Financial Statements.

FINANCIAL STATEMENT SCHEDULES
APPLICABLE TO THE LIMITED PARTNERSHIPS IN WHICH NTCI-II HAS INVESTMENTS:

Schedule - Investments in Limited Partnerships, December 31, 1997, 1996 and
1995.

Schedule III - Real Estate and Accumulated Depreciation, December 31, 1997.

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

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the year ended December 31, 1997.

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


NATIONAL TAX CREDIT INVESTORS II

By:  NATIONAL PARTNERSHIP INVESTMENTS CORP.
     The General Partner


/S/ CHARLES H. BOXENBAUM
-----------------------------------------
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer


/S/ BRUCE E. NELSON
-----------------------------------------
Bruce E. Nelson
Director and President


/S/ ALAN I. CASDEN
-----------------------------------------
Alan I. Casden
Director


/S/ HENRY C. CASDEN
-----------------------------------------
Henry C. Casden
Director


/S/ BOB E. SCHAFER
-----------------------------------------
Bob E. Schafer
Senior Vice President of Finance