Form 10-Q
period 1998-03-31
NATIONAL TAX CREDIT INVESTORS II
filed 1998-05-20
CIK 859921

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended MARCH 31, 1998

                         Commission File Number 0-20610

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

                                   Yes X No___

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998




PART I.  FINANCIAL INFORMATION
       Item 1.  Financial Statements

              Balance Sheets, March 31, 1998 and December 31, 1997 ......      1

              Statements of Operations
                     Three Months Ended March 31, 1998 and 1997 .........      2

              Statement of Partners' Equity (Deficiency),
                    Three Months Ended March 31, 1998 ...................      3

              Statements of Cash Flows
                    Three Months Ended March 31, 1998 and 1997 ..........      4

              Notes to Financial Statements .............................      5

       Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations .................     11


PART II.  OTHER INFORMATION

       Item 1.  Legal Proceedings .......................................     14

       Item 6.  Exhibits and Reports on Form 8-K ........................     15

       Signatures .......................................................     16


                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      MARCH 31, 1998 AND DECEMBER 31, 1997

                           ASSETS

                                                           1998             1997
                                                        (Unaudited)       (Audited)
                                                        -----------      -----------
INVESTMENTS IN LIMITED PARTNERSHIPS
         (Notes 1 and 2)                                $24,778,878      $25,724,722

CASH AND CASH EQUIVALENTS (Note 1)                          278,373          216,939

OTHER ASSETS                                                 30,269           30,269

RESTRICTED CASH (Note 3)                                    224,710          222,007
                                                        -----------      -----------

     TOTAL ASSETS                                       $25,312,230      $26,193,937
                                                        ===========      ===========


                  LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
Accrued fees due to partners (Notes 5 and 7)            $ 2,258,138      $ 2,066,985
Capital contributions payable (Note 4)                      356,985          356,985
Accounts payable and accrued expenses                        57,627           67,548
                                                        -----------      -----------
                                                          2,672,750        2,491,518
                                                        -----------      -----------

CONTINGENCIES (Note 6)

PARTNERS' EQUITY                                         22,639,480       23,702,419
                                                        -----------      -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY                  $25,312,230      $26,193,937
                                                        ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)

                                                 1998              1997
                                              -----------       -----------
INTEREST INCOME                               $     6,351       $     4,276
                                              -----------       -----------

OPERATING EXPENSES:
     Management fees - partners (Note 5)          191,153           191,152
     General and administrative (Note 5)           20,807            42,064
     Legal and accounting                          38,330            59,421
                                              -----------       -----------

            Total operating expenses              250,290           292,637
                                              -----------       -----------

LOSS FROM PARTNERSHIP OPERATIONS                 (243,939)         (288,361)

EQUITY IN LOSS OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ACQUISITION COSTS (Note 2)               (819,000)         (949,000)
                                              -----------       -----------

NET LOSS                                      $(1,062,939)      $(1,237,361)
                                              ===========       ===========

NET LOSS PER LIMITED
     PARTNERSHIP INTEREST (Note 1)            $       (15)      $       (17)
                                              ===========       ===========



   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)



                                             General            Limited
                                             Partners           Partners            Total
                                           ------------       ------------       ------------
PARTNERSHIP INTERESTS                                               72,404
                                                              ============


PARTNERS' EQUITY (DEFICIENCY),
               January 1, 1998             $   (391,900)      $ 24,094,319       $ 23,702,419

        Net loss for the three months
          ended March 31, 1998                  (10,629)        (1,052,310)        (1,062,939)
                                           ------------       ------------       ------------

PARTNERS' EQUITY (DEFICIENCY),
                March 31, 1998             $   (402,529)      $ 23,042,009       $ 22,639,480
                                           ============       ============       ============


   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)

                                                                       1998              1997
                                                                   -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                     $(1,062,939)      $(1,237,361)
      Adjustments to reconcile net loss to net cash
      used in operating activities:
      Equity in loss of limited partnerships
      and amortization of acquisition costs                            819,000           949,000
        Increase (decrease) in:
      Accounts payable and accrued expenses                             (9,921)           50,158
      Accrued fees due to partners                                     191,153           191,152
                                                                   -----------       -----------

      Net cash used in operating activities                            (62,707)          (47,051)
                                                                   -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Distributions from limited partnerships recognized as a          126,844           138,790
              return of capital
      Increase in restricted cash                                       (2,703)           (1,843)
                                                                   -----------       -----------

      Net cash provided by investing activities                        124,141           136,947
                                                                   -----------       -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               61,434            89,896

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         216,939           147,870
                                                                   -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $   278,373       $   237,766
                                                                   ===========       ===========




   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1998

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          GENERAL

          The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 1997 prepared by National Tax Credit Investors II (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

          In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and the results of operations and changes in cash flows for the three months then ended.

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

                                 MARCH 31, 1998


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

          At March 31, 1998, the Local Partnerships own residential projects consisting of 3,716 apartment units.

          The Partnership, as a limited partner, is generally entitled to 99 percent of the operating profits and losses of the Local Partnerships. National Tax Credit, Inc. II ("NTC-II") an affiliate of the General Partner, serves either as a special limited partner or non-managing administrative general partner in which case it receives .01 percent of operating profits

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1998



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

          The following is a summary of the investments in Local Partnerships for the three months ended March 31, 1998:

               Balance, beginning of period                             $25,724,722
               Equity in losses of limited partnerships                    (771,000)
               Distributions recognized as a return of capital             (126,844)
               Amortization of capitalized acquisition costs and fees       (48,000)
                                                                        -----------
               Balance, end of period                                   $24,778,878
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

                                 MARCH 31, 1998


NOTE 5 - RELATED-PARTY TRANSACTIONS

          Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner and the Special Limited Partner for the following fees:

          (a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner and Special Limited Partner. For the three months ended March 31, 1998 and 1997, approximately $191,000 has been expensed. The unpaid balance at March 31, 1998 is approximately $2,258,000.

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

          (c) The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $0 and $10,100, respectively, for the three months ended March 31, 1998 and 1997, and is included in general and administrative expenses.

          NTC II is the Local Operating General Partner in four of the Partnership's 37 Local Partnerships. In addition, NTC II is either a special limited partner or an administrative general partner in each Local Partnership.

          An affiliate of the General Partner is currently managing four properties owned by Local Partnerships. The Local Partnerships pay the affiliate property management fees in the amount of 5 percent of their gross rental revenues and data processing fees. The amounts paid were approximately $39,000 and $32,700 for the three months ended March 31, 1998 and 1997, respectively.

NOTE 6 - CONTINGENCIES

          The General Partner of the Partnership is involved in various lawsuits arising from transactions in the ordinary course of business. In addition, the Partnership was involved in the following lawsuit. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

          Michigan Beach/City of Chicago Litigation: On June 19, 1991, the City of Chicago ("Chicago") commenced an action in the Circuit Court of Cook County, Illinois (the "Chicago Litigation") against the unaffiliated local operating general partner, certain of its affiliates, the Michigan Beach Limited Partnership, National Tax Credit Investors II ("NTCI-II"), National Tax Credit Inc. II ("NTC-II"), as the limited and administrative general partner, respectively, of the Michigan

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1998



NOTE 6 - CONTINGENCIES (CONTINUED)

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

          The Michigan Beach Limited Partnership is vigorously prosecuting its counterclaim against the City. The parties have completed discovery and Chicago has filed a motion for summary judgment with respect to those claims. At the present time, legal counsel for the local partnership is unable to predict the outcome of this litigation. The Partnership's investment in Michigan Beach Limited Partnership is zero.

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

                                 MARCH 31, 1998


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

                                 MARCH 31, 1998


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

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                 MARCH 31, 1998


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

          Operating expenses consist primarily of recurring general and administrative expenses and professional fees for services rendered to the Partnership. In addition, an annual partnership management fee in an amount equal to 0.5 percent of invested assets is payable to the General Partner and Special Limited Partner. The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of Partnership affairs. The decrease in legal and accounting fees is due to legal fees related to the Michigan Beach litigation and various securities matters.

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

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1998


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

          RESULTS OF OPERATIONS (CONTINUED)

          outstanding loan balance was paid primarily with the Partnership's investment of the second and third capital contributions (approximately $1,200,000 and $400,000, respectively), with the remainder being funded by the Local Operating General Partner. Pursuant to a letter agreement dated October 13, 1994 between the Partnership and the Local Operating General Partner, the third capital contribution was advanced in order to facilitate the funding of the permanent loan. This advance capital contribution bears interest at the prime rate plus 2 percent per annum, and the interest is due and payable upon the attainment of Rental Achievement. In consideration of the Partnership's advance of the third capital contribution, the local general partner agreed to redefine the benchmarks of the fourth and final capital contribution of $355,909 so as to be payable in two separate installments. The final capital contribution shall now be payable in two installments: (a) $100,000 upon the attainment of breakeven operations and 95 percent occupancy for six consecutive months, as defined in the letter agreement, and (b) $255,909 upon an additional three months of breakeven operations and 95 percent occupancy. In addition, the management agent, which is an affiliate of the Local Operating General Partner, shall subordinate its property management fees in the event the project operates at a deficit during the guaranty period. As of March 31, 1998, Rental Achievement has not been attained and the interest on the capital contributions has not yet been received or accrued by the Partnership.

          The Michigan Beach property, a 240-unit apartment complex located in Chicago, Illinois, is operating at a substantial deficit. The deficit is attributable to a soft local rental market, high leverage and deferred maintenance. In November 1996, the local partnership ceased making payments on its first mortgage, and has commenced negotiations with the lender and the U.S. Department of Housing and Urban Development, who insures the loan, in order to cure the default. The loan is in default and negotiation of the loan workout is still in progress. As a result of the above and the legal proceedings discussed in Part II, the carrying value of the investment of $1,117,893 was written off in 1996.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1998


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

The Michigan Beach Limited Partnership is vigorously prosecuting its counterclaim against the City. The parties have completed discovery and Chicago has filed a motion for summary judgment with respect to those claims. At the present time, legal counsel for the local partnership is unable to predict the outcome of this litigation. The Partnership's investment in Michigan Beach Limited Partnership was written off in 1996.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1998


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) No exhibits are required per the provision of Item 1 of regulation S-K.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1998

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


                                      NATIONAL TAX CREDIT INVESTORS II
                                      (a California limited partnership)


                                      By: National Partnership Investments Corp.
                                          General Partner


                                      /s/ BRUCE NELSON
                                          --------------------------------------
                                          Bruce Nelson
                                          President


                                      Date:            May 18, 1998
                                          --------------------------------------


                                      /s/ CHARLES H. BOXENBAUM
                                          --------------------------------------
                                          Charles H. Boxenbaum
                                          Chief Executive Officer


                                      Date:            May 18, 1998
                                          --------------------------------------