Form 10-Q
period 1998-06-30
NATIONAL TAX CREDIT INVESTORS II
filed 1998-08-18
CIK 859921

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the Quarterly Period Ended JUNE 30, 1998

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1998


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                 Balance Sheets, June 30, 1998 and December 31, 1997..........................................1

                 Statements of Operations
                          Six and Three Months Ended June 30, 1998 and 1997...................................2

                 Statement of Partners' Equity (Deficiency),
                         Six Months Ended June 30, 1998.......................................................3

                 Statements of Cash Flows
                         Six Months Ended June 30, 1998 and 1997..............................................4

                 Notes to Financial Statements ...............................................................5

         Item 2.  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations ................................................11


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings..........................................................................14

         Item 6.  Exhibits and Reports on Form 8-K ..........................................................15

         Signatures .........................................................................................16

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                       JUNE 30, 1998 AND DECEMBER 31, 1997

                                     ASSETS

                                                                  1998
                                                               (Unaudited)            1997
                                                               -----------        -----------
        INVESTMENTS IN LIMITED PARTNERSHIPS
              (Notes 1 and 2)                                  $23,642,078        $25,724,722

        CASH AND CASH EQUIVALENTS (Note 1)                         527,328            216,939

          OTHER ASSETS                                              57,269             30,269

        RESTRICTED CASH (Note 3)                                   227,453            222,007
                                                               -----------        -----------

          TOTAL ASSETS                                         $24,454,128        $26,193,937
                                                               ===========        ===========


                       LIABILITIES AND PARTNERS' EQUITY

          LIABILITIES:
        Accrued fees due to partners (Notes 5 and 7)           $ 2,449,291        $ 2,066,985
        Capital contributions payable (Note 4)                     356,985            356,985
        Accounts payable and accrued expenses                      101,728             67,548
                                                               -----------        -----------
                                                                 2,908,004          2,491,518
                                                               -----------        -----------

        CONTINGENCIES (Note 6)

        PARTNERS' EQUITY                                        21,546,124         23,702,419
                                                               -----------        -----------

        TOTAL LIABILITIES AND PARTNERS' EQUITY                 $24,454,128        $26,193,937
                                                               ===========        ===========



   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                SIX AND THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)


                                                  Six months           Three months          Six months           Three months
                                                    ended                 ended                 ended                 ended
                                                June 30, 1998         June 30, 1998         June 30, 1997         June 30, 1997
                                                -------------         -------------         -------------         -------------
INTEREST INCOME                                 $      14,659         $       8,308         $       9,821         $       5,545
                                                -------------         -------------         -------------         -------------

OPERATING EXPENSES:
     Management fees - partners (Note 5)              382,306               191,153               382,304               191,153
     General and administrative (Note 5)               55,397                34,590                73,680                31,616
     Legal and accounting                              95,251                56,921                92,320                32,899
                                                -------------         -------------         -------------         -------------

          Total operating expenses                    532,954               282,664               548,304               255,668
                                                -------------         -------------         -------------         -------------

LOSS FROM PARTNERSHIP OPERATIONS                     (518,295)             (274,356)             (538,483)             (250,123)

EQUITY IN LOSS OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ACQUISITION COSTS (Note 2)                 (1,638,000)             (819,000)           (1,898,000)             (949,000)
                                                -------------         -------------         -------------         -------------

NET LOSS                                        $  (2,156,295)        $  (1,093,356)        $  (2,436,483)        $  (1,199,123)
                                                =============         =============         =============         =============

NET LOSS PER LIMITED
     PARTNERSHIP INTEREST (Note 1)              $         (29)        $         (15)        $         (33)        $         (16)
                                                =============         =============         =============         =============



   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                         SIX MONTHS ENDED JUNE 30, 1998
                                   (Unaudited)


                                            General              Limited
                                            Partners             Partners              Total
                                          ------------         ------------         ------------

PARTNERSHIP INTERESTS                                                72,404
                                                               ============

PARTNERS' EQUITY (DEFICIENCY),
            January 1, 1998               $   (391,900)        $ 24,094,319         $ 23,702,419

       Net loss for the six months
        ended June 30, 1998                    (21,563)          (2,134,732)          (2,156,295)
                                          ------------         ------------         ------------

PARTNERS' EQUITY (DEFICIENCY),
              June 30, 1998               $   (413,462)        $ 21,959,586         $ 21,546,124
                                          ============         ============         ============



   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)

                                                                   1998                1997
                                                               -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                  $(2,156,295)        $(2,436,483)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
        Equity in loss of limited partnerships
          and amortization of acquisition costs                  1,638,000           1,898,000
        Increase in other assets                                   (27,000)                 --
        Increase in restricted cash                                 (5,446)             (4,423)
        Increase (decrease) in:
          Accounts payable and accrued expenses                     34,180             (28,476)
          Accrued fees due to partners                             382,306             382,304
                                                               -----------         -----------

        Net cash used in operating activities                     (134,255)           (189,078)
                                                               -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in limited partnerships:
      Capital contributions                                             --              (6,063)
     Distributions from limited partnerships recognized
      as a return of capital                                       444,644             198,673
                                                               -----------         -----------

     Net cash provided by investing activities                     444,644             192,610
                                                               -----------         -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          310,389               3,532

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     216,939             147,870
                                                               -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $   527,328         $   151,402
                                                               ===========         ===========



   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1998

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

    In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998 and the results of operations for the six and three months then ended and changes in cash flows for the six months then ended.

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

                                  JUNE 30, 1998


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

    At June 30, 1998, the Local Partnerships own residential projects consisting of 3,716 apartment units.

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

                                  JUNE 30, 1998


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

    The following is a summary of the investments in Local Partnerships for the six months ended June 30, 1998:

                                                                         1997
                                                                    ------------
      Balance, beginning of period                                  $ 25,724,722
      Equity in losses of limited partnerships                        (1,542,000)
      Distributions recognized as a return of capital                   (444,644)
      Amortization of capitalized acquisition costs and fees             (96,000)
                                                                    ------------

      Balance, end of period                                        $ 23,642,078
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

                                  JUNE 30, 1998


NOTE 5 - RELATED-PARTY TRANSACTIONS

    Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner and the Special Limited Partner for the following fees:

    (a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner and Special Limited Partner. For the six months ended June 30, 1998 and 1997, approximately $382,000 has been expensed. The unpaid balance at June 30, 1998 is approximately $2,449,000.

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

    (c) The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $0 and $21,000, respectively, for the six months ended June 30, 1998 and 1997, and is included in general and administrative expenses.

    NTC II is the Local Operating General Partner in four of the Partnership's 37 Local Partnerships. In addition, NTC II is either a special limited partner or an administrative general partner in each Local Partnership.

    An affiliate of the General Partner is currently managing four properties owned by Local Partnerships. The Local Partnerships pay the affiliate property management fees in the amount of 5 percent of their gross rental revenues and data processing fees. The amounts paid were approximately $78,400 and $60,200 for the six months ended June 30, 1998 and 1997, respectively.

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

                                  JUNE 30, 1998


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

                                  JUNE 30, 1998


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

                                  JUNE 30, 1998


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

                                  JUNE 30, 1998


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

                                  JUNE 30, 1998


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    RESULTS OF OPERATIONS (CONTINUED)

    outstanding loan balance was paid primarily with the Partnership's investment of the second and third capital contributions (approximately $1,200,000 and $400,000, respectively), with the remainder being funded by the Local Operating General Partner. Pursuant to a letter agreement dated October 13, 1994 between the Partnership and the Local Operating General Partner, the third capital contribution was advanced in order to facilitate the funding of the permanent loan. This advance capital contribution bears interest at the prime rate plus 2 percent per annum, and the interest is due and payable upon the attainment of Rental Achievement. However, interest is waived on the loan upon the achievement of breakeven. In consideration of the Partnership's advance of the third capital contribution, the Local Operating General Partner agreed to redefine the benchmarks of the fourth and final capital contribution of $355,909 so as to be payable in two separate installments. The final capital contribution shall now be payable in two installments: (a) $100,000 upon the attainment of breakeven operations and 95 percent occupancy for three consecutive months, as defined in the letter agreement, and (b) $255,909 upon six months of breakeven operations and 95 percent occupancy. In addition, the management agent, which is an affiliate of the Local Operating General Partner, shall subordinate its property management fees in the event the project operates at a deficit during the guaranty period.

    On May 28, 1998, the Partnership and National Tax Credit, Inc., II were served with a Complaint filed on April 27, 1998 by Parkwood Landing Local Partnership in the Superior Court of Fulton County, State of Georgia. Parkwood Landing Local Partnership alleges in the Complaint that Rental Achievement has been obtained and that the third and fourth capital contributions are due and payable. The Complaint further alleges interest due on the third capital contribution is waived retroactively to the date of the advance. The Complaint alleges that since the Partnership failed to make the third and fourth capital contribution, National Tax Credit, Inc., II should be removed as Administrative General Partner. Parkwood Landing Local Partnership has asked the court to declare that National Tax Credit, Inc., II is no longer the Administrative General Partner. The Complaint further requests the court to declare that Parkwood Landing Local Partnership has attained Rental Achievement and the third and fourth capital contributions are due. Parkwood Landing Local Partnership further asks the court to declare that interest on the third capital contribution is waived. As of June 30, 1998, interest on the third capital contribution has not been received or accrued by the Partnership. On July 31, 1998, the Partnership and National Tax Credit, Inc., II answered the Complaint denying that Rental Achievement has been attained, that interest on the third capital contribution should not be waived and that National Tax Credit, Inc., II should continue as Administrative General Partner.

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

                                  JUNE 30, 1998


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

                                  JUNE 30, 1998


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  No exhibits are required per the provision of Item 1 of regulation S-K.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1998


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


                                     NATIONAL TAX CREDIT INVESTORS II
                                     (a California limited partnership)


                                     By:  National Partnership Investments Corp.
                                          General Partner


                                          /s/ BRUCE NELSON
                                          --------------------------------------
                                          Bruce Nelson
                                          President


                                    Date:  8/14/98
                                          --------------------------------------

                                          /s/ CHARLES H. BOXENBAUM
                                          --------------------------------------
                                          Charles H. Boxenbaum
                                          Chief Executive Officer


                                    Date:  8/14/98
                                          --------------------------------------