Form 10-Q
period 1998-09-30
NATIONAL TAX CREDIT INVESTORS II
filed 1998-11-20
CIK 859921

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 1998

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998



PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets, September 30, 1998 and December 31, 1997...........................   1

                  Statements of Operations
                          Nine and Three Months Ended September 30, 1998 and 1997 ...................   2

                  Statement of Partners' Equity (Deficiency),
                          Nine Months Ended September 30, 1998.......................................   3

                  Statements of Cash Flows
                          Nine Months Ended September 30, 1998 and 1997..............................   4

                  Notes to Financial Statements .....................................................   5

         Item 2.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations ......................................    11


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings................................................................     13

         Item 6.  Exhibits and Reports on Form 8-K ................................................     13

         Signatures ...............................................................................     14

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                     ASSETS


                                                            1998                  1997
                                                         (Unaudited)            (Audited)
                                                         -----------          -----------
INVESTMENTS IN LIMITED PARTNERSHIPS
      (Notes 1 and 2)                                    $22,734,677          $25,724,722

CASH AND CASH EQUIVALENTS (Note 1)                           528,091              216,939

OTHER ASSETS                                                  72,769               30,269

RESTRICTED CASH (Note 3)                                     230,284              222,007
                                                         -----------          -----------

  TOTAL ASSETS                                           $23,565,821          $26,193,937
                                                         ===========          ===========


                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
  Accrued fees due to partners (Notes 5 and 7)           $ 2,640,444          $ 2,066,985
  Capital contributions payable (Note 4)                     356,985              356,985
  Accounts payable and accrued expenses                       79,780               67,548
                                                         -----------          -----------
                                                           3,077,209            2,491,518
                                                         -----------          -----------

CONTINGENCIES (Note 6)

PARTNERS' EQUITY                                          20,488,612           23,702,419
                                                         -----------          -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY                   $23,565,821          $26,193,937
                                                         ===========          ===========



   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)



                                                  Nine months          Three months           Nine months          Three months
                                                     ended                 ended                 ended                 ended
                                                 Sept. 30, 1998        Sept. 30, 1998       Sept. 30, 1997        Sept. 30, 1997
                                                 --------------        --------------       --------------        --------------
INTEREST INCOME                                   $    24,950           $    10,291           $    15,817           $     5,996
                                                  -----------           -----------           -----------           -----------

OPERATING EXPENSES:
     Management fees - partners (Note 5)              573,459               191,153               573,457               191,153
     General and administrative (Note 5)               72,094                16,697               111,519                37,838
     Legal and accounting                             136,204                40,953               109,889                17,569
                                                  -----------           -----------           -----------           -----------

          Total operating expenses                    781,757               248,803               794,865               246,560
                                                  -----------           -----------           -----------           -----------

LOSS FROM PARTNERSHIP OPERATIONS                     (756,807)             (238,512)             (779,048)             (240,564)

EQUITY IN LOSS OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ACQUISITION COSTS (Note 2)                 (2,457,000)             (819,000)           (2,847,000)             (949,000)
                                                  -----------           -----------           -----------           -----------

NET LOSS                                          $(3,213,807)          $(1,057,512)          $(3,626,048)          $(1,189,564)
                                                  ===========           ===========           ===========           ===========

NET LOSS PER LIMITED
     PARTNERSHIP INTEREST (Note 1)                $       (44)          $       (14)          $       (50)          $       (16)
                                                  ===========           ===========           ===========           ===========



   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (Unaudited)



                                                General               Limited
                                               Partners               Partners                 Total
                                             ------------           ------------           ------------
PARTNERSHIP INTERESTS                                                     72,404
                                                                    ============


PARTNERS' EQUITY (DEFICIENCY),
            January 1, 1998                  $   (391,900)          $ 24,094,319           $ 23,702,419

       Net loss for the nine months
       ended September 30, 1998                   (32,138)            (3,181,669)            (3,213,807)
                                             ------------           ------------           ------------

PARTNERS' EQUITY (DEFICIENCY),
         September 30, 1998                  $   (424,038)          $ 20,912,650           $ 20,488,612
                                             ============           ============           ============



   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


                                                                     1998                  1997
                                                                 -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
                   Net loss                                      $(3,213,807)          $(3,626,048)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
     Equity in loss of limited partnerships
     and amortization of acquisition costs                         2,457,000             2,847,000
     Increase in other assets                                        (42,500)                   --
     Increase in restricted cash                                      (8,277)               (7,108)
     Increase (decrease) in:
     Accounts payable and accrued expenses                            12,232               (30,532)
     Accrued fees due to partners                                    573,459               573,457
                                                                 -----------           -----------

     Net cash used in operating activities                          (221,893)             (243,231)
                                                                 -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in limited partnerships:
      Capital contributions                                               --               (14,732)
     Distributions from limited partnerships recognized
     as a return of capital                                          533,045               338,506
                                                                 -----------           -----------

     Net cash provided by investing activities                       533,045               323,774
                                                                 -----------           -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                            311,152                80,543

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       216,939               147,870
                                                                 -----------           -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $   528,091           $   228,413
                                                                 ===========           ===========



   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

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

    In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998 and the results of operations for the six and three months then ended and changes in cash flows for the six months then ended.

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

                               SEPTEMBER 30, 1998


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

    At September 30, 1998, the Local Partnerships own residential projects consisting of 3,716 apartment units.

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

                               SEPTEMBER 30, 1998


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

    The following is a summary of the investments in Local Partnerships for the nine months ended September 30, 1998:

          Balance, beginning of period                                    $ 25,724,722
          Equity in losses of limited partnerships                          (2,313,000)
          Distributions recognized as a return of capital                     (533,045)
          Amortization of capitalized acquisition costs and fees              (144,000)
                                                                          ------------

          Balance, end of period                                          $ 22,734,677
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

                               SEPTEMBER 30, 1998


NOTE 5 - RELATED-PARTY TRANSACTIONS

    Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner and the Special Limited Partner for the following fees:

    (a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner and Special Limited Partner. For the six months ended September 30, 1998 and 1997, approximately $573,000 has been expensed. The unpaid balance at September 30, 1998 is approximately $2,640,000.

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

    (c) The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $0 and $31,000, respectively, for the nine months ended September 30, 1998 and 1997, and is included in general and administrative expenses.

    NTC II is the Local Operating General Partner in four of the Partnership's 37 Local Partnerships. In addition, NTC II is either a special limited partner or an administrative general partner in each Local Partnership.

    An affiliate of the General Partner is currently managing four properties owned by Local Partnerships. The Local Partnerships pay the affiliate property management fees in the amount of 5 percent of their gross rental revenues and data processing fees. The amounts paid were approximately $120,600 and $90,700 for the nine months ended September 30, 1998 and 1997, respectively.

NOTE 6 - CONTINGENCIES

    The General Partner of the Partnership is involved in various lawsuits arising from transactions in the ordinary course of business. In addition, the Partnership was involved in the following lawsuit. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

    Michigan Beach/City of Chicago Litigation: As previously reported, on June 19, 1991, the City of Chicago ("Chicago") commenced an action in the Circuit Court of Cook County, Illinois (the "Chicago Litigation") against the unaffiliated local operating general partner, certain of its affiliates, the Michigan Beach Limited Partnership ("Michigan Beach"),

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998


NOTE 6 - CONTINGENCIES (CONTINUED)

    National Tax Credit Investors II ("NTCI-II"), National Tax Credit Inc. II ("NTC-II"), as the limited and administrative general partner, respectively, of the Michigan Beach Limited Partnership, and certain other defendants, including the Government National Mortgage Association ("GNMA"). On May 8, 1992, the Circuit Court of Cook County entered an order dismissing Counts I-V as against all defendants. On January 26, 1993, the Illinois Appellate Court affirmed the order dismissing all the claims asserted against NTCI-II and NTC-II. In October 1998, Chicago and Michigan Beach entered into a settlement whereby the City agreed to the modification of Michigan Beach's senior mortgage and the parties released each other from the claims asserted or which could have been asserted in the action. The case was dismissed on November 4, 1998.

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

                               SEPTEMBER 30, 1998


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

    The Partnership does not have the ability to assess Limited Partners for additional capital contributions to provide capital if needed by the Partnership or Local Partnerships. Accordingly, if circumstances arise that cause the Local Partnerships to require capital in addition to that contributed by the Partnership and any equity of the local general partners, the only sources from which such capital needs will be able to be satisfied (other than the limited reserves available at the Partnership level) will be
    (i) third-party debt financing (which may not be available if, as expected, the Apartment Complexes owned by the Local Partnerships are already substantially leveraged), (ii) other equity sources (which could reduce the amount of Tax Credits being allocated to the Partnership, adversely affect the Partnership's interest in operating cash flow and/or proceeds of sale or refinancing of the Apartment Complexes and possibly even result in adverse tax consequences to the Limited Partners), or (iii) the sale or disposition of Apartment Complexes. There can be no assurance that any of such sources would be readily available in sufficient proportions to fund the capital requirements of the Local Partnerships. If such sources are not available, the Local Partnerships would risk foreclosure on their Apartment Complexes if they were unable to renegotiate the terms of their first mortgages and any other debt secured by the Apartment Complexes, which would have significant adverse tax consequences to the Limited Partners.

    Reserves of the Partnership and reserves of the Local Partnerships may be increased or decreased from time to time by the General Partner or the local general partner, as the case may be, in order to meet anticipated costs and expenses. The amount of cash flow available for distributions and/or sale as refinancing proceeds, if any, which is available for distribution to the Limited Partners may be affected accordingly.

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

                               SEPTEMBER 30, 1998



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    RESULTS OF OPERATIONS (CONTINUED)

    The Villa Real Local Partnership admitted an additional limited partner and conveyed to it substantially all of NTCI-II's interest in order to provide additional capital necessary to restructure, among others, the Michigan Beach Local Partner and to pay outstanding capital contributions.

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

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                               SEPTEMBER 30, 1998


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

                               SEPTEMBER 30, 1998



PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

 NTCI-II's General Partner is involved in various lawsuits. In addition, the Partnership is involved in the following lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, these claims will not result in any material liability to the Partnership.

 Michigan Beach/City of Chicago Litigation: As previously reported, on June 19, 1991, the City of Chicago ("Chicago") commenced an action in the Circuit Court of Cook County, Illinois (the "Chicago Litigation") against the unaffiliated local operating general partner, certain of its affiliates, the Michigan Beach Limited Partnership ("Michigan Beach"), National Tax Credit Investors II ("NTCI-II"), National Tax Credit Inc. II ("NTC-II"), as the limited and administrative general partner, respectively, of the Michigan Beach Limited Partnership, and certain other defendants, including the Government National Mortgage Association ("GNMA"). On May 8, 1992, the Circuit Court of Cook County entered an order dismissing Counts I-V as against all defendants. On January 26, 1993, the Illinois Appellate Court affirmed the order dismissing all the claims asserted against NTCI-II and NTC-II. In October 1998, Chicago and Michigan Beach entered into a settlement whereby the City agreed to the modification of Michigan Beach's senior mortgage and the parties released each other from the claims asserted or which could have been asserted in the action. The case was dismissed on November 4, 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 A report 8-K relating to an unsolicited offer was filed with the Securities and Exchange Commission during the quarter ended September 30, 1998.

 On March 15, 1998 Bond Purchase, L.L.C. (the "Buyer") made an unsolicited tender offer to buy units of limited partnership interests (the "Units") in the Partnership for a price of $105 per Unit. The Buyer did not contact the General Partner prior to commencing its tender offer. By letter dated April 18, 1998, the General Partner advised limited partners that it had determined not to take a position with respect to the tender offer but cautioned limited partners to consider certain items before determining whether to tender their Units to the Buyer. A copy of the letter from the Buyer is attached as an Exhibit to this form 10-Q.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                               SEPTEMBER 30, 1998


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




                                   NATIONAL TAX CREDIT INVESTORS II
                                   (A CALIFORNIA LIMITED PARTNERSHIP)



                                   By: National Partnership Investments Corp. General Partner

                                          /s/ PAUL PATIERNO
                                          --------------------------------------
                                          Paul Patierno
                                          Chief Financial Officer

                                   Date:
                                          --------------------------------------

                                          /s/ CHARLES BOXENBAUM
                                          --------------------------------------
                                          Charles Boxenbaum
                                          Chief Executive Officer


                                   Date:
                                          --------------------------------------

BOND PURCHASE L.L.C.
P.O..Box 26730
Kansas City, MO 64196

March 15, 1998

To the Holders of Limited Partnership Interests in National Tax Credit Investors II.

RE:  OFFER TO PURCHASE LIMITED PARTNERSHIP INTERESTS FOR $105.00

Dear Investor:

     We are offering you an opportunity to sell your limited partnership interests (the "Units") in National Tax Credit Investors II (the "Partnership") for cash in the amount of $105.00 per Unit (which amount will be reduced by any cash distributions declared by the Partnership after the date of this letter). Our offer provides you with an opportunity to sell your Units now without the costly transfer fees and commission costs (typically up to 10%) usually paid by the seller in secondary market sales. ALL TRANSFER COSTS AND FEES WILL BE PAID BY BOND PURCHASE, L.L.C.

     We believe that it is appropriate for investors to have financial choices. Our offer gives you, the investor, the ability to make a decision about your continued involvement with the Partnership. You may no longer wish to continue with your investment in the Partnership for a number of reasons, including:

* Inability to utilize tax credits, which have been the only benefit to date. Tax credits you have previously used should not have to be recaptured due to the large partnership exemption.

* If you sell your units, 1998 will be the final year for which you receive a K-1 tax form from the partnership.

* You may be able to realize a tax loss from writing off your initial investment ($1,000 per unit) that would reduce your taxes for 1998.

* The Partnership was closed six years ago in 1992. Your money has been tied up for this long period with no cash return.

*    More immediate use for the cash tied up in your investment in the Units.

* The absence of a formal trading market for the Units and their resulting relative illiquidity.