Form 10-K405
period 1998-12-31
NATIONAL TAX CREDIT INVESTORS II
filed 1999-04-15
CIK 859921

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the Fiscal Year Ended DECEMBER 31, 1998

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

The general partner of the Partnership is National Partnership Investments Corp. ("NAPICO"), a California corporation (the "General Partner"). The business of the Partnership is conducted primarily by NAPICO.

Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P. (the "Operating Partnership"), a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. The current members of NAPICO's Board of Directors are Charles H. Boxenbaum, Bruce E. Nelson, Alan I. Casden and Henry C. Casden.

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

During 1998, the Apartment Complexes in which NTCI-II had invested were substantially rented.

The following is a schedule of the status as of December 31, 1998, of the Apartment Complexes owned by Local Partnerships in which NTCI-II is a limited partner.

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH NTCI-II HAS AN INVESTMENT
                                DECEMBER 31, 1998

                                                                               Units Occupied
                                                                              as a Percentage
                                                                              of Total Units
                                        No. of              Units              Available for
Name & Location                         Units            Occupied                Occupancy
---------------                         -----            --------                ---------
Ashville Equity (Westview)
  Ashville, OH                           41                 37                      90%
Columbus Junction Park
  Columbus Junction, IA                  24                 24                     100%
Cottages of North St. Paul (Elderly)
  North St. Paul, MN                     94                 91                      97%
Cottonwood Park
  Colorado Springs, CO                   90                 87                      97%
Countryside
  Howell Township, NJ                   180                174                      97%
East Ridge Apartments
  St. Clair, MO                          48                 34                      71%
Edgewood Apartments
  Rogers, AR                            108                 93                      86%
Fourth Street
  Los Angeles, CA                        44                 42                      95%
Germantown Apartments
  Conway, AR                            132                131                      99%
Great Basin Associates
  Reno, NV                               28                 24                      86%
Grimes Park Apartments
  Grimes, IA                             16                 15                      94%
Jamestown Terrace
  Jamestown, CA                          56                47                       84%
Jefferson Meadows Apartments
  Detroit, MI                            83                 80                      96%
Kentucky River Apartments
  Winchester, KY                         42                 42                     100%
Lincoln Grove Apartments
  Greensboro, NC                        116                  0                       0%
Meadowlakes Apartments
  Searcy, AR                            108                 90                      83%
Michigan Beach Apartments
  Chicago, IL                           240                210                      88%
Nickel River (Wedgewood) Apartments
  LaCrosse, WI                          105                 98                      93%
Norwalk Park Apartments
  Norwalk, IA                            16                 14                      88%



            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                 IN WHICH NTCI-II HAS AN INVESTMENT (CONTINUED)
                                DECEMBER 31, 1998

                                                                              Units Occupied
                                                                              as a Percentage
                                                                              of Total Units
                                        No. of             Units               Available for
Name & Location                         Units            Occupied                Occupancy
---------------                         -----            --------                ---------
Oakview Apartments
  Spartanburg, SC                       106                105                      99%
Palm Springs View
  Palm Springs, CA                      120                119                      99%
Pam Apartments
  Pampa, TX                              96                 96                     100%
Paramount Apartments
  Maple Heights, OH                      99                  0                       0%
Parkwood Landing
  Huntsville, AL                        204                191                      94%
Pensacola Affordable
  Pensacola, FL                          56                 54                      96%
Pineview Terrace
  Katy, TX                              120                111                      93%
Quivera
 Lenexa, KS                             289                263                      91%
Rancho Del Mar
  Tucson, AZ                            312                267                      86%
Salem Park Apartments
  Conway, AR                            144                122                      85%
Sheboygan Apartments
  Sheboygan, WI                          59                 43                      73%
Sitka III
  Sitka, AK                              16                 11                      69%
Soldotna (Northwood Senior) Apartments
  Soldotna, AK                           23                  0                       0%
Torres de Plata II
  Toa Alto, PR                           78                  0                       0%
Villa Real
  Santa Fe, NM                          120                112                      93%
Virginia Park Meadows
  Detroit, MI                            83                 76                      92%
Wade Walton Apartments
  Clarksdale, MI                        108                  0                       0%
Westbridge Apartments
  W. Columbia, SC                       112                108                      96%
                                      -----             ------
                                      3,716              3,011                      81%
                                      =====              =====

ITEM 2. PROPERTIES:

Through its investment in Local Partnerships, NTCI-II holds interests in Apartment Complexes. See Item 1 and Schedule XI for information pertaining to these Apartment Complexes.


ITEM 3. LEGAL PROCEEDINGS:

As of December 31, 1998, NTCI-II's General Partner was a plaintiff or a defendant in several lawsuits. In addition, the Partnership was involved in the following lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, these claims will not result in any material liability to the Partnership.

As previously reported, the Michigan Beach Limited Partnership, National Tax Credit Investors II ("NTCI-II"), National Tax Credit Inc. II ("NTC-II"), as the limited and administrative general partner, respectively, of the Michigan Beach Limited Partnership, and certain other defendants, including the Government National Mortgage Association ("GNMA") were engaged in litigation with the City of Chicago. On October 27, 1998, the City and Michigan Beach entered into a settlement agreement whereby the City agreed to the modification of Michigan Beach's senior mortgage and the parties released each other from the claims asserted or which could have been asserted in the action. The case was dismissed on November 4, 1998.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Not applicable.


PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS:

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by PaineWebber Incorporated. It is not anticipated that any active public market will develop for the purchase and sale of any Limited Partnership Interests. Limited Partnership Interests may not be transferred but can be assigned only if certain requirements in the Partnership Agreement are satisfied. At December 31, 1998, there were 3,718 registered holders of units in NTCI-II. The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Partnerships. Distributions have not been made from inception of the Partnership to December 31, 1998.

ITEM 6. SELECTED FINANCIAL DATA:


                                                                   Year Ended December 31,
                                   ------------------------------------------------------------------------------------
                                       1998              1997              1996              1995              1994
                                   ------------      ------------      ------------      ------------      ------------
Revenues                           $     33,049      $     21,559      $     25,136      $    165,254      $     59,636

Operating expenses                    1,080,349         1,060,595         1,037,055         1,291,664         1,213,388

Equity in loss of limited
   partnerships and
   amortization of
   acquisition costs                 (4,040,526)       (4,222,167)       (4,746,790)       (4,684,182)       (5,338,942)

Write-off of Local Partnership               --                --        (1,117,893)               --                --
                                   ------------      ------------      ------------      ------------      ------------

Net loss                           $ (5,087,826)     $ (5,261,203)     $ (6,876,602)     $ (5,810,592)     $ (6,492,694)
                                   ============      ============      ============      ============      ============

Net loss per limited
   limited partnership
   interest                        $        (70)     $        (72)     $        (94)     $        (79)     $        (89)
                                   ============      ============      ============      ============      ============


Total assets                       $ 21,915,847      $ 26,193,937      $ 30,691,137      $ 37,053,252      $ 42,570,620
                                   ============      ============      ============      ============      ============

Investments
   in limited
   partnerships                    $ 21,167,503      $ 25,724,722      $ 30,331,138      $ 36,116,847      $ 40,935,918
                                   ============      ============      ============      ============      ============

Capital contributions
   payable                         $    356,985      $    356,985      $    356,985      $    356,985      $    369,681
                                   ============      ============      ============      ============      ============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Capital Resources

The Partnership raised $72,404,000 from investors by a public offering, the term of which expired on April 22, 1992, that was used for the acquisition of investments in Local Partnerships which own the Apartment Complexes. The Partnership holds limited partnership interests in 37 Local Partnerships. Normally, the capital contributions to the Local Partnerships are payable in installments, with each contribution due on a specified date and/or provided that certain conditions regarding construction operation and financing of the project have been fulfilled. At December 31, 1998, $356,985 remains outstanding for 2 Local Partnerships.

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

The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Partnerships. Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. Limited partners are not liable for losses beyond their contributed capital. The equity in loss of limited partnerships has been decreasing primarily as a result of the Partnership's investments in certain local limited partnerships being reduced to zero during the three year period ended December 31, 1998, after which point losses are not recognized.

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

The Parkwood Landing Local Partnership obtained permanent financing of $4,700,000 in October 1994, the proceeds of which were used to repay the then-outstanding construction loan in the amount of $6,386,000. The remaining outstanding loan balance was paid primarily with the Partnership's investment of the second and third capital contributions (approximately $1,200,000 and $400,000, respectively), with the remainder being funded by the Local Operating General Partner. Pursuant to a letter agreement dated October 13, 1994 between the Partnership and the Local Operating General Partner, the third capital contribution was advanced in order to facilitate the funding of the permanent loan. This advance capital contribution bears interest at the prime rate plus 2% per annum, and the interest is due and payable upon the attainment of Rental Achievement. In consideration of the Partnership's advance of the third capital contribution, the local general partner agreed to redefine the benchmarks of the fourth and final capital contribution of $355,909 so as to be payable in two separate installments. The final capital contribution shall now be payable in two installments: (a) $100,000 upon the attainment of breakeven operations and 95% occupancy for six consecutive months, as defined in the letter agreement, and (b) $255,909 upon an additional three months of breakeven operations and 95% occupancy. In addition, the management agent, which is an affiliate of the Local Operating General Partner, shall subordinate its property management fees in the event the project operates at a deficit during the guaranty period. As of December 31, 1998, Rental Achievement has not been attained and the interest on the capital contributions has not yet been received or accrued by the Partnership.

The Michigan Beach property, a 240-unit apartment complex located in Chicago, Illinois, has been operating at a substantial deficit since 1996. The deficit has been attributable to a soft local rental market, high leverage and deferred maintenance. In November 1996, the local partnership ceased making payments on its first mortgage, and has commenced negotiations with the lender and the U.S. Department of Housing and Urban Development, who insures the loan, in order to cure the default. As of December 31, 1998, the loan has been restructured through a Partial Payment of Claim ("PPC") with HUD. As a result, the first mortgage balance was reduced from approximately $5.25 million to $2.84 million. The interest rate was reduced from 10.125% to 7.625%. The PPC also resulted in a new second mortgage of approximately $3.56 million payable only from "surplus cash" or proceeds from sale of the property. The PPC cured the aforementioned default. However, as a result of the default and the legal proceedings discussed in Item 3, the carrying value of the investment of $1,117,893 was written off in 1996.

The Partnership has received notification form the Internal Revenue Service ("IRS") in April, 1998, that the low income housing tax credits generated during 1992 and 1993 by the Wedgewood Commons local partnership were subject to recapture due to the local partnership's alleged failure to properly comply with federal tax credit guidelines. The Partnership has filed an administrative appeal of the IRS notification. In addition, the local general partner and its affiliated management agent are currently attempting to negotiate a settlement with the IRS that reportedly includes a proposal to rescind the IRS notification.

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

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                              FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULES
                  AND REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                             AS OF DECEMBER 31, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
National Tax Credit Investors II
(A California limited partnership)

We have audited the accompanying balance sheets of National Tax Credit Investors II (a California limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the index in item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain investee limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these investee limited partnerships represent 32 percent and 24 percent of total assets as of December 31, 1998 and 1997, respectively, and the equity in the net loss of these partnerships represents 42 percent, 27 percent and 25 percent of the total net loss of the Partnership for the years ended December 31, 1998, 1997 and 1996, respectively, and represent a substantial portion of the investee information in Note 2 and financial statement schedules. The financial statements of these investee limited partnerships were audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of National Tax Credit Investors II as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Los Angeles, California
April 8, 1999

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


                                            /s/ DURANT, SCHRAIBMAN & LINDSAY]
                                            ------------------------------------
                                            Durant, Schraibman & Lindsay



February 19, 1998
Columbia, South Carolina

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                     ASSETS

                                                                          1998                1997
                                                                       -----------         -----------

INVESTMENTS IN LIMITED PARTNERSHIPS
    (Notes 1 and 2)                                                    $21,167,503         $25,724,722

CASH AND CASH EQUIVALENTS (Note 1)                                         515,522             216,939

OTHER ASSETS                                                                     0              30,269

RESTRICTED CASH (Note 3)                                                   232,822             222,007
                                                                       -----------         -----------

          TOTAL ASSETS                                                 $21,915,847         $26,193,937
                                                                       ===========         ===========


                              LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accrued fees due to partners (Notes 5 and 8)                      $ 2,831,597         $ 2,066,985
     Capital contributions payable (Note 4)                                356,985             356,985
     Accounts payable and accrued expenses                                 112,672              67,548
                                                                       -----------         -----------
                                                                         3,301,254           2,491,518
                                                                       -----------         -----------
CONTINGENCIES (Note 7)

PARTNERS' EQUITY                                                        18,614,593          23,702,419
                                                                       -----------         -----------

           TOTAL LIABILITIES AND PARTNERS' EQUITY                      $21,915,847         $26,193,937
                                                                       ===========         ===========


   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                      1998                 1997                 1996
                                                 -----------          -----------          -----------
INTEREST INCOME                                  $    33,049          $    21,559          $    25,136
                                                 -----------          -----------          -----------

OPERATING EXPENSES:
     Management fees - partners (Note 5)             764,612              764,612              764,612
     General and administrative (Note 5)              94,641              136,311              124,934
     Legal and accounting                            221,096              159,672              147,509
                                                 -----------          -----------          -----------

         Total operating expenses                  1,080,349            1,060,595            1,037,055
                                                 -----------          -----------          -----------

LOSS FROM PARTNERSHIP OPERATIONS                  (1,047,300)          (1,039,036)          (1,011,919)

WRITE-OFF OF INVESTMENT IN
     LIMITED PARTNERSHIP (Note 2)                         --                   --           (1,117,893)

EQUITY IN LOSS OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ACQUISITION COSTS (Note 2)                (4,040,526)          (4,222,167)          (4,746,790)
                                                 -----------          -----------          -----------

NET LOSS                                          (5,087,826)         $(5,261,203)         $(6,876,602)
                                                 ===========          ===========          ===========
NET LOSS PER LIMITED
     PARTNERSHIP INTEREST (Note 1)               $       (70)         $       (72)         $       (94)
                                                 ===========          ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                          General              Limited
                                         Partners              Partners                Total
                                       ------------          ------------          ------------

PARTNERS' EQUITY (DEFICIENCY),
      January 1, 1996                  $   (270,522)         $ 36,110,746          $ 35,840,224

      Net loss for 1996                     (68,766)           (6,807,836)           (6,876,602)
                                       ------------          ------------          ------------

PARTNERS' EQUITY (DEFICIENCY),
      December 31, 1996                    (339,288)           29,302,910            28,963,622

      Net loss for 1997                     (52,612)           (5,208,591)           (5,261,203)
                                       ------------          ------------          ------------

PARTNERS' EQUITY (DEFICIENCY),
      December 31, 1997                    (391,900)           24,094,319            23,702,419

      Net loss for 1998                     (50,878)           (5,036,948)           (5,087,826)
                                       ------------          ------------          ------------

PARTNERS' EQUITY (DEFICIENCY),
      December 31, 1998                $   (442,778)         $ 19,057,371          $ 18,614,593
                                       ============          ============          ============

   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                            1998                 1997                 1996
                                                                        -----------          -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                           $(5,087,826)         $(5,261,203)         $(6,876,602)
     Adjustments to reconcile net loss to net
     cash used in operating activities:
           Equity in loss of limited partnerships
               and amortization of acquisition                            4,040,526            4,222,167            4,746,790
               costs
           Write-off of investee partnership                                     --                   --            1,117,893
           Decrease in other assets                                          30,269              (30,269)                  --
           Increase (decrease) in:
               Accounts payable and accrued expenses                         45,124                 (607)            (100,120)
               Accrued fees due to partners                                 764,612              764,610              614,607
                                                                        -----------          -----------          -----------

            Net cash used in operating activities                          (207,295)            (305,302)            (497,432)
                                                                        -----------          -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in limited partnerships:
        Capital (contributions) recoveries                                 (669,677)               3,937             (220,440)
        Capitalized acquisition costs and fees                                   --                   --               (2,211)
        Distributions recognized as a return of                           1,186,370              380,312              143,677
            capital
     Decrease in capital contributions payable                                   --                   --                   --
     Decrease (increase) in restricted cash                                 (10,815)              (9,878)              (6,855)
                                                                        -----------          -----------          -----------

            Net cash provided by (used in) investing activities             505,878              374,371              (85,829)
                                                                        -----------          -----------          -----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                       298,583               69,069             (583,261)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                216,939              147,870              731,131
                                                                        -----------          -----------          -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                  $   515,522          $   216,939          $   147,870
                                                                        ===========          ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

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

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998



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

      Impairment of Long-Lived Assets

      The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. During 1998, the Partnership recognized an impairment loss of $499,941 related to certain of the investments in local limited partnerships, which has been included in equity in loss of limited partnerships. During 1996, the Partnership recognized an impairment loss of $1,117,893.

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

      At December 31, 1998, the Local Partnerships own residential projects consisting of 3,716 apartment units.

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

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998


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

      The following is a summary of the investments in and advances to Local Partnerships and reconciliation to the Local Partnerships accounts:

                                                                    1998                  1997
                                                               ------------          ------------
Investments balance, beginning of year                         $ 25,724,722          $ 30,331,138
Capital contributions (recoveries)                                  669,677                (3,937)
Equity in loss of limited partnerships                           (3,838,018)           (4,015,696)
Amortization of capitalized acquisition costs and fees             (202,508)             (206,471)
Distributions recognized as a return of capital                  (1,186,370)             (380,312)
                                                               ------------          ------------

Investments balance, end of year                               $ 21,167,503          $ 25,724,722
                                                               ============          ============

      The difference between the investment per the accompanying balance sheets at December 31, 1998 and 1997, and the equity per the Local Partnerships' combined financial statements is due primarily to costs capitalized to the investment account and the Partnership's recording of capital contributions payable to the Local Partnerships in its investment balance.

      Michigan Beach

      The Michigan Beach property, a 240-unit apartment complex located in Chicago, Illinois, has been operating at a substantial deficit since 1996. The deficit has been attributable to a soft local rental market, high leverage and deferred maintenance. In November 1996, the local partnership ceased making payments on its first mortgage, and has commenced negotiations with the lender and the U.S. Department of Housing and Urban Development, who insures the loan, in order to cure the default. As a result of the above and the legal proceedings discussed in Note 7, the carrying value of the investment of $1,117,893 was written off in 1996. As of December 31, 1998, the loan has been restructured and the aforementioned default has been cured. In addition, all litigation has been settled and the lawsuit has been dismissed.

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1998


2.    INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

      Selected financial information from the combined financial statements of the Local Partnerships at December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 is as follows:

                                 Balance Sheets

                                                           1998             1997
                                                         --------         --------
                                                              (in thousands)

      Land and buildings, net                            $121,455         $126,634
                                                         ========         ========

      Total assets                                       $134,315         $138,137
                                                         ========         ========

      Mortgages and construction loans payable
          secured by real property                       $ 88,330         $ 89,123
                                                         ========         ========

      Total liabilities                                  $104,094         $103,678
                                                         ========         ========

      Equity of National Tax Credit Investors II         $ 18,520         $ 24,499
                                                         ========         ========

      Equity of other partners                           $ 11,701         $  9,960
                                                         ========         ========

                            Statements of Operations

                                               1998              1997              1996
                                              --------          --------          --------
                                                             (in thousands)

Total revenues                                $ 18,722          $ 18,303          $ 18,218
                                              ========          ========          ========

Interest expense                              $  7,148          $  7,245          $  7,229
                                              ========          ========          ========

Depreciation and amortization                 $  5,495          $  5,551          $  5,594
                                              ========          ========          ========

Total expenses                                $ 23,236          $ 23,016          $ 22,790
                                              ========          ========          ========

Net loss                                      $ (4,514)         $ (4,713)         $ (4,572)
                                              ========          ========          ========

Net loss allocable to the Partnership         $ (4,064)         $ (4,510)         $ (4,402)
                                              ========          ========          ========

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1998


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

                                                           1998              1997              1996
                                                         --------          --------          --------
                                                                         (in thousands)

      Total assets                                       $ 13,396          $ 12,498
                                                         ========          ========

      Total liabilities                                  $  9,026          $  7,730
                                                         ========          ========

      Equity of National Tax Credit Investors II         $  1,812          $  3,680
                                                         ========          ========

      Equity of other partners                           $  2,558          $  1,088
                                                         ========          ========

      Total revenue                                      $  1,789          $  1,754          $  1,754
                                                         ========          ========          ========

      Net loss                                           $   (477)         $   (376)         $   (375)
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

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1998



5.      RELATED-PARTY TRANSACTIONS

      Under the terms of the Amended and Restated Agreement of Limited Partnership, the Partnership is obligated to the General Partner and the Special Limited Partner for the following fees:

      (a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the partnership agreement) is payable to the General Partner and Special Limited Partner. Partnership management fees in the amount of $764,612 were recorded as an expense in 1998, 1997 and 1996. As of December 31, 1998 and 1997, management fees in the amount of $2,831,597 and $2,066,985, respectively, were due to the General Partner and the Special Limited Partner.

          As of December 31, 1998, the fees and expenses due the General Partner and Special Limited Partner exceeded the Partnership's cash. The partners, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

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

      (c) The Partnership reimburses certain expenses to the General Partner. The reimbursement paid to the General Partner was $0, $42,085 and $41,991 during 1998, 1997 and 1996, respectively, and is included in general and administrative expenses.

      NTC-II is the Local Operating General Partner in four of the Partnership's 37 Local Partnerships. In addition, NTC-II is either a special limited partner or non-managing administrative general partner in each Local Partnership.

      An affiliate of the General Partner is responsible for the on-site property management for four Local Partnerships (Note 2). The Local Partnerships paid the affiliate property management fees of $136,296, $122,740 and $131,023 in 1998, 1997 and 1996, respectively.

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998


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

      The Michigan Beach Limited Partnership, National Tax Credit Investors II ("NTCI-II"), National Tax Credit Inc. II ("NTC-II"), as the limited and administrative general partner, respectively, of the Michigan Beach Limited Partnership, and certain other defendants, including the Government National Mortgage Association ("GNMA") were engaged in litigation with the City of Chicago. On October 27, 1998, the City and Michigan Beach entered into a settlement agreement whereby the City agreed to the modification of Michigan Beach's senior mortgage and the parties released each other from the claims asserted or which could have been asserted in the action. The case was dismissed on November 4, 1998.

      The Partnership has received notification form the Internal Revenue Service ("IRS") in April, 1998, that the low income housing tax credits generated during 1992 and 1993 by the Wedgewood Commons local partnership were subject to recapture due to the local partnership's alleged failure to properly comply with federal tax credit guidelines. The Partnership has filed an administrative appeal of the IRS notification. In addition, the local general partner and its affiliated management agent are currently attempting to negotiate a settlement with the IRS that reportedly includes a proposal to rescind the IRS notification.

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

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998



9.    FOURTH-QUARTER ADJUSTMENT

      The Partnership's policy is to record its equity in the loss of limited partnerships on a quarterly basis using estimated financial information furnished by the various local operating general partners. The equity in loss reflected in the accompanying annual consolidated financial statements is based primarily upon audited financial statements of the investee limited partnerships. The increase, approximately $1,584,000 between the estimated nine-month equity in loss and the actual 1998 year end equity in loss has been recorded in the fourth quarter.

                    NATIONAL TAX CREDIT INVESTORS II                   SCHEDULE
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                 YEAR ENDED DECEMBER 31, 1998
                          ----------------------------------------------------------------------------------------------------------
                             BALANCE                 CAPITALIZED                  EQUITY    AMORTIZATION    BALANCE      CAPITAL
   LIMITED                 JANUARY 1,     CAPITAL    ACQUISITION       CASH      INCOME    OF CAPITALIZED DECEMBER 31, CONTRIBUTIONS
PARTNERSHIPS                 1998      CONTRIBUTIONS  COSTS/FEES  DISTRIBUTIONS   (LOSS)      ACQ. COSTS      1998        PAYABLE
---------------           -----------  ------------- ------------ ------------- ----------- -------------- ----------- -------------
Ashville Equity           $   413,853  $    101,869  $             $            $  (147,276)   $  (5,891)  $  362,555   $
Columbus Junction              52,477                                                (1,486)      (1,931)      49,060
Cottonwood Park             1,118,398                                                13,928       (8,012)   1,124,314
The Cottages I                      0                                                     0            0            0
Countryside                 2,155,571                                (133,950)     (207,553)     (11,362)   1,802,706
Eastridge Apartments          529,585        17,000                                 (71,899)      (2,987)     471,699
Edgewood Apartments         1,265,063                                 (80,250)      (86,817)      (5,834)   1,092,162
Fourth Street               1,652,546                                              (136,696)      (7,053)   1,508,797
Germantown Apartments       1,346,628                                 (39,501)      (72,912)      (6,811)   1,227,404
Great Basin Associates              0                                                     0            0            0
Grimes Park Apartments         58,603                                                (9,180)      (2,116)      47,307
Jamestown                     385,783                                               (59,068)      (3,322)     323,393
Jefferson Meadows
  Apartments                  489,630                                              (230,366)      (7,574)     251,690
Kentucky River Apartments     912,289                                               (33,174)      (4,719)     874,396
Lincoln Grove                 905,313                                 (20,400)      (84,221)      (4,527)     796,165
Meadowlakes Apartments      1,179,475                                 (17,594)      (58,007)      (5,828)   1,098,046
Michigan Beach Apartments           0       549,308                   (23,727)     (525,581)           -            0
Nickel River
  (Wedgewood) Apts.           882,426                                               (32,342)      (7,170)     842,914
Norwalk Park Apartments        62,141                                               (18,175)      (1,416)      42,550
Oakview                       753,664                                                34,027       (2,926)     784,765
Pam Apartments                112,633                                 (12,902)      (63,394)      (2,836)      33,501
Palm Springs View             360,155                                              (350,166)      (9,989)           0         1,081
Paramount Apartments          412,304                                              (403,837)      (8,467)           0
Parkwood Landing              973,811                                              (287,422)     (13,783)     672,606       355,904
Pensacola Affordable          435,601                                 (47,476)      (22,837)      (3,401)     361,887
Pineview Terrace              439,624                                               (37,671)      (6,197)     395,756
Quivera                       573,070                                (177,996)     (148,207)     (11,045)     235,822
Rancho Del Mar              3,664,430                                 (37,500)     (201,887)     (16,084)   3,408,959
Salem Park Apartments         622,601                                 (12,048)      (49,328)      (6,787)     554,438
Sheboygan Apartments          582,167                                              (107,664)      (3,550)     470,953
Sitka III Apartments           19,538                                               (17,634)      (1,904)           0
Soldotna
  (Northwood Senior) Apts.    208,878                                  (1,698)      (21,339)      (1,900)     183,941
Torres De Plata II             69,532                                  (6,328)            0       (2,580)      60,624
Villa Real                  2,466,601         1,500                  (575,000)      (31,349)     (11,617)   1,850,135
Virginia Park Meadows         501,471                                              (255,245)      (7,268)     238,958
Wade Walton Apartments        118,224                                              (114,851)      (3,373)           0
Westbridge Apartments             637                                                 1,611       (2,248)
Western (Ellis) Court               0                                                                               0
                          ----------- ------------- ------------ ------------    ---------   ----------    -----------  ------------

                          $25,724,722  $    669,677 $          0 $ (1,186,370)  $(3,838,017)  $(202,508)   $21,167,503  $    356,985
                          ===========  ============ ============ ============   ===========   ==========   ===========  ============

                        NATIONAL TAX CREDIT INVESTORS II              SCHEDULE
                       INVESTMENTS IN LIMITED PARTNERSHIPS           (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                YEAR ENDED DECEMBER 31, 1996
                                   ----------------------------------------------------------------------------------------
                                       BALANCE                           CAPITALIZED                            EQUITY
   LIMITED                            JANUARY 1,         CAPITAL         ACQUISITION           CASH             INCOME
PARTNERSHIPS                            1996          CONTRIBUTIONS       COSTS/FEES       DISTRIBUTIONS        (LOSS)
                                   --------------   -----------------   --------------   ----------------   --------------
Ashville Equity                    $   642,399          $ 36,000           $                 $               $  (125,114)
Columbus Junction                       90,439                                                                   (22,284)
Cottonwood Park                      1,198,665                                                                       490
The Cottages I                          56,926                                                                   (53,537)
Countryside                          2,543,515                                                                  (182,374)
Eastridge Apartments                   625,090                                                                   (51,821)
Edgewood Apartments                  1,447,572                                                                   (93,969)
Fourth Street                        1,929,180                                                 (16,400)         (123,386)
Germantown Apartments                1,602,141                                                 (20,691)         (113,124)
Great Basin Associates                 404,856                                                                    22,801
Grimes Park Apartments                  81,823                                                                    (7,855)
Jamestown                              537,293                                                  (3,600)          (62,087)
Jefferson Meadows Apartments           975,565                                                                  (247,262)
Kentucky River Apartments            1,001,233                                                                   (29,921)
Lincoln Grove                        1,142,686                                                 (18,705)          (85,229)
Meadowlakes Apartments               1,385,676                                                 (16,128)          (77,760)
Michigan Beach Apartments            1,916,791           174,440            2,211                             (2,071,830)
Nickel River (Wedgewood) Apts.       1,028,528                                                                   (64,491)
Norwalk Park Apartments                 81,404                                                                    (6,419)
Oakview                                676,876                                                                    32,775
Pam Apartments                         302,442                                                 (18,000)          (75,334)
Palm Springs View                      680,224                                                                  (138,098)
Paramount Apartments                   628,464            10,000                                                (144,199)
Parkwood Landing                     1,802,848                                                                  (402,316)
Pensacola Affordable                   512,786                                                                   (29,755)
Pineview Terrace                       735,002                                                                  (190,945)
Quivera                              1,244,761                                                 (25,663)         (227,578)
Rancho Del Mar                       4,327,385                                                                  (244,654)
Salem Park Apartments                  841,761                                                 (15,000)         (100,981)
Sheboygan Apartments                   723,743                                                                   (36,949)
Sitka III Apartments                   119,865                                                  (1,464)          (44,798)
Soldotna (Northwood Senior) Apts.      258,158                                                  (1,698)          (19,051)
Torres De Plata II                     294,162                                                  (6,328)         (123,208)
Villa Real                           2,826,307                                                                  (138,037)
Virginia Park Meadows                  974,362                                                                  (230,816)
Wade Walton Apartments                 381,762                                                                   (69,469)
Westbridge Apartments                   94,157                                                                   (54,626)
Western (Ellis) Court                        0
                                   -----------          --------           ------           ----------       -----------
                                   $36,116,847          $220,440           $2,211            $(143,677)      $(5,633,211)
                                   ===========          ========           ======           ==========       ===========

                                   ------------------------------------------------------
                                     AMORTIZATION          BALANCE           CAPITAL
   LIMITED                          OF CAPITALIZED       DECEMBER 31,     CONTRIBUTIONS
PARTNERSHIPS                          ACQ. COSTS             1996            PAYABLE
                                   -----------------   ---------------   ----------------
Ashville Equity                      $  (5,891)         $   547,394         $
Columbus Junction                       (1,931)              66,224
Cottonwood Park                         (8,012)           1,191,143
The Cottages I                          (3,389)                   0
Countryside                            (11,362)           2,349,779
Eastridge Apartments                    (2,987)             570,282
Edgewood Apartments                     (5,834)           1,347,769
Fourth Street                           (7,053)           1,782,341
Germantown Apartments                   (6,811)           1,461,515
Great Basin Associates                  (3,963)             423,694
Grimes Park Apartments                  (2,116)              71,852
Jamestown                               (3,322)             468,284
Jefferson Meadows Apartments            (7,574)             720,729
Kentucky River Apartments               (4,719)             966,593
Lincoln Grove                           (4,527)           1,034,225
Meadowlakes Apartments                  (5,828)           1,285,960
Michigan Beach Apartments              (21,612)                   0
Nickel River (Wedgewood) Apts.          (7,170)             956,867
Norwalk Park Apartments                 (1,416)              73,569
Oakview                                 (2,926)             706,725
Pam Apartments                          (2,836)             206,272
Palm Springs View                       (9,989)             532,137            1,081
Paramount Apartments                    (8,467)             485,798
Parkwood Landing                       (13,783)           1,386,749          355,904
Pensacola Affordable                    (3,401)             479,630
Pineview Terrace                        (6,197)             537,860
Quivera                                (11,045)             980,475
Rancho Del Mar                         (16,084)           4,066,647
Salem Park Apartments                   (6,787)             718,993
Sheboygan Apartments                    (3,549)             683,245
Sitka III Apartments                    (1,905)              71,698
Soldotna (Northwood Senior) Apts.       (1,900)             235,509
Torres De Plata II                      (2,580)             162,046
Villa Real                             (11,617)           2,676,653
Virginia Park Meadows                   (7,268)             736,278
Wade Walton Apartments                  (3,373)             308,920
Westbridge Apartments                   (2,248)              37,283
Western (Ellis) Court                                             0
                                     ---------          -----------         --------
                                     $(231,472)         $30,331,138         $356,985
                                     =========          ===========         ========

                                                                        SCHEDULE
                  NATIONAL TAX CREDIT INVESTORS II                   (CONTINUED)
                INVESTMENTS IN LIMITED PARTNERSHIPS
           YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                YEAR ENDED DECEMBER 31, 1997
                          ----------------------------------------------------------------------------------------------------------
                            BALANCE                  CAPITALIZED                 EQUITY    AMORTIZATION     BALANCE      CAPITAL
   LIMITED                JANUARY 1,     CAPITAL     ACQUISITION      CASH       INCOME   OF CAPITALIZED  DECEMBER 31, CONTRIBUTIONS
PARTNERSHIPS                 1997     CONTRIBUTIONS  COSTS/FEES  DISTRIBUTIONS   (LOSS)     ACQ. COSTS        1997       PAYABLE
---------------           ----------- -------------  ----------- ------------- ----------  -------------- -----------  -------------
Ashville Equity           $   547,394 $    (10,000)  $           $             $  (117,650)  $    (5,891)  $   413,853   $
Columbus Junction              66,224                                              (11,816)       (1,931)       52,477
Cottonwood Park             1,191,143                                (84,205)       19,472        (8,012)    1,118,398
The Cottages I                      0                                                    0             0             0
Countryside                 2,349,779                                             (182,846)      (11,362)    2,155,571
Eastridge Apartments          570,282                                              (37,710)       (2,987)      529,585
Edgewood Apartments         1,347,769                                              (76,872)       (5,834)    1,265,063
Fourth Street               1,782,341                                (12,300)     (110,442)       (7,053)    1,652,546
Germantown Apartments       1,461,515                                (22,572)      (85,504)       (6,811)    1,346,628
Great Basin Associates        423,694                                             (419,731)       (3,963)            0
Grimes Park Apartments         71,852                                              (11,133)       (2,116)       58,603
Jamestown                     468,284                                 (3,600)      (75,579)       (3,322)      385,783
Jefferson Meadows
  Apartments                  720,729                                             (223,525)       (7,574)      489,630
Kentucky River Apartments     966,593                                              (49,585)       (4,719)      912,289
Lincoln Grove               1,034,225                                (22,100)     (102,285)       (4,527)      905,313
Meadowlakes Apartments      1,285,960                                (17,594)      (83,063)       (5,828)    1,179,475
Michigan Beach Apartments           0                                                    0             0             0
Nickel River
  (Wedgewood) Apts.           956,867                                              (67,271)       (7,170)      882,426
Norwalk Park Apartments        73,569                                              (10,012)       (1,416)       62,141
Oakview                       706,725                                               49,865        (2,926)      753,664
Pam Apartments                206,272                                (16,950)      (73,853)       (2,836)      112,633
Palm Springs View             532,137                                             (161,993)       (9,989)      360,155         1,081
Paramount Apartments          485,798        6,063                                 (71,090)       (8,467)      412,304
Parkwood Landing            1,386,749                                             (399,155)      (13,783)      973,811       355,904
Pensacola Affordable          479,630                                              (40,628)       (3,401)      435,601
Pineview Terrace              537,860                                              (92,039)       (6,197)      439,624
Quivera                       980,475                                (44,327)     (352,033)      (11,045)      573,070
Rancho Del Mar              4,066,647                               (113,573)     (272,560)      (16,084)    3,664,430
Salem Park Apartments         718,993                                (12,500)      (77,105)       (6,787)      622,601
Sheboygan Apartments          683,245                                              (97,529)       (3,549)      582,167
Sitka III Apartments           71,698                                 (1,945)      (48,310)       (1,905)       19,538
Soldotna
  (Northwood Senior) Apts.    235,509                                 (1,698)      (23,033)       (1,900)      208,878
Torres De Plata II            162,046                                 (6,328)      (83,606)       (2,580)       69,532
Villa Real                  2,676,653                                (20,620)     (177,815)      (11,617)    2,466,601
Virginia Park Meadows         736,278                                             (227,539)       (7,268)      501,471
Wade Walton Apartments        308,920                                             (187,323)       (3,373)      118,224
Westbridge Apartments          37,283                                              (34,398)       (2,248)          637
Western (Ellis) Court               0                                                                               0
                          ----------- -------------- ----------  -----------   -----------   -----------   -----------   -----------

                          $30,331,138 $     (3,937)  $        0  $  (380,312)  $(4,015,696)  $  (206,471) $ 25,724,722   $   356,985
                          =========== ============== ==========  ===========   ===========   ===========  ===========    ===========

                    NATIONAL TAX CREDIT INVESTORS II SCHEDULE
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                  YEAR ENDED DECEMBER 31, 1998
                                            --------------------------------------------------------------------------------
                                                 BALANCE                                CAPITALIZED
   LIMITED                                      JANUARY 1,            CAPITAL           ACQUISITION             CASH
PARTNERSHIPS                                      1998             CONTRIBUTIONS         COSTS/FEES         DISTRIBUTIONS
                                             --------------     ------------------     --------------     ------------------
Ashville Equity                              $      413,853    $           101,869     $                  $
Columbus Junction                                    52,477
Cottonwood Park                                   1,118,398
The Cottages I                                            0
Countryside                                       2,155,571                                                         (133,950)
Eastridge Apartments                                529,585                 17,000
Edgewood Apartments                               1,265,063                                                          (80,250)
Fourth Street                                     1,652,546
Germantown Apartments                             1,346,628                                                          (39,501)
Great Basin Associates                                    0
Grimes Park Apartments                               58,603
Jamestown                                           385,783
Jefferson Meadows Apartments                        489,630
Kentucky River Apartments                           912,289
Lincoln Grove                                       905,313                                                          (20,400)
Meadowlakes Apartments                            1,179,475                                                          (17,594)
Michigan Beach Apartments                                 0                549,308                                   (23,727)
Nickel River (Wedgewood) Apts.                      882,426
Norwalk Park Apartments                              62,141
Oakview                                             753,664
Pam Apartments                                      112,633                                                          (12,902)
Palm Springs View                                   360,155
Paramount Apartments                                412,304
Parkwood Landing                                    973,811
Pensacola Affordable                                435,601                                                          (47,476)
Pineview Terrace                                    439,624
Quivera                                             573,070                                                         (177,996)
Rancho Del Mar                                    3,664,430                                                          (37,500)
Salem Park Apartments                               622,601                                                          (12,048)
Sheboygan Apartments                                582,167
Sitka III Apartments                                 19,538
Soldotna (Northwood Senior) Apts.                   208,878                                                           (1,698)
Torres De Plata II                                   69,532                                                           (6,328)
Villa Real                                        2,466,601                  1,500                                  (575,000)
Virginia Park Meadows                               501,471
Wade Walton Apartments                              118,224
Westbridge Apartments                                   637
Western (Ellis) Court                                     0
                                             --------------     ------------------     --------------     ------------------

                                             $   25,724,722     $          669,677     $            0     $       (1,186,370)
                                             ==============     ==================     ==============     ==================



                                                                 YEAR ENDED DECEMBER 31, 1998
                                            ----------------------------------------------------------------------------------
                                              EQUITY             AMORTIZATION           BALANCE                 CAPITAL
   LIMITED                                    INCOME             OF CAPITALIZED        DECEMBER 31,           CONTRIBUTIONS
PARTNERSHIPS                                  (LOSS)               ACQ. COSTS             1998                  PAYABLE
                                            --------------      -----------------     ----------------      -----------------
Ashville Equity                             $     (147,276)     $          (5,891)    $        362,555      $
Columbus Junction                                   (1,486)                (1,931)              49,060
Cottonwood Park                                     13,928                 (8,012)           1,124,314
The Cottages I                                           0                      0                    0
Countryside                                       (207,553)               (11,362)           1,802,706
Eastridge Apartments                               (71,899)                (2,987)             471,699
Edgewood Apartments                                (86,817)                (5,834)           1,092,162
Fourth Street                                     (136,696)                (7,053)           1,508,797
Germantown Apartments                              (72,912)                (6,811)           1,227,404
Great Basin Associates                                   0                      0                    0
Grimes Park Apartments                              (9,180)                (2,116)              47,307
Jamestown                                          (59,068)                (3,322)             323,393
Jefferson Meadows Apartments                      (230,366)                (7,574)             251,690
Kentucky River Apartments                          (33,174)                (4,719)             874,396
Lincoln Grove                                      (84,221)                (4,527)             796,165
Meadowlakes Apartments                             (58,007)                (5,828)           1,098,046
Michigan Beach Apartments                         (525,581)                     -                    0
Nickel River (Wedgewood) Apts.                     (32,342)                (7,170)             842,914
Norwalk Park Apartments                            (18,175)                (1,416)              42,550
Oakview                                             34,027                 (2,926)             784,765
Pam Apartments                                     (63,394)                (2,836)              33,501
Palm Springs View                                 (350,166)                (9,989)                   0                  1,081
Paramount Apartments                              (403,837)                (8,467)                   0
Parkwood Landing                                  (287,422)               (13,783)             672,606                355,904
Pensacola Affordable                               (22,837)                (3,401)             361,887
Pineview Terrace                                   (37,671)                (6,197)             395,756
Quivera                                           (148,207)               (11,045)             235,822
Rancho Del Mar                                    (201,887)               (16,084)           3,408,959
Salem Park Apartments                              (49,328)                (6,787)             554,438
Sheboygan Apartments                              (107,664)                (3,550)             470,953
Sitka III Apartments                               (17,634)                (1,904)                   0
Soldotna (Northwood Senior) Apts.                  (21,339)                (1,900)             183,941
Torres De Plata II                                       0                 (2,580)              60,624
Villa Real                                         (31,349)               (11,617)           1,850,135
Virginia Park Meadows                             (255,245)                (7,268)             238,958
Wade Walton Apartments                            (114,851)                (3,373)                   0
Westbridge Apartments                                1,611                 (2,248)                   0
Western (Ellis) Court                                                                                0
                                            --------------      -----------------     ----------------      -----------------

                                            $   (3,838,018)     $        (202,508)    $     21,167,503      $         356,985
                                            ==============      =================     ================      =================

                                                                        SCHEDULE
                                                                     (Continued)


                        NATIONAL TAX CREDIT INVESTORS II
            INVESTMENTS IN, EQUITY IN EARNINGS OF, AND DISTRIBUTIONS
                   RECEIVED FROM LIMITED PARTNERSHIPS FOR THE
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



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

                        NATIONAL TAX CREDIT INVESTORS II
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                 OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS     SCHEDULE III
                                DECEMBER 31, 1998


                                                                                    BUILDINGS,
                                                                                   FURNISHINGS
                                                                                  & EQUIPMENT
                                        NUMBER    OUTSTANDING                     AMOUNT CARRIED
                                         OF        MORTGAGE                         AT CLOSE OF                       ACCUMULATED
PARTNERSHIP/LOCATION                    UNITS        LOAN            LAND             PERIOD           TOTAL          DEPRECIATION
--------------------                    -----        ----            ----             ------           -----          ------------
ASHVILLE EQUITY (WESTVIEW)                41    $     971,312    $     100,000    $   1,774,617    $   1,874,617         $(612,773)
  ASHVILLE, OH
COLUMBUS JUNCTION PARK                    24          653,656           40,000          779,438    $     819,438          (189,982)
  COLUMBUS JUNCTION, IA
COTTAGES OF NORTH ST. PAUL                94        4,055,000          616,092        5,184,102    $   5,800,194        (1,196,920)
  NORTH ST. PAUL, MN
COTTONWOOD PARK                           90        1,428,923          194,154        2,637,861    $   2,832,015          (616,119)
  COLORADO SPRINGS, CO
COUNTRYSIDE PLACE                        180        4,605,987          450,000        8,122,739    $   8,572,739        (2,181,270)
  HOWELL TOWNSHIP, NJ
EASTRIDGE APARTMENTS                      48        1,203,859           35,210        1,897,802    $   1,933,012          (302,462)
  ST CLAIR, MO
EDGEWOOD APARTMENTS                      108        1,785,255          157,500        3,894,252    $   4,051,752        (1,183,694)
  ROGERS, AR
FOURTH STREET                             44        1,038,792          241,979        4,205,938    $   4,447,917        (1,054,706)
  LOS ANGELES, CA
GERMANTOWN APARTMENTS                    132        2,560,431          210,000        4,587,119    $   4,797,119        (1,464,412)
  CONWAY, AR
GREAT BASIN ASSOCIATES                    28          639,734          143,000        1,408,600    $   1,551,600          (401,631)
  RENO, NV
GRIMES PARK APARTMENTS                    16          461,652           50,000          517,413    $     567,413          (132,353)
  GRIMES, IA
JAMESTOWN TERRACE                         56        2,880,351          298,000        3,463,047    $   3,761,047          (656,841)
  JAMESTOWN, CA
JEFFERSON MEADOWS                         83        3,054,398           85,500        4,883,910    $   4,969,410        (1,594,495)
  DETROIT, MI
KENTUCKY RIVER                            42        1,003,767          149,000        2,004,350    $   2,153,350          (444,965)
  WINCHESTER, KY
LINCOLN GROVE                            116          703,681          117,853        3,881,068    $   3,998,921          (815,659)
  GREENSBORO, NC
MEADOWLAKES                              108        1,514,301          136,352        3,892,592    $   4,028,944        (1,185,523)
  SEARCY, AR
MICHIGAN BEACH                           240        8,442,377        2,173,970       14,358,480    $  16,532,450        (3,086,633)
  CHICAGO, IL
NICKEL RIVER (WEDGEWOOD) ..              105        1,952,199          140,157        3,043,524    $   3,183,681          (702,733)
  LACROSSE, WI
NORWALK PARK APARTMENTS                   16          431,158           50,600          480,435    $     531,035          (124,388)
  NORWALK, IA
OAKVIEW APARTMENTS                       106        2,470,000           80,800        3,594,827    $   3,675,627          (919,301)
  SPARTANBURG, SC
PALM SPRINGS VIEW                        120        5,258,295          901,137        6,744,287    $   7,645,424        (1,697,438)
  PALM SPRINGS, CA
PAM APARTMENTS                            96        1,710,000           50,000        2,608,868    $   2,658,868        (1,269,168)
  PAMPA, TX
PARAMOUNT APARTMENTS                      99        1,785,117           95,200        2,852,701    $   2,947,901          (848,860)
  MAPLE HEIGHTS, OH
PARKWOOD LANDING                         204        4,516,287          720,238        9,226,496    $   9,946,734        (2,654,034)
  HUNTSVILLE, AL
PENSACOLA AFFORDABLE                      56        1,385,129          251,630        1,845,425    $   2,097,055          (533,650)
  PENSACOLA, FL
PINEVIEW TERRACE                         120        1,648,538           82,264        2,789,451    $   2,871,715          (714,009)
  KATY, TX
QUIVERA                                  289        3,996,395          100,000       12,271,808    $  12,371,808        (4,075,802)
  LENEXA, TX
RANCHO DEL MAR                           312        3,539,261           74,858        8,677,742    $   8,752,600        (2,382,035)
  TUCSON, AZ
SALEM PARK APARTMENTS                    144        2,776,541          210,000        4,273,480    $   4,483,480        (1,553,361)
  CONWAY, AR
SHEBOYGAN                                 59        1,368,016           47,200        2,561,520    $   2,608,720          (811,098)
  SHEBOYGAN, WI
SITKA III                                 16        1,169,670           41,868        1,438,048    $   1,479,916          (441,128)
  SITKA, AK
SOLDOTNA (NORTHWOOD SENIOR)               23        1,482,806           59,284        1,875,840    $   1,935,124          (370,149)
  SOLDOTNA, AK
TORRES DE PLATA II                        78        3,084,986          158,175        3,817,848    $   3,976,023        (1,128,641)
  TOA ALTA, PR
VILLA REAL                               120        3,001,908          897,283        6,375,999    $   7,273,282        (1,487,657)
  SANTA FE, NM
VIRGINIA PARK MEADOWS                     83        2,999,773           78,500        4,865,474    $   4,943,974        (1,563,330)

  DETROIT, MI
WADE WALTON APARTMENTS                   108        4,000,000          102,020        3,911,173    $   4,013,193          (892,057)
  CLARKSDALE, MI
WESTBRIDGE APARTMENTS                    112        2,750,000          201,468        3,064,426    $   3,265,894          (609,973)
  W. COLUMBIA, SC
                                                                                                                     -------------
                                       3,716    $  88,329,555    $   9,541,292    $ 153,812,700    $ 163,353,992     ($ 41,899,250)
                                                                                                                     =============


                                                                    SCHEDULE III
                                                                    (Continued)


                        NATIONAL TAX CREDIT INVESTORS II
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                           HELD BY LOCAL PARTNERSHIPS
                        IN WHICH NTCI-II HAS INVESTMENTS
                                DECEMBER 31, 1998


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

            3.    Investments in property and equipment:

                                                             Buildings,
                                                            Furnishings,
                                           Land               Equipment             Total
                                      ------------         --------------        ------------
Balance at January 1, 1996            $  9,541,976          $152,106,726         $161,648,702

Net additions during the year
ended December 31, 1996                         --                89,786               89,786
                                      ------------          ------------         ------------

Balance at December 31, 1996             9,541,976           152,196,512          161,738,488

Net additions during the year
ended December 31, 1997                        695             1,376,454            1,377,149
                                      ------------          ------------         ------------

Balance at December 31, 1997             9,542,671           153,572,966          163,115,637

Net additions during the year
ended December 31, 1998                     (1,379)              239,734              238,355
                                      ------------          ------------         ------------

Balance at December 31, 1998          $  9,541,292          $153,812,700         $163,353,992
                                      ============          ============         ============

                                                                    SCHEDULE III
                                                                     (Continued)


                        NATIONAL TAX CREDIT INVESTORS II
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                           HELD BY LOCAL PARTNERSHIPS
                        IN WHICH NTCI-II HAS INVESTMENTS
                                DECEMBER 31, 1998



                                           Buildings,
                                          Furnishings,
                                             And
                                          Equipment
                                          -----------
ACCUMULATED DEPRECIATION:

Balance at January 1, 1996                $25,435,427

Net additions during
the year ended
December 31, 1996                           5,483,906
                                          -----------

Balance at December 31, 1996               30,919,333

Net additions during
the year ended
December 31, 1997                           5,561,910
                                          -----------

Balance at December 31, 1997               36,481,243

Net additions during
the year ended
December 31, 1998                           5,418,007
                                          -----------

Balance at December 31, 1998              $41,899,250
                                          ===========

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

NATIONAL TAX CREDIT INVESTORS II (the "Partnership") has no directors or executive officers of its own.

Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P. (the "Operating Partnership"), a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. The following biographical information is presented for the directors and executive officers of NAPICO with principal responsibility for the Partnership's affairs.

CHARLES H. BOXENBAUM, 69, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

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

ALAN I. CASDEN, 53, Chairman of Casden Properties Inc. and The Casden Company, an affiliate of Casden Properties (formerly CoastFed Properties), a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

Mr. Casden is Chairman of the Board, Chief Executive Officer and sole shareholder of The Casden Company and Casden Investment Corp. He also became the Chairman of the Board of Casden Properties Inc. in 1998. Previously, he was the president and chairman of Mayer Group, Inc., which he joined in 1975. He is also chairman of Mayer Management, Inc., a real estate management firm. Mr. Casden has been involved in approximately $3 billion of real estate financings and sales and has been responsible for the development and construction of more than 12,000 apartment units and 5,000 single-family homes and condominiums.

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

HENRY C. CASDEN, 55, President, Chief Operating Officer and Secretary of The Casden Company and a director and secretary of NAPICO.

Mr. Casden has been President and Chief Operating Officer of The Casden Company, as well as a director of NAPICO since February 1988. He became secretary of both companies in late 1994. He also became the President of Casden Properties Inc. in 1998. From 1982 to 1988, Mr. Casden was of counsel and a partner in the Los Angeles law firm of Troy, Casden & Gould. From 1978 to 1981, he was of counsel and a partner in the Los Angeles law firm of Loeb & Loeb. From 1972 to 1978, Mr. Casden was a member of the Beverly Hills law firm of Fink & Casden, Professional Corporation.

Mr. Casden received his Bachelor of Arts degree from the University of California at Los Angeles, and is a graduate of the University of San Diego Law School. Mr. Casden is a member of the State Bar of California and has numerous professional affiliations.

PAUL PATIERNO, 42, Chief Financial Officer.

Mr. Patierno joined NAPICO in 1998 and is responsible for its financial affairs, as well as the limited partnerships sponsored by it. From 1995 until joining NAPICO in September 1998, Mr. Patierno was a senior manager in the affordable housing group of Altschuler, Melvoin and Glasser LLP, a national public accounting firm. From 1990 to 1995, he practiced public accounting with a firm specializing in real estate syndication. Mr. Patierno received his bachelor of science degree in accounting from California State University at Northridge, and is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

PATRICIA W. TOY, 69, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

MARK L. WALTHER, 38, Executive Vice President, General Counsel and Assistant Secretary.

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

(b) An annual Partnership management fee in an annual amount equal to 0.5 percent of invested assets (as defined) is payable to the General Partner and Special Limited Partner. Fees in amount of $764,612 were incurred for each of the years ended December 31, 1998, 1997 and 1996.

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

(d) The Partnership reimburses certain expenses to the General Partner. For the years ended December 31, 1998, 1997 and 1996, $0, $42,085 and $41,991,
      respectively, has been paid.

(e) An affiliate of the General Partner is responsible for the on-site property management for four Local Partnerships. The Local Partnerships paid the affiliate property management fees of $136,296, $122,740 and $131,023 in 1998, 1997 and 1996, respectively.


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


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

FINANCIAL STATEMENTS

Report of Independent Public Accountants.

Balance Sheets as of December 31, 1998 and 1997.

Statements of Operations for the years ended December 31, 1998, 1997 and 1996.

Statements of Partners' Equity (Deficiency) for the years ended December 31, 1998, 1997 and 1996.

Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

Notes to Financial Statements.

FINANCIAL STATEMENT SCHEDULES
APPLICABLE TO THE LIMITED PARTNERSHIPS IN WHICH NTCI-II HAS INVESTMENTS:

Schedule - Investments in Limited Partnerships, December 31, 1998, 1997 and
1996.

Schedule III - Real Estate and Accumulated Depreciation, December 31, 1998.

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

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the year ended December 31, 1998.

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


NATIONAL TAX CREDIT INVESTORS II

By:       NATIONAL PARTNERSHIP INVESTMENTS CORP.
          The General Partner


/s/ CHARLES H. BOXENBAUM
-------------------------------------
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer


/s/ BRUCE E. NELSON
-------------------------------------
Bruce E. Nelson
Director and President


/s/ ALAN I. CASDEN
-------------------------------------
Alan I. Casden
Director


/s/ HENRY C. CASDEN
-------------------------------------
Henry C. Casden
Director


/s/ PAUL PATIERNO
-------------------------------------
Paul Patierno
Chief Financial Officer