Form 10-Q
period 1999-03-31
NATIONAL TAX CREDIT INVESTORS II
filed 1999-05-24
CIK 859921

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended MARCH 31, 1999

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999




PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

            Balance Sheets, March 31, 1999 and December 31, 1998..............................       1

            Statements of Operations
                   Three Months Ended March 31, 1999 and 1998.................................       2

            Statement of Partners' Equity (Deficiency),
                  Three Months Ended March 31, 1999...........................................       3

            Statements of Cash Flows
                  Three Months Ended March 31, 1999 and 1998..................................       4

            Notes to Financial Statements ....................................................       5

     Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ........................................      11


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings...............................................................      14

     Item 6.  Exhibits and Reports on Form 8-K ...............................................      15

     Signatures . . . . . . . . . . . . . ....................................................      16

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      MARCH 31, 1999 AND DECEMBER 31, 1998

                                     ASSETS

                                                             1999              1998
                                                         (Unaudited)         (Audited)
                                                         -----------        -----------
INVESTMENTS IN LIMITED PARTNERSHIPS
    (Notes 1 and 2)                                      $20,464,295        $21,167,503

CASH AND CASH EQUIVALENTS (Note 1)                           507,177            515,522

RESTRICTED CASH (Note 3)                                     233,965            232,822
                                                         -----------        -----------

          TOTAL ASSETS                                   $21,205,437        $21,915,847
                                                         ===========        ===========


                            LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accrued fees due to partners (Notes 5 and 7)        $ 3,022,750        $ 2,831,597
     Capital contributions payable (Note 4)                  356,985            356,985
     Accounts payable and accrued expenses                    92,668            112,672
                                                         -----------        -----------
                                                           3,472,403          3,301,254
                                                         -----------        -----------

CONTINGENCIES (Note 6)

PARTNERS' EQUITY                                          17,733,034         18,614,593
                                                         -----------        -----------

           TOTAL LIABILITIES AND PARTNERS' EQUITY        $21,205,437        $21,915,847
                                                         ===========        ===========




   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                    1999                1998
                                                -----------         -----------
INTEREST INCOME                                 $     6,801         $     6,351
                                                -----------         -----------

OPERATING EXPENSES:
     Management fees - partners (Note 5)            191,153             191,153
     General and administrative (Note 5)             24,224              20,807
     Legal and accounting                            28,983              38,330
                                                -----------         -----------

         Total operating expenses                   244,360             250,290
                                                -----------         -----------

LOSS FROM PARTNERSHIP OPERATIONS                   (237,559)           (243,939)

EQUITY IN LOSS OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ACQUISITION COSTS (Note 2)                 (644,000)           (819,000)
                                                -----------         -----------

NET LOSS                                        $  (881,559)        $(1,062,939)
                                                ===========         ===========

NET LOSS PER LIMITED
     PARTNERSHIP INTEREST (Note 1)              $       (12)        $       (15)
                                                ===========         ===========


   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (Unaudited)



                                              General              Limited
                                              Partners             Partners              Total
                                            ------------         ------------         ------------
PARTNERSHIP INTERESTS                                                  72,404
                                                                 ============


PARTNERS' EQUITY (DEFICIENCY),
       January 1, 1999                      $   (442,778)        $ 19,057,371         $ 18,614,593

       Net loss for the three months
       ended March 31, 1999                       (8,815)            (872,744)            (881,559)
                                            ------------         ------------         ------------

PARTNERS' EQUITY (DEFICIENCY),
       March 31, 1999                       $   (451,593)        $ 18,184,627         $ 17,733,034
                                            ============         ============         ============


   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                                        1999                1998
                                                                    -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                       $  (881,559)        $(1,062,939)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
           Equity in loss of limited partnerships
               and amortization of acquisition costs                    644,000             819,000
           Increase (decrease) in:
               Accounts payable and accrued expenses                    (20,004)             (9,921)
               Accrued fees due to partners                             191,153             191,153
                                                                    -----------         -----------

            Net cash used in operating activities                       (66,410)            (62,707)
                                                                    -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Distributions from limited partnerships recognized as a             76,854             126,844
        return of capital
     Capital contributions                                              (17,646)                 --
     Increase in restricted cash                                         (1,143)             (2,703)
                                                                    -----------         -----------

            Net cash provided by investing activities                    58,065             124,141
                                                                    -----------         -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (8,345)             61,434

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          515,522             216,939
                                                                    -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $   507,177         $   278,373
                                                                    ===========         ===========


   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        GENERAL

        The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 1998 prepared by National Tax Credit Investors II (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

        In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999 and the results of operations and changes in cash flows for the three months then ended.

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

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1999


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

        During 1998, the Partnership recognized an impairment loss of $499,941 related to certain of the investments in local limited partnerships, which has been included in equity in loss of limited partnership.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1999


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

        At March 31, 1999, the Local Partnerships own residential projects consisting of 3,716 apartment units.

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

        The following is a summary of the investments in Local Partnerships for the three months ended March 31, 1999:

               Balance, beginning of period                                               $21,167,503
               Capital contributions                                                           17,646
               Equity in losses of limited partnerships                                      (600,000)
               Distributions recognized as a return of capital                                (76,854)
               Amortization of capitalized acquisition costs and fees                         (44,000)
                                                                                          -----------
               Balance, end of period                                                     $20,464,295
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

                                 MARCH 31, 1999

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

NOTE 5 - RELATED-PARTY TRANSACTIONS

        Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner and the Special Limited Partner for the following fees:

        (a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner and Special Limited Partner. For the three months ended March 31, 1999 and 1998, approximately $191,000 has been expensed. The unpaid balance at March 31, 1999 is approximately $3,022,750.

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

        (c) The Partnership reimburses NAPICO for certain expenses. For the three months ended March 31, 1999 and 1998 there were no reimbursements to NAPICO.

        NTC II is the Local Operating General Partner in four of the Partnership's 37 Local Partnerships. In addition, NTC II is either a special limited partner or an administrative general partner in each Local Partnership.

        An affiliate of the General Partner is currently managing four properties owned by Local Partnerships. The Local Partnerships pay the affiliate property management fees in the amount of 5 percent of their gross rental revenues and data processing fees. The amounts paid were approximately $36,000 and $39,000 for the three months ended March 31, 1999 and 1998, respectively.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1999


NOTE 6 - CONTINGENCIES

        The General Partner of the Partnership is involved in various lawsuits arising from transactions in the ordinary course of business. In addition, the Partnership was involved in the following lawsuit. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

        The Michigan Beach Limited Partnership, National Tax Credit Investors II ("NTCI-II"), National Tax Credit Inc. II ("NTC-II"), as the limited and administrative general partner, respectively, of the Michigan Beach Limited Partnership, and certain other defendants, including the Government National Mortgage Association ("GNMA") were engaged in litigation with the City of Chicago (the "City"). On October 27, 1998, the City and Michigan Beach entered into a settlement agreement whereby the City agreed to the modification of Michigan Beach's senior mortgage and the parties released each other from the claims asserted or which could have been asserted in the action. The case was dismissed on November 4, 1998.

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

                                 MARCH 31, 1999


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

                                 MARCH 31, 1999


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

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        RESULTS OF OPERATIONS (CONTINUED)

        Operating expenses consist primarily of recurring general and administrative expenses and professional fees for services rendered to the Partnership. In addition, an annual partnership management fee in an amount equal to 0.5 percent of invested assets is payable to the General Partner and Special Limited Partner. The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of Partnership affairs. The decrease in legal and accounting fees is due to the settlement of the Michigan Beach litigation in 1998, discussed below.

        The Michigan Beach Limited Partnership, National Tax Credit Investors II ("NTCI-II"), National Tax Credit Inc. II ("NTC-II"), as the limited and administrative general partner, respectively, of the Michigan Beach Limited Partnership, and certain other defendants, including the Government National Mortgage Association ("GNMA") were engaged in litigation with the City of Chicago (the "City"). On October 27, 1998, the City and Michigan Beach entered into a settlement agreement whereby the City agreed to the modification of Michigan Beach's senior mortgage and the parties released each other from the claims asserted or which could have been asserted in the action. The case was dismissed on November 4, 1998.

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

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1999


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

                                 MARCH 31, 1999


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

NTCI-II's General Partner is involved in various lawsuits. In addition, the Partnership is involved in the following lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, these claims will not result in any material liability to the Partnership.

The Michigan Beach Limited Partnership, National Tax Credit Investors II ("NTCI-II"), National Tax Credit Inc. II ("NTC-II"), as the limited and administrative general partner, respectively, of the Michigan Beach Limited Partnership, and certain other defendants, including the Government National Mortgage Association ("GNMA") were engaged in litigation with the City of Chicago (the "City"). On October 27, 1998, the City and Michigan Beach entered into a settlement agreement whereby the City agreed to the modification of Michigan Beach's senior mortgage and the parties released each other from the claims asserted or which could have been asserted in the action. The case was dismissed on November 4, 1998.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      No exhibits are required per the provision of Item 1 of regulation S-K.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1999


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


                                      NATIONAL TAX CREDIT INVESTORS II
                                      (a California limited partnership)


                                      By: National Partnership Investments Corp.
                                          General Partner



                                          /s/ BRUCE NELSON
                                          --------------------------------------
                                          Bruce Nelson
                                          President


                                      Date: May 24, 1999
                                           -------------------------------------



                                          /s/ CHARLES H. BOXENBAUM
                                          --------------------------------------
                                          Charles H. Boxenbaum
                                          Chief Executive Officer


                                      Date: May 24, 1999
                                           -------------------------------------