Form 10-Q
period 1999-06-30
NATIONAL TAX CREDIT INVESTORS II
filed 1999-08-16
CIK 859921

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the Quarterly Period Ended JUNE 30, 1999

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

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1999


PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements

              Balance Sheets, June 30, 1999 and December 31, 1998.........................1

              Statements of Operations
                     Six and Three Months Ended June 30, 1999 and 1998....................2

              Statement of Partners' Equity (Deficiency),
                    Six Months Ended June 30, 1999........................................3

              Statements of Cash Flows
                    Six Months Ended June 30, 1999 and 1998...............................4

              Notes to Financial Statements ..............................................5

       Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations .................................11


PART II.  OTHER INFORMATION

       Item 1.  Legal Proceedings........................................................15

       Item 6.  Exhibits and Reports on Form 8-K ........................................15

       Signatures . . . . . . . . . . . . . .............................................16

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                       JUNE 30, 1999 AND DECEMBER 31, 1998

                                     ASSETS


                                                                     1999                 1998
                                                                  (Unaudited)           (Audited)
                                                                 ------------         ------------
INVESTMENTS IN LIMITED PARTNERSHIPS
    (Notes 1 and 2)                                              $ 18,523,497         $ 21,167,503

CASH AND CASH EQUIVALENTS (Note 1)                                  1,570,925              515,522

RESTRICTED CASH (Note 3)                                              236,328              232,822
                                                                 ------------         ------------

          TOTAL ASSETS                                           $ 20,330,750         $ 21,915,847
                                                                 ============         ============


                       LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accrued fees due to partners (Notes 5 and 7)                $  3,213,902         $  2,831,597
     Capital contributions payable (Note 4)                           281,985              356,985
     Accounts payable and accrued expenses                             50,430              112,672
                                                                 ------------         ------------
                                                                    3,546,317            3,301,254
                                                                 ------------         ------------

CONTINGENCIES (Note 6)

PARTNERS' EQUITY                                                   16,784,433           18,614,593
                                                                 ------------         ------------

           TOTAL LIABILITIES AND PARTNERS' EQUITY                $ 20,330,750         $ 21,915,847
                                                                 ============         ============


   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                SIX AND THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                    Six months           Three months           Six months           Three months
                                                      ended                 ended                 ended                 ended
                                                  June 30, 1999         June 30, 1999         June 30, 1998         June 30, 1998
                                                  -------------         -------------         -------------         -------------
INTEREST INCOME                                   $      13,480         $       6,679         $      14,659         $       8,308
                                                  -------------         -------------         -------------         -------------

OPERATING EXPENSES:
     Management fees - partners (Note 5)                382,306               191,153               382,306               191,153
     General and administrative (Note 5)                 53,011                28,787                55,397                34,590
     Legal and accounting                               121,787                92,804                95,251                56,921
                                                  -------------         -------------         -------------         -------------

           Total operating expenses                     557,104               312,744               532,954               282,664
                                                  -------------         -------------         -------------         -------------

LOSS FROM PARTNERSHIP OPERATIONS                       (543,624)             (306,065)             (518,295)             (274,356)

DISTRIBUTION RECOGNIZEDS
     AS INCOME                                            1,464                 1,464                     -                     -

EQUITY IN LOSS OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ACQUISITION COSTS (Note 2)                   (1,288,000)             (644,000)           (1,638,000)             (819,000)
                                                  -------------         -------------         -------------         -------------

NET LOSS                                          $  (1,830,160)        $    (948,601)        $  (2,156,295)        $  (1,093,356)
                                                  =============         =============         =============         =============

NET LOSS PER LIMITED
     PARTNERSHIP INTEREST (Note 1)                $         (25)        $         (13)        $         (29)        $         (15)
                                                  =============         =============         =============         =============


   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                         SIX MONTHS ENDED JUNE 30, 1999
                                   (Unaudited)


                                                General                Limited
                                               Partners               Partners                 Total
                                             ------------           ------------           ------------

PARTNERSHIP INTERESTS                                                     72,404
                                                                    ============


PARTNERS' EQUITY (DEFICIENCY),
        January 1, 1999                      $   (442,778)          $ 19,057,371           $ 18,614,593

        Net loss for the six months
        ended June 30, 1999                       (18,302)            (1,811,858)            (1,830,160)
                                             ------------           ------------           ------------

PARTNERS' EQUITY (DEFICIENCY),
        June 30, 1999                        $   (461,080)          $ 17,245,513           $ 16,784,433
                                             ============           ============           ============


   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                                         1999                  1998
                                                                     ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                       $ (1,830,160)         $ (2,156,295)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
            Equity in loss of limited partnerships
                and amortization of acquisition costs                   1,288,000             1,638,000
            Increase in other assets                                            -               (27,000)
            Increase in restricted cash                                    (3,506)               (5,446)
            Increase (decrease) in:
                Accounts payable and accrued expenses                     (62,242)               34,180
                Accrued fees due to partners                              382,305               382,306
                                                                     ------------          ------------

             Net cash used in operating activities                       (225,603)             (134,255)
                                                                     ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Investments in limited partnerships:
         Capital contributions                                            (50,391)                    -
         Distributions from limited partnerships recognized
            as a return of capital                                      1,406,397               444,644
      Decrease in capital contributions payable                           (75,000)                    -
                                                                     ------------          ------------

             Net cash provided by investing activities                  1,281,006               444,644
                                                                     ------------          ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               1,055,403               310,389

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            515,522               216,939
                                                                     ------------          ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $  1,570,925          $    527,328
                                                                     ============          ============


   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1999


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

        In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999 and the results of operations and changes in cash flows for the six and three months then ended.

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

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1999


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

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

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1999


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

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

        At June 30, 1999, the Local Partnerships own residential projects consisting of 3,716 apartment units.

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

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1999


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        Distributions received by the Partnership from the Local Partnerships are accounted for as a return of capital until the investment balance is reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions received will be recognized as income.

        The following is a summary of the investments in Local Partnerships for the six months ended June 30, 1999:

        Balance, beginning of period                                    $ 21,167,503
        Capital contributions                                                 50,391
        Equity in losses of limited partnerships                          (1,200,000)
        Distributions recognized as a return of capital                   (1,406,397)
        Amortization of capitalized acquisition costs and fees               (88,000)
                                                                        ------------
        Balance, end of period                                          $118,523,497
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

NOTE 5 - RELATED-PARTY TRANSACTIONS

        Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner and the Special Limited Partner for the following fees:

        (a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner and

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1999


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        Special Limited Partner. For the six months ended June 30, 1999 and 1998, approximately $382,000 has been expensed. The unpaid balance at June 30, 1999 is approximately $3,214,000.

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

        (c) The Partnership reimburses NAPICO for certain expenses. For the six months ended June 30, 1999 and 1998 there were no reimbursements to NAPICO.

        NTC II is the Local Operating General Partner in four of the Partnership's 37 Local Partnerships. In addition, NTC II is either a special limited partner or an administrative general partner in each Local Partnership.

        An affiliate of the General Partner is currently managing five properties owned by Local Partnerships. The Local Partnerships pay the affiliate property management fees in the amount of 5 percent of their gross rental revenues and data processing fees. The amounts paid were approximately $90,981 and $78,000 for the six months ended June 30, 1999 and 1998, respectively.

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

                                  JUNE 30, 1999


NOTE 6 - CONTINGENCIES (CONTINUED)

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

                                  JUNE 30, 1999


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

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1999


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

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1999


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

                                  JUNE 30, 1999


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

                                  JUNE 30, 1999


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

                                  JUNE 30, 1999

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


                                      NATIONAL TAX CREDIT INVESTORS II
                                      (a California limited partnership)


                                      By: National Partnership Investments Corp.
                                      General Partner



                                       /s/ BRUCE NELSON
                                       ----------------------------------
                                       Bruce Nelson
                                       President


                                       Date:     August 13, 1999
                                            ----------------------------



                                       /s/ CHARLES H. BOXENBAUM
                                       ---------------------------------
                                       Charles H. Boxenbaum
                                       Chief Executive Officer


                                       Date:    August 13, 1999
                                            ----------------------------