Form 10-Q
period 1999-09-30
NATIONAL TAX CREDIT INVESTORS II
filed 1999-11-22
CIK 859921

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 1999

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999



PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements

              Balance Sheets, September 30, 1999 and December 31, 1998....................1

              Statements of Operations
                    Nine and Three Months Ended September 30, 1999 and 1998 ..............2

              Statement of Partners' Equity (Deficiency),
                    Nine Months Ended September 30, 1999..................................3

              Statements of Cash Flows
                    Nine Months Ended September 30, 1999 and 1998.........................4

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

       Signatures .......................................................................16

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                     ASSETS

                                                              1999           1998
                                                          (Unaudited)      (Audited)
                                                          -----------     -----------
INVESTMENTS IN LIMITED PARTNERSHIPS
    (Notes 1 and 2)                                       $17,863,545     $21,167,503

CASH AND CASH EQUIVALENTS (Note 1)                          1,346,630         515,522

RESTRICTED CASH (Note 3)                                      238,901         232,822
                                                          -----------     -----------

          TOTAL ASSETS                                    $19,449,076     $21,915,847
                                                          ===========     ===========

                     LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accrued fees due to partners (Notes 5 and 7)         $ 3,205,056     $ 2,831,597
     Capital contributions payable (Note 4)                   281,985         356,985
     Accounts payable and accrued expenses                     72,444         112,672
                                                          -----------     -----------
                                                            3,559,485       3,301,254
                                                          -----------     -----------
CONTINGENCIES (Note 6)

PARTNERS' EQUITY                                           15,889,591      18,614,593
                                                          -----------     -----------
           TOTAL LIABILITIES AND PARTNERS' EQUITY         $19,449,076     $21,915,847
                                                          ===========     ===========



   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                             Nine months      Three months      Nine months    Three months
                                                ended            ended            ended            ended
                                            Sept 30, 1999    Sept 30, 1999    Sept 30, 1998    Sept 30, 1998
                                            -------------    -------------    -------------    -------------
INTEREST INCOME                              $    29,371      $    15,891      $    24,950      $    10,291
                                             -----------      -----------      -----------      -----------

OPERATING EXPENSES:
     Management fees - partners (Note 5)         573,459          191,153          573,459          191,153
     General and administrative (Note 5)          99,897           46,886           72,094           16,697
     Legal and accounting                        150,481           28,694          136,204           40,953
                                             -----------      -----------      -----------      -----------

         Total operating expenses                823,837          266,733          781,757          248,803
                                             -----------      -----------      -----------      -----------

LOSS FROM PARTNERSHIP OPERATIONS                (794,466)        (250,842)        (756,807)        (238,512)

DISTRIBUTION RECOGNIZEDS
     AS INCOME                                     1,464               --               --               --

EQUITY IN LOSS OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ACQUISITION COSTS (Note 2)            (1,932,000)        (644,000)      (2,457,000)        (819,000)
                                             -----------      -----------      -----------      -----------

NET LOSS                                     $(2,725,002)     $  (894,842)     $(3,213,807)     $(1,057,512)
                                             ===========      ===========      ===========      ===========

NET LOSS PER LIMITED
     PARTNERSHIP INTEREST (Note 1)           $       (37)     $       (12)     $       (44)     $       (14)
                                             ===========      ===========      ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (Unaudited)



                                          General           Limited
                                          Partners          Partners           Total
                                        ------------      ------------      ------------
PARTNERSHIP INTERESTS                                           72,404
                                                          ============
PARTNERS' EQUITY (DEFICIENCY),
       January 1, 1999                  $   (442,778)     $ 19,057,371      $ 18,614,593

       Net loss for the nine months
       ended September 30, 1999              (27,250)       (2,697,752)       (2,725,002)
                                        ------------      ------------      ------------
PARTNERS' EQUITY (DEFICIENCY),
       September 30, 1999               $   (470,028)     $ 16,359,619      $ 15,889,591
                                        ============      ============      ============


   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                                     1999               1998
                                                                 -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                    $(2,725,002)       $(3,213,807)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
           Equity in loss of limited partnerships
               and amortization of acquisition costs               1,932,000          2,457,000
           Increase in other assets                                       --            (42,500)
           Increase in restricted cash                                (6,079)            (8,277)
           (Decrease) increase in:
               Accounts payable and accrued expenses                 (40,228)            12,232
               Accrued fees due to partners                          373,459            573,459
                                                                 -----------        -----------
            Net cash used in operating activities                   (465,850)          (221,893)
                                                                 -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in limited partnerships:
        Capital contributions                                       (138,339)                --
        Distributions from limited partnerships recognized
           as a return of capital                                    171,797            533,045
        Proceeds from partners admission                           1,338,500                 --
     Decrease in capital contributions payable                       (75,000)                --
                                                                 -----------        -----------
            Net cash provided by investing activities              1,296,958            533,045
                                                                 -----------        -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                            831,108            311,152

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       515,522            216,939
                                                                 -----------        -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $ 1,346,630        $   528,091
                                                                 ===========        ===========



   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999 and the results of operations for the nine and three months then ended and changes in cash flows for the nine months then ended.

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

                               SEPTEMBER 30, 1999


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

                               SEPTEMBER 30, 1999


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

At September 30, 1999, the Local Partnerships owned residential projects consisting of 3,716 apartment units.

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

                               SEPTEMBER 30, 1999


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

Distributions received by the Partnership from the Local Partnerships are accounted for as a return of capital until the investment balance is reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions received will be recognized as income.

The following is a summary of the investments in Local Partnerships for the nine months ended September 30, 1999:

Balance, beginning of period                               $ 21,167,503
Capital contributions                                           138,339
Equity in losses of limited partnerships                     (1,800,000)
Proceeds from partners admission                             (1,338,500)
Distributions recognized as a return of capital                (171,797)
Amortization of capitalized acquisition costs and fees         (132,000)
                                                           ------------
Balance, end of period                                     $ 17,863,545
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

                               SEPTEMBER 30, 1999


NOTE 5 - RELATED-PARTY TRANSACTIONS

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner and the Special Limited Partner for the following fees:

(a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner and Special Limited Partner. For the nine months ended September 30, 1999 and 1998, approximately $573,000 has been expensed. The unpaid balance at September 30, 1999 is approximately $3,205,000. The fees and expenses due the General Partner and Special Limited Partner exceeded the Partnership's cash. The partners, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

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

(c) The Partnership reimburses NAPICO for certain expenses. For the six months ended September 30, 1999 and 1998 there were no reimbursements to NAPICO.

NTC II is the Local Operating General Partner in four of the Partnership's 37 Local Partnerships. In addition, NTC II is either a special limited partner or an administrative general partner in each Local Partnership.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1999


NOTE 5 - RELATED-PARTY TRANSACTIONS (CONTINUED)

An affiliate of the General Partner is currently managing five properties owned by Local Partnerships. The Local Partnerships pay the affiliate property management fees in the amount of 5 percent of their gross rental revenues and data processing fees. The amounts paid were approximately $128,900 and $120,600 for the nine months ended September 30, 1999 and 1998, respectively.

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

Due to operating deficits, the Wade Walton local partnership filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in July 1999 in order to restructure its indebtedness.

Foreclosure proceedings were commenced against the Paramount local partnership in November 1998 and a receiver was appointed in May 1999. The local partnership is exploring various alternatives to satisfy its indebtedness.

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

                               SEPTEMBER 30, 1999


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

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CAPITAL RESOURCES AND LIQUIDITY (CONTINUED)

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

                               SEPTEMBER 30, 1999


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

Due to operating deficits, the Wade Walton local partnership filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in July 1999 in order to restructure its indebtedness.

Foreclosure proceedings were commenced against the Paramount local partnership in November 1998 and a receiver was appointed in May 1999. The local partnership is exploring various alternatives to satisfy its indebtedness.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1999


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

                               SEPTEMBER 30, 1999


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NTCI-II's General Partner is involved in various lawsuits. In addition, the Partnership is involved in the following lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, these claims will not result in any material liability to the Partnership.

Due to operating deficits, the Wade Walton local partnership filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in July 1999 in order to restructure its indebtedness.

Foreclosure proceedings were commenced against the Paramount local partnership in November 1998 and a receiver was appointed in May 1999. The local partnership is exploring various alternatives to satisfy its indebtedness.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     No exhibits are required per the provision of Item 1 of regulation S-K.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1999

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NATIONAL TAX CREDIT INVESTORS II
                                    (a California limited partnership)


                                    By: National Partnership Investments Corp.,
                                        its General Partner



                                        By: /s/ BRUCE NELSON
                                           -----------------------------------
                                              Bruce Nelson
                                              President


                                        Date:    November 17, 1999
                                             ---------------------------------



                                        By: /s/ CHARLES H. BOXENBAUM
                                           -----------------------------------
                                              Charles H. Boxenbaum
                                              Chief Executive Officer


                                        Date:    November 17, 1999
                                             ---------------------------------