Form 10-K405
period 1999-12-31
NATIONAL TAX CREDIT INVESTORS II
filed 2000-04-14
CIK 859921

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the Fiscal Year Ended DECEMBER 31, 1999

                             Commission File Number
                                     0-20610

                        NATIONAL TAX CREDIT INVESTORS II

                        A CALIFORNIA LIMITED PARTNERSHIP

                  I.R.S. Employer Identification No. 93-1017959
                                                    ------------

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

Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P. (the "Operating Partnership"), a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. The current members of NAPICO's Board of Directors are Charles H. Boxenbaum, Bruce E. Nelson and Alan I. Casden.

In general, an owner of a low-income housing project is entitled to receive the Housing Tax Credit in each year of a ten- year period (the "Credit Period"). The apartment complexes ("Apartment Complex") are subject to a minimum compliance period of not less than fifteen years (the "Compliance Period"). Tax Credits are available to the limited partners to reduce their federal income taxes. The ability of a limited partner to utilize such credits may be restricted by the passive activity loss limitation and the general business tax credit limitation rules. NTCI-II has made capital contributions to 37 Local Partnerships. Each of these Local Partnerships owns an Apartment Complex that is eligible for the Housing Tax Credit. Several of the Local Partnerships also benefit from government programs promoting low or moderate income housing.

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

During 1999, the Apartment Complexes in which NTCI-II had invested were substantially rented.

The following is a schedule of the status as of December 31, 1999, of the Apartment Complexes owned by Local Partnerships in which NTCI-II is a limited partner.

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH NTCI-II HAS AN INVESTMENT
                                DECEMBER 31, 1999

                                                                              Units Occupied
                                                                              as a Percentage
                                                                              of Total Units
                                        No. of            Units                Available for
Name & Location                         Units            Occupied                Occupancy
---------------                         -----            --------             ---------------
Ashville Equity (Westview)
  Ashville, OH                           41                 34                      83%
Columbus Junction Park
  Columbus Junction, IA                  24                 21                      88%
Cottages of North St. Paul (Elderly)
  North St. Paul, MN                     94                 93                      99%
Cottonwood Park
  Colorado Springs, CO                   90                 84                      93%
Countryside
  Howell Township, NJ                   180                164                      91%
East Ridge Apartments
  St. Clair, MO                          48                 37                      77%
Edgewood Apartments
  Rogers, AR                            108                103                      95%
Fourth Street
  Los Angeles, CA                        44                 42                      95%
Germantown Apartments
  Conway, AR                            132                131                      99%
Great Basin Associates
  Reno, NV                               28                 24                      86%
Grimes Park Apartments
  Grimes, IA                             16                 14                      88%
Jamestown Terrace
  Jamestown, CA                          56                 53                      95%
Jefferson Meadows Apartments
  Detroit, MI                            83                 81                      98%
Kentucky River Apartments
  Winchester, KY                         42                 40                      95%
Lincoln Grove Apartments
  Greensboro, NC                        116                110                      95%
Meadowlakes Apartments
  Searcy, AR                            108                106                      98%
Michigan Beach Apartments
  Chicago, IL                           240                214                      89%
Nickel River (Wedgewood) Apartments
  LaCrosse, WI                          105                 91                      87%
Norwalk Park Apartments
  Norwalk, IA                            16                 16                     100%

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                 IN WHICH NTCI-II HAS AN INVESTMENT (CONTINUED)
                                DECEMBER 31, 1999

                                                                              Units Occupied
                                                                              as a Percentage
                                                                              of Total Units
                                        No. of            Units                Available for
Name & Location                         Units            Occupied                Occupancy
---------------                         -----            --------             ---------------
Oakview Apartments
  Spartanburg, SC                       106                103                      97%
Palm Springs View
  Palm Springs, CA                      120                118                      98%
Pam Apartments
  Pampa, TX                              96                 92                      96%
Paramount Apartments
  Maple Heights, OH                      99                 70                      71%
Parkwood Landing
  Huntsville, AL                        204                171                      84%
Pensacola Affordable
  Pensacola, FL                          56                 53                      95%
Pineview Terrace
  Katy, TX                              120                112                      93%
Quivera
 Lenexa, KS                             289                269                      93%
Rancho Del Mar
  Tucson, AZ                            312                281                      90%
Salem Park Apartments
  Conway, AR                            144                144                     100%
Sheboygan Apartments
  Sheboygan, WI                          59                 46                      78%
Sitka III
  Sitka, AK                              16                 11                      69%
Soldotna (Northwood Senior) Apartments
  Soldotna, AK                           23                 23                     100%
Torres de Plata II
  Toa Alto, PR                           78                 78                     100%
Villa Real
  Santa Fe, NM                          120                112                      93%
Virginia Park Meadows
  Detroit, MI                            83                 76                      92%
Wade Walton Apartments
  Clarksdale, MI                        108                 79                      73%
Westbridge Apartments
  W. Columbia, SC                       112                106                      95%
                                      -----             ------
                                      3,716              3,402                      91%
                                      =====              =====

ITEM 2. PROPERTIES:

Through its investment in Local Partnerships, NTCI-II holds interests in Apartment Complexes. See Item 1 and Schedule for information pertaining to these Apartment Complexes.


ITEM 3. LEGAL PROCEEDINGS:

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

The Wade Walton local partnership commenced proceedings under Chapter 11 of the United States Bankruptcy Code on July 20, 1999.

As of December 31, 1999, NTCI-II's General Partner was a plaintiff or a defendant in several lawsuits. In addition, the Partnership was involved in the following lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, these claims will not result in any material liability to the Partnership.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Not applicable.


PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS:

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by PaineWebber Incorporated. It is not anticipated that any active public market will develop for the purchase and sale of any Limited Partnership Interests. Limited Partnership Interests may not be transferred but can be assigned only if certain requirements in the Partnership Agreement are satisfied. At December 31, 1999, there were 3,696 registered holders of units in NTCI-II. The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Partnerships. Distributions have not been made from inception of the Partnership to December 31, 1999.

ITEM 6. SELECTED FINANCIAL DATA:


                                                            Year Ended December 31,
                                 ----------------------------------------------------------------------------
                                     1999            1998            1997            1996            1995
                                 ------------    ------------    ------------    ------------    ------------
Interest income                  $     49,340    $     33,049    $     21,559    $     25,136    $    165,254

Operating expenses                  1,063,748       1,080,349       1,060,595       1,037,055       1,291,664

Equity in loss of limited
   partnerships and
   amortization of
   acquisition costs               (3,198,976)     (4,040,526)     (4,222,167)     (4,746,790)     (4,684,182)

Write-off of Local Partnership             --              --              --      (1,117,893)             --
                                 ------------    ------------    ------------    ------------    ------------

Net loss                         $ (4,213,384)   $ (5,087,826)   $ (5,261,203)   $ (6,876,602)   $ (5,810,592)
                                 ============    ============    ============    ============    ============

Net loss per limited
   limited partnership
   interest                      $        (58)   $        (70)   $        (72)   $        (94)   $        (79)
                                 ============    ============    ============    ============    ============


Total assets                     $ 17,812,372    $ 21,915,847    $ 26,193,937    $ 30,691,137    $ 37,053,252
                                 ============    ============    ============    ============    ============

Investments
   in limited
   partnerships                  $ 16,153,744    $ 21,167,503    $ 25,724,722    $ 30,331,138    $ 36,116,847
                                 ============    ============    ============    ============    ============

Capital contributions
   payable                       $      1,076    $    356,985    $    356,985    $    356,985    $    356,985
                                 ============    ============    ============    ============    ============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

CAPITAL RESOURCES

The Partnership raised $72,404,000 from investors by a public offering, the term of which expired on April 22, 1992, that was used for the acquisition of investments in Local Partnerships which own the Apartment Complexes. The Partnership holds limited partnership interests in 37 Local Partnerships. Normally, the capital contributions to the Local Partnerships are payable in installments, with each contribution due on a specified date and/or provided that certain conditions regarding construction operation and financing of the project have been fulfilled. At December 31, 1999, $1,076 remains outstanding for one Local Partnership.

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

The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Partnerships. Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. Limited partners are not liable for losses beyond their contributed capital. The equity in loss of limited partnerships has been decreasing primarily as a result of the Partnership's investments in certain local limited partnerships being reduced to zero during the three year period ended December 31, 1999, after which point losses are not recognized. The cumulative amount of unrecognized equity in losses of unconsolidated limited partnerships is approximately $6,004,000 as of December 31, 1999.

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

The Michigan Beach property, a 240-unit apartment complex located in Chicago, Illinois, has been operating at a substantial deficit since 1996. The deficit has been attributable to a soft local rental market, high leverage and deferred maintenance. In November 1996, the local partnership ceased making payments on its first mortgage, and has commenced negotiations with the lender and the U.S. Department of Housing and Urban Development, who insures the loan, in order to cure the default. During 1998, the loan was restructured through a Partial Payment of Claim ("PPC") with HUD. As a result, the first mortgage balance was reduced from approximately $5.25 million to $2.84 million. The interest rate was reduced from 10.125% to 7.625%. The PPC also resulted in a new second mortgage of approximately $3.56 million payable only from "surplus cash" or proceeds from sale of the property. The PPC cured the aforementioned default. However, as a result of the default and the legal proceedings discussed in Item 3, the carrying value of the investment of $1,117,893 was written off in 1996.

Foreclosure proceedings were commenced against the Paramount local partnership in November 1998 and a receiver was appointed in May 1999. A decree of foreclosure was entered in January 2000, although no foreclosure sale has been set. The local partnership is exploring various alternatives to satisfy its indebtedness. The Partnership has no investment balance related to this local partnership.

Due to operating deficits, the Wade Walton local partnership which owns a property in Clarksdale, Mississippi commenced a bankruptcy case in order to reorganize under Chapter 11 of the United States Bankruptcy Code. The local partnership has filed a reorganization plan which proposes to pay all creditors in full. The Partnership has no investment balance related to this local partnership.

The Partnership has received notification form the Internal Revenue Service ("IRS") in April, 1998, that the low income housing tax credits generated during 1992 and 1993 by the Wedgewood Commons local partnership were subject to recapture due to the local partnership's alleged failure to properly comply with federal tax credit guidelines. The Partnership has filed an administrative appeal of the IRS notification. As of the closed of the reporting period, however, the IRS has indicated that it has closed the audit and will not pursue adjustments to the low income housing tax credits taken for the 1993 tax year.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

The Financial Statements and Supplementary Data are listed under Item 14.


ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
        DISCLOSURE:

Not applicable.

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                              FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULES
                  AND REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                             AS OF DECEMBER 31, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
National Tax Credit Investors II
(A California limited partnership)

We have audited the accompanying balance sheets of National Tax Credit Investors II (a California limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the index in item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent 23 percent and 32 percent of total assets as of December 31, 1999 and 1998, respectively, and the equity in loss of these limited partnerships represents 40 percent, 42 percent and 27 percent of the total net loss of the Partnership for the years ended December 31, 1999, 1998 and 1997, respectively, and represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these investee limited partnerships were audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of National Tax Credit Investors II as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Los Angeles, California
March 31, 2000

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                                     ASSETS

                                                        1999           1998
                                                     -----------    -----------
INVESTMENTS IN LIMITED PARTNERSHIPS
    (Notes 1 and 2)                                  $16,153,744    $21,167,503

CASH AND CASH EQUIVALENTS (Note 1)                     1,296,513        515,522

OTHER ASSETS                                             120,479             --

RESTRICTED CASH (Note 3)                                 241,636        232,822
                                                     -----------    -----------

          TOTAL ASSETS                               $17,812,372    $21,915,847
                                                     ===========    ===========


LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accrued fees due to partners (Notes 5 and 8)    $ 3,296,209    $ 2,831,597
     Capital contributions payable (Note 4)                1,076        356,985
     Accounts payable and accrued expenses               113,878        112,672
                                                     -----------    -----------
                                                       3,411,163      3,301,254
                                                     -----------    -----------

CONTINGENCIES (Note 7)

PARTNERS' EQUITY                                      14,401,209     18,614,593
                                                     -----------    -----------

           TOTAL LIABILITIES AND PARTNERS' EQUITY    $17,812,372    $21,915,847
                                                     ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                               1999            1998            1997
                                            -----------     -----------     -----------
INTEREST INCOME                             $    49,340     $    33,049     $    21,559
                                            -----------     -----------     -----------

OPERATING EXPENSES:
     Management fees - partners (Note 5)        764,612         764,612         764,612
     General and administrative (Note 5)         99,723          94,641         136,311
     Legal and accounting                       199,413         221,096         159,672
                                            -----------     -----------     -----------

            Total operating expenses          1,063,748       1,080,349       1,060,595
                                            -----------     -----------     -----------

LOSS FROM PARTNERSHIP OPERATIONS             (1,014,408)     (1,047,300)     (1,039,036)

EQUITY IN LOSS OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ACQUISITION COSTS (Note 2)           (3,198,976)     (4,040,526)     (4,222,167)
                                            -----------     -----------     -----------

NET LOSS                                    $(4,213,384)    $(5,087,826)    $(5,261,203)
                                            ===========     ===========     ===========

NET LOSS PER LIMITED
     PARTNERSHIP INTEREST (Note 1)          $       (58)    $       (70)    $       (72)
                                            ===========     ===========     ===========



   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                    General          Limited
                                    Partners         Partners          Total
                                  ------------     ------------     ------------
PARTNERS' EQUITY (DEFICIENCY),
    January 1, 1997               $   (339,288)    $ 29,302,910     $ 28,963,622

    Net loss for 1997                  (52,612)      (5,208,591)      (5,261,203)
                                  ------------     ------------     ------------

PARTNERS' EQUITY (DEFICIENCY),
    December 31, 1997                 (391,900)      24,094,319       23,702,419

    Net loss for 1998                  (50,878)      (5,036,948)      (5,087,826)
                                  ------------     ------------     ------------

PARTNERS' EQUITY (DEFICIENCY),
    December 31, 1998                 (442,778)      19,057,371       18,614,593

    Net loss for 1999                  (42,134)      (4,171,250)      (4,213,384)
                                  ------------     ------------     ------------

PARTNERS' EQUITY (DEFICIENCY),
    December 31, 1999             $   (484,912)    $ 14,886,121     $ 14,401,209
                                  ============     ============     ============



   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                               1999            1998            1997
                                                            -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                              $(4,213,384)    $(5,087,826)    $(5,261,203)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
            Equity in loss of limited partnerships
                and amortization of acquisition costs         3,198,976       4,040,526       4,222,167
            (Increase) decrease in other assets                (120,479)         30,269         (30,269)
            Increase (decrease) in:
                Accounts payable and accrued expenses             1,206          45,124            (607)
                Accrued fees due to partners                    464,612         764,612         764,610
                                                            -----------     -----------     -----------

             Net cash used in operating activities             (669,069)       (207,295)       (305,302)
                                                            -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Investments in limited partnerships:
         Capital recoveries (contributions)                     199,590        (669,677)          3,937
         Decrease in capital contributions payable             (355,909)             --              --
         Distributions recognized as a return of capital      1,615,193       1,186,370         380,312
         Increase in restricted cash                             (8,814)        (10,815)         (9,878)
                                                            -----------     -----------     -----------

             Net cash provided by investing activities        1,450,060         505,878         374,371
                                                            -----------     -----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       780,991         298,583          69,069

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                    515,522         216,939         147,870
                                                            -----------     -----------     -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                      $ 1,296,513     $   515,522     $   216,939
                                                            ===========     ===========     ===========



   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

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

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Method of Accounting for Investment in Limited Partnerships

        The investments in limited partnerships are accounted for on the equity method. Acquisition, selection and other costs related to the acquisition of the projects acquired are capitalized as part of the investment accounts and are being amortized on a straight line basis over the estimated lives of the underlying assets, which is generally 30 years.

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

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999


2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        At December 31, 1999, the Local Partnerships own residential projects consisting of 3,716 apartment units.

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

        The Partnership's allocable share of losses from Local Partnerships are recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero will not be recognized. The cumulative amount of unrecognized equity in losses of unconsolidated limited partnerships is approximately $6,004,000 as of December 31, 1999.

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

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999


2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        The following is a summary of the investments in and advances to Local Partnerships and reconciliation to the Local Partnerships accounts:

                                                                      1999             1998
                                                                  ------------     ------------
        Investments balance, beginning of year                    $ 21,167,503     $ 25,724,722
        Capital (recoveries) contributions                            (199,590)         669,677
        Equity in loss of limited partnerships                      (2,727,055)      (3,838,018)
        Amortization of capitalized acquisition costs and fees        (471,921)        (202,508)
        Distributions recognized as a return of capital             (1,615,193)      (1,186,370)
                                                                  ------------     ------------

        Investments balance, end of year                          $ 16,153,744     $ 21,167,503
                                                                  ============     ============

        The difference between the investment per the accompanying balance sheets at December 31, 1999 and 1998, and the equity per the Local Partnerships' combined financial statements is due primarily to costs capitalized to the investment account and the Partnership's recording of capital contributions payable to the Local Partnerships in its investment balance.

        Michigan Beach

        The Michigan Beach property, a 240-unit apartment complex located in Chicago, Illinois, has been operating at a substantial deficit since 1996. The deficit has been attributable to a soft local rental market, high leverage and deferred maintenance. In November 1996, the local partnership ceased making payments on its first mortgage, and has commenced negotiations with the lender and the U.S. Department of Housing and Urban Development, who insures the loan, in order to cure the default. As a result of the above and the legal proceedings discussed in Note 7, the carrying value of the investment of $1,117,893 was written off in 1996. During 1998, the loan was restructured and the aforementioned default was cured. In addition, all litigation has been settled and the lawsuit has been dismissed.

        Paramount

        Foreclosure proceedings were commenced against the Paramount local partnership in November 1998 and a receiver was appointed in May 1999. A decree of foreclosure was entered in January 2000, although no foreclosure sale has been set. The local partnership is exploring various alternatives to satisfy its indebtedness. The Partnership has no investment balance related to this local partnership.

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999


2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        Wade Walton

        Due to operating deficits, the Wade Walton local partnership which owns a property in Clarksdale, Mississippi commenced a bankruptcy case in order to reorganize under Chapter 11 of the United States Bankruptcy Code. The local partnership has filed a reorganization plan which proposes to pay all creditors in full. The Partnership has no investment balance related to this local partnership.

        Selected financial information from the combined financial statements of the Local Partnerships at December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 is as follows:

                                 Balance Sheets

                                                        1999        1998
                                                      --------    --------
                                                         (in thousands)
        Land and buildings, net                       $107,845    $121,455
                                                      ========    ========

        Total assets                                  $119,343    $134,315
                                                      ========    ========

        Mortgages and construction loans payable
        secured by real property                      $ 88,305    $ 88,330
                                                      ========    ========

        Total liabilities                             $101,672    $104,094
                                                      ========    ========

        Equity of National Tax Credit Investors II    $  6,306    $ 18,520
                                                      ========    ========

        Equity of other partners                      $ 11,365    $ 11,701
                                                      ========    ========

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999


2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

                            Statements of Operations

                                                   1999         1998         1997
                                                 --------     --------     --------
                                                           (in thousands)
        Total revenues                           $ 19,221     $ 18,722     $ 18,303
                                                 ========     ========     ========

        Interest expense                         $  6,401     $  7,148     $  7,245
                                                 ========     ========     ========

        Depreciation and amortization            $  5,131     $  5,495     $  5,551
                                                 ========     ========     ========

        Total expenses                           $ 31,145     $ 23,236     $ 23,016
                                                 ========     ========     ========

        Net loss                                 $(11,923)    $ (4,514)    $ (4,713)
                                                 ========     ========     ========

        Net loss allocable to the Partnership    $(11,834)    $ (4,064)    $ (4,510)
                                                 ========     ========     ========

        Included in expenses for 1999 is an impairment loss of $8,190,000 related to one Local Partnership, in which the Partnership has a zero investment balance.

        An affiliate of the General Partner is the Local Operating General Partner in four of the Local Partnerships included above, and another affiliate receives property management fees of approximately 5 percent of gross revenues from three of these four Local Partnerships and from four other Local Partnership (Note 5) in which the affiliate is not the General Partner. The following sets forth the significant combined data for the Local Partnerships in which an affiliate of the General Partner was the Local Operating General Partner:

                                                        1999         1998        1997
                                                      --------     --------     --------
                                                               (in thousands)
        Total assets                                  $ 11,734     $ 13,396
                                                      ========     ========

        Total liabilities                             $  7,778     $  9,026
                                                      ========     ========

        Equity of National Tax Credit Investors II    $  1,438     $  1,812
                                                      ========     ========

        Equity of other partners                      $  2,518     $  2,558
                                                      ========     ========

        Total revenue                                 $  1,850     $  1,789     $  1,754
                                                      ========     ========     ========

        Net loss                                      $   (296)    $   (477)    $   (376)
                                                      ========     ========     ========

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999


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

5.      RELATED-PARTY TRANSACTIONS

        Under the terms of the Amended and Restated Agreement of Limited Partnership, the Partnership is obligated to the General Partner and the Special Limited Partner for the following fees:

        (a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the partnership agreement) is payable to the General Partner and Special Limited Partner. Partnership management fees in the amount of $764,612 were recorded as an expense in 1999, 1998 and 1997. As of December 31, 1999 and 1998, management fees in the amount of $3,296,209 and $2,831,597 respectively, were due to the General Partner and the Special Limited Partner.

               As of December 31, 1999, the fees and expenses due the General Partner and Special Limited Partner exceeded the Partnership's cash. The partners, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

        (b) A property disposition fee is payable to the General Partner in an amount equal to the lesser of (i) one-half of the competitive real estate commission that would have been charged by unaffiliated third parties providing comparable services in the area where the apartment complex is located, or (ii) 3 percent of the sale price received in connection with the sale or disposition of the apartment complex or local partnership interest, but in no event will the property disposition fee and all amounts payable to unaffiliated real estate brokers in connection with any such sale exceed in the aggregate,

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999


5.      RELATED-PARTY TRANSACTIONS (CONTINUED)

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

        (c) The Partnership reimburses certain expenses to the General Partner. The reimbursement paid to the General Partner was $0, $0 and $42,085 for the years ended December 31, 1999, 1998 and 1997, respectively, and is included in general and administrative expenses.

        NTC-II is the Local Operating General Partner in four of the Partnership's 37 Local Partnerships. In addition, NTC-II is either a special limited partner or non-managing administrative general partner in each Local Partnership.

        An affiliate of the General Partner is responsible for the on-site property management for seven Local Partnerships in 1999 and four Local Partnerships in 1998 and 1997 (Note 2). The Local Partnerships paid the affiliate property management fees of $182,781, $136,296 and $122,740 in 1999, 1998 and 1997, respectively.

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

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999


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

9.      FOURTH-QUARTER ADJUSTMENT

        The Partnership's policy is to record its equity in the loss of limited partnerships on a quarterly basis using estimated financial information furnished by the various local operating general partners. The equity in loss reflected in the accompanying annual consolidated financial statements is based primarily upon audited financial statements of the investee limited partnerships. The increase, approximately $1,266,975 between the estimated nine-month equity in loss and the actual 1999 year end equity in loss, has been recorded in the fourth quarter.

                                                                        SCHEDULE

                        NATIONAL TAX CREDIT INVESTORS II
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                      YEAR ENDED DECEMBER 31, 1999
                                     ---------------------------------------------------------------
                                        BALANCE         CAPITAL        CAPITALIZED
   LIMITED                             JANUARY 1,     CONTRIBUTIONS    ACQUISITION         CASH
PARTNERSHIPS                             1999          (RECOVERY)       COSTS/FEES     DISTRIBUTIONS
------------                         ------------     ------------     ------------    -------------
Ashville Equity                      $    362,555     $     23,000     $                $
Columbus Junction                          49,060                                             (1,638)
Cottonwood Park                         1,124,314
The Cottages I                                 --
Countryside                             1,802,706                                            (35,720)
Eastridge Apartments                      471,699
Edgewood Apartments                     1,092,162                                            (18,095)
Fourth Street                           1,508,797
Germantown Apartments                   1,227,404                                            (18,810)
Great Basin Associates                         --           11,139
Grimes Park Apartments                     47,307                                             (1,158)
Jamestown                                 323,393
Jefferson Meadows Apartments              251,690
Kentucky River Apartments                 874,396
Lincoln Grove                             796,165                                            (20,400)
Meadowlakes Apartments                  1,098,046                                            (16,128)
Michigan Beach Apartments                      --           19,789
Nickel River (Wedgewood) Apts             842,914                                             (4,080)
Norwalk Park Apartments                    42,550                                             (1,088)
Oakview                                   784,765
Pam Apartments                             33,501                                            (13,450)
Palm Springs View                              --
Paramount Apartments                           --           17,647
Parkwood Landing                          672,606         (271,165)
Pensacola Affordable                      361,887                                            (15,287)
Pineview Terrace                          395,756
Quivera                                   235,822                                            (27,996)
Rancho Del Mar                          3,408,959                                            (83,000)
Salem Park Apartments                     554,438                                            (11,667)
Sheboygan Apartments                      470,953
Sitka III Apartments                           --
Soldotna (Northwood Senior) Apts          183,941                                             (1,848)
Torres De Plata II                         60,624                                             (6,328)
Villa Real                              1,850,135                                         (1,338,500)
Virginia Park Meadows                     238,958
Wade Walton Apartments                         --
Westbridge Apartments                          --
Western (Ellis) Court                          --
                                     ------------     ------------     ------------     ------------

                                     $ 21,167,503     $   (199,590)    $         --     $ (1,615,193)
                                     ============     ============     ============     ============


                                                    YEAR ENDED DECEMBER 31, 1999
                                     --------------------------------------------------------------
                                       EQUITY         AMORTIZATION       BALANCE        CAPITAL
   LIMITED                             INCOME        OF CAPITALIZED    DECEMBER 31,   CONTRIBUTIONS
PARTNERSHIPS                           (LOSS)          ACQ. COSTS          1999          PAYABLE
------------                         ------------    --------------    ------------   -------------
Ashville Equity                      $   (153,541)    $     (5,891)    $    226,123    $
Columbus Junction                         (17,874)          (1,931)          27,617
Cottonwood Park                           (33,035)          (8,012)       1,083,267
The Cottages I                                                  --               --
Countryside                              (327,610)         (11,362)       1,428,014
Eastridge Apartments                      (72,635)          (2,987)         396,077
Edgewood Apartments                      (113,326)          (5,834)         954,907
Fourth Street                            (131,568)          (7,053)       1,370,176
Germantown Apartments                    (128,673)          (6,811)       1,073,110
Great Basin Associates                    (11,139)              --               --
Grimes Park Apartments                    (11,958)          (2,116)          32,075
Jamestown                                 (79,670)          (3,322)         240,401
Jefferson Meadows Apartments             (204,661)          (7,574)          39,455
Kentucky River Apartments                 (13,808)          (4,719)         855,869
Lincoln Grove                             (69,548)          (4,527)         701,690
Meadowlakes Apartments                    (67,915)          (5,828)       1,008,175
Michigan Beach Apartments                 (19,789)              --               --
Nickel River (Wedgewood) Apts             (26,005)          (7,170)         805,659
Norwalk Park Apartments                   (18,413)          (1,416)          21,633
Oakview                                   127,046           (2,926)         908,885
Pam Apartments                            (17,215)          (2,836)              --
Palm Springs View                                               --               --           1,076
Paramount Apartments                      (17,647)              --               --
Parkwood Landing                         (278,198)         (13,783)         109,460
Pensacola Affordable                      (22,837)          (3,401)         320,362
Pineview Terrace                           34,611           (6,197)         424,170
Quivera                                  (196,782)         (11,044)              --
Rancho Del Mar                           (209,693)         (16,084)       3,100,182
Salem Park Apartments                    (113,312)          (6,787)         422,672
Sheboygan Apartments                      (99,553)          (3,550)         367,850
Sitka III Apartments                                            --               --
Soldotna (Northwood Senior) Apts          (15,931)          (1,900)         164,262
Torres De Plata II                                          (2,580)          51,716
Villa Real                               (204,623)        (307,012)              --
Virginia Park Meadows                    (211,753)          (7,268)          19,937
Wade Walton Apartments                                          --               --
Westbridge Apartments                                           --               --
Western (Ellis) Court                                                            --
                                     ------------     ------------     ------------    ------------

                                     $ (2,727,055)    $   (471,921)    $ 16,153,744    $      1,076
                                     ============     ============     ============    ============

                                                                        SCHEDULE

                        NATIONAL TAX CREDIT INVESTORS II
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                    YEAR ENDED DECEMBER 31, 1998
                                     -------------------------------------------------------------
                                       BALANCE                        CAPITALIZED
  LIMITED                             JANUARY 1,       CAPITAL        ACQUISITION       CASH
PARTNERSHIPS                            1998        CONTRIBUTIONS     COSTS/FEES     DISTRIBUTIONS
------------                         ------------   -------------    ------------    -------------
Ashville Equity                      $    413,853    $    101,869    $                $
Columbus Junction                          52,477
Cottonwood Park                         1,118,398
The Cottages I                                 --
Countryside                             2,155,571                                         (133,950)
Eastridge Apartments                      529,585          17,000
Edgewood Apartments                     1,265,063                                          (80,250)
Fourth Street                           1,652,546
Germantown Apartments                   1,346,628                                          (39,501)
Great Basin Associates                         --
Grimes Park Apartments                     58,603
Jamestown                                 385,783
Jefferson Meadows Apartments              489,630
Kentucky River Apartments                 912,289
Lincoln Grove                             905,313                                          (20,400)
Meadowlakes Apartments                  1,179,475                                          (17,594)
Michigan Beach Apartments                      --         549,308                          (23,727)
Nickel River (Wedgewood) Apts             882,426
Norwalk Park Apartments                    62,141
Oakview                                   753,664
Pam Apartments                            112,633                                          (12,902)
Palm Springs View                         360,155
Paramount Apartments                      412,304
Parkwood Landing                          973,811
Pensacola Affordable                      435,601                                          (47,476)
Pineview Terrace                          439,624
Quivera                                   573,070                                         (177,996)
Rancho Del Mar                          3,664,430                                          (37,500)
Salem Park Apartments                     622,601                                          (12,048)
Sheboygan Apartments                      582,167
Sitka III Apartments                       19,538
Soldotna (Northwood Senior) Apts          208,878                                           (1,698)
Torres De Plata II                         69,532                                           (6,328)
Villa Real                              2,466,601           1,500                         (575,000)
Virginia Park Meadows                     501,471
Wade Walton Apartments                    118,224
Westbridge Apartments                         637
Western (Ellis) Court                          --
                                     ------------    ------------    ------------     ------------

                                     $ 25,724,722    $    669,677    $         --     $ (1,186,370)
                                     ============    ============    ============     ============

                                                      YEAR ENDED DECEMBER 31, 1998
                                     --------------------------------------------------------------
                                       EQUITY         AMORTIZATION      BALANCE          CAPITAL
  LIMITED                              INCOME        OF CAPITALIZED    DECEMBER 31,   CONTRIBUTIONS
PARTNERSHIPS                           (LOSS)          ACQ. COSTS         1998           PAYABLE
------------                         ------------    --------------    ------------   -------------
Ashville Equity                      $   (147,276)    $     (5,891)    $    362,555    $
Columbus Junction                          (1,486)          (1,931)          49,060
Cottonwood Park                            13,928           (8,012)       1,124,314
The Cottages I                                 --               --               --
Countryside                              (207,553)         (11,362)       1,802,706
Eastridge Apartments                      (71,899)          (2,987)         471,699
Edgewood Apartments                       (86,817)          (5,834)       1,092,162
Fourth Street                            (136,696)          (7,053)       1,508,797
Germantown Apartments                     (72,912)          (6,811)       1,227,404
Great Basin Associates                         --               --               --
Grimes Park Apartments                     (9,180)          (2,116)          47,307
Jamestown                                 (59,068)          (3,322)         323,393
Jefferson Meadows Apartments             (230,366)          (7,574)         251,690
Kentucky River Apartments                 (33,174)          (4,719)         874,396
Lincoln Grove                             (84,221)          (4,527)         796,165
Meadowlakes Apartments                    (58,007)          (5,828)       1,098,046
Michigan Beach Apartments                (525,581)              --               --
Nickel River (Wedgewood) Apts             (32,342)          (7,170)         842,914
Norwalk Park Apartments                   (18,175)          (1,416)          42,550
Oakview                                    34,027           (2,926)         784,765
Pam Apartments                            (63,394)          (2,836)          33,501
Palm Springs View                        (350,166)          (9,989)              --           1,081
Paramount Apartments                     (403,837)          (8,467)              --
Parkwood Landing                         (287,422)         (13,783)         672,606         355,904
Pensacola Affordable                      (22,837)          (3,401)         361,887
Pineview Terrace                          (37,671)          (6,197)         395,756
Quivera                                  (148,207)         (11,045)         235,822
Rancho Del Mar                           (201,887)         (16,084)       3,408,959
Salem Park Apartments                     (49,328)          (6,787)         554,438
Sheboygan Apartments                     (107,664)          (3,550)         470,953
Sitka III Apartments                      (17,634)          (1,904)              --
Soldotna (Northwood Senior) Apts          (21,339)          (1,900)         183,941
Torres De Plata II                             --           (2,580)          60,624
Villa Real                                (31,349)         (11,617)       1,850,135
Virginia Park Meadows                    (255,245)          (7,268)         238,958
Wade Walton Apartments                   (114,851)          (3,373)              --
Westbridge Apartments                       1,611           (2,248)              --
Western (Ellis) Court                                                            --
                                     ------------     ------------     ------------    ------------

                                     $ (3,838,018)    $   (202,508)    $ 21,167,503    $    356,985
                                     ============     ============     ============    ============

                                                                      SCHEDULE
                        NATIONAL TAX CREDIT INVESTORS II             (Continued)
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997+F208


                                                     YEAR ENDED DECEMBER 31, 1997
                                     ----------------------------------------------------------------
                                      BALANCE           CAPITAL        CAPITALIZED
LIMITED                               JANUARY 1,     CONTRIBUTIONS     ACQUISITION          CASH
PARTNERSHIPS                            1997           (RECOVERY)       COSTS/FEES      DISTRIBUTIONS
------------                         ------------    -------------     ------------     -------------
Ashville Equity                      $    547,394     $    (10,000)    $                $
Columbus Junction                          66,224
Cottonwood Park                         1,191,143                                            (84,205)
The Cottages I                                 --
Countryside                             2,349,779
Eastridge Apartments                      570,282
Edgewood Apartments                     1,347,769
Fourth Street                           1,782,341                                            (12,300)
Germantown Apartments                   1,461,515                                            (22,572)
Great Basin Associates                    423,694
Grimes Park Apartments                     71,852
Jamestown                                 468,284                                             (3,600)
Jefferson Meadows Apartments              720,729
Kentucky River Apartments                 966,593
Lincoln Grove                           1,034,225                                            (22,100)
Meadowlakes Apartments                  1,285,960                                            (17,594)
Michigan Beach Apartments                      --
Nickel River (Wedgewood) Apts             956,867
Norwalk Park Apartments                    73,569
Oakview                                   706,725
Pam Apartments                            206,272                                            (16,950)
Palm Springs View                         532,137
Paramount Apartments                      485,798            6,063
Parkwood Landing                        1,386,749
Pensacola Affordable                      479,630
Pineview Terrace                          537,860
Quivera                                   980,475                                            (44,327)
Rancho Del Mar                          4,066,647                                           (113,573)
Salem Park Apartments                     718,993                                            (12,500)
Sheboygan Apartments                      683,245
Sitka III Apartments                       71,698                                             (1,945)
Soldotna (Northwood Senior) Apts          235,509                                             (1,698)
Torres De Plata II                        162,046                                             (6,328)
Villa Real                              2,676,653                                            (20,620)
Virginia Park Meadows                     736,278
Wade Walton Apartments                    308,920
Westbridge Apartments                      37,283
Western (Ellis) Court                          --
                                     ------------     ------------     ------------     ------------

                                     $ 30,331,138     $     (3,937)    $         --     $   (380,312)
                                     ============     ============     ============     ============

                                                     YEAR ENDED DECEMBER 31, 1997
                                     ---------------------------------------------------------------
                                        EQUITY        AMORTIZATION       BALANCE         CAPITAL
LIMITED                                 INCOME       OF CAPITALIZED    DECEMBER 31,    CONTRIBUTIONS
PARTNERSHIPS                            (LOSS)         ACQ. COSTS         1997           PAYABLE
------------                         ------------    --------------    ------------    -------------
Ashville Equity                      $   (117,650)    $     (5,891)    $    413,853    $
Columbus Junction                         (11,816)          (1,931)          52,477
Cottonwood Park                            19,472           (8,012)       1,118,398
The Cottages I                                 --               --               --
Countryside                              (182,846)         (11,362)       2,155,571
Eastridge Apartments                      (37,710)          (2,987)         529,585
Edgewood Apartments                       (76,872)          (5,834)       1,265,063
Fourth Street                            (110,442)          (7,053)       1,652,546
Germantown Apartments                     (85,504)          (6,811)       1,346,628
Great Basin Associates                   (419,731)          (3,963)              --
Grimes Park Apartments                    (11,133)          (2,116)          58,603
Jamestown                                 (75,579)          (3,322)         385,783
Jefferson Meadows Apartments             (223,525)          (7,574)         489,630
Kentucky River Apartments                 (49,585)          (4,719)         912,289
Lincoln Grove                            (102,285)          (4,527)         905,313
Meadowlakes Apartments                    (83,063)          (5,828)       1,179,475
Michigan Beach Apartments                      --               --               --
Nickel River (Wedgewood) Apts             (67,271)          (7,170)         882,426
Norwalk Park Apartments                   (10,012)          (1,416)          62,141
Oakview                                    49,865           (2,926)         753,664
Pam Apartments                            (73,853)          (2,836)         112,633
Palm Springs View                        (161,993)          (9,989)         360,155           1,081
Paramount Apartments                      (71,090)          (8,467)         412,304
Parkwood Landing                         (399,155)         (13,783)         973,811         355,904
Pensacola Affordable                      (40,628)          (3,401)         435,601
Pineview Terrace                          (92,039)          (6,197)         439,624
Quivera                                  (352,033)         (11,045)         573,070
Rancho Del Mar                           (272,560)         (16,084)       3,664,430
Salem Park Apartments                     (77,105)          (6,787)         622,601
Sheboygan Apartments                      (97,529)          (3,549)         582,167
Sitka III Apartments                      (48,310)          (1,905)          19,538
Soldotna (Northwood Senior) Apts          (23,033)          (1,900)         208,878
Torres De Plata II                        (83,606)          (2,580)          69,532
Villa Real                               (177,815)         (11,617)       2,466,601
Virginia Park Meadows                    (227,539)          (7,268)         501,471
Wade Walton Apartments                   (187,323)          (3,373)         118,224
Westbridge Apartments                     (34,398)          (2,248)             637
Western (Ellis) Court                                                            --
                                     ------------     ------------     ------------    ------------

                                     $ (4,015,696)    $   (206,471)    $ 25,724,722    $    356,985
                                     ============     ============     ============    ============

                                                                      SCHEDULE
                                                                     (Continued)


                        NATIONAL TAX CREDIT INVESTORS II
            INVESTMENTS IN, EQUITY IN EARNINGS OF, AND DISTRIBUTIONS
                   RECEIVED FROM LIMITED PARTNERSHIPS FOR THE
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



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

                        NATIONAL TAX CREDIT INVESTORS II
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                 OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS     SCHEDULE III
                                DECEMBER 31, 1999


                                                                                BUILDINGS,
                                                                               FURNISHINGS
                                                                               & EQUIPMENT
                                  NUMBER       OUTSTANDING                    AMOUNT CARRIED
                                   OF            MORTGAGE                      AT CLOSE OF                     ACCUMULATED
PARTNERSHIP/LOCATION              UNITS            LOAN            LAND           PERIOD          TOTAL        DEPRECIATION
---------------------------------------------------------------------------------------------------------------------------
ASHVILLE EQUITY (WESTVIEW)               41      $  964,763        $100,000      $1,774,617      $1,874,617     $  (683,641)
  ASHVILLE, OH
COLUMBUS JUNCTION PARK                   24         652,162          40,000         779,438         819,438        (213,297)
  COLUMBUS JUNCTION, IA
COTTAGES OF NORTH ST. PAUL               94       4,005,000         616,092       5,198,568       5,814,660      (1,338,633)
  NORTH ST. PAUL, MN
COTTONWOOD PARK                          90       1,401,099         194,154       2,637,861       2,832,015        (679,629)
  COLORADO SPRINGS, CO
COUNTRYSIDE PLACE                       180       4,546,091         450,000       8,133,041       8,583,041      (2,471,993)
  HOWELL TOWNSHIP, NJ
EASTRIDGE APARTMENTS                     48       1,247,048          35,210       1,897,802       1,933,012        (349,907)
  ST CLAIR, MO
EDGEWOOD APARTMENTS                     108       1,752,961         157,500       3,895,081       4,052,581      (1,318,784)
  ROGERS, AR
FOURTH STREET                            44       1,026,255         241,979       4,205,938       4,447,917      (1,209,361)
  LOS ANGELES, CA
GERMANTOWN APARTMENTS                   132       2,514,115         210,000       4,588,793       4,798,793      (1,621,333)
  CONWAY, AR
GREAT BASIN ASSOCIATES                   28         628,103         143,000       1,408,600       1,551,600        (401,631)
  RENO, NV
GRIMES PARK APARTMENTS                   16         460,563          50,000         520,588         570,588        (148,577)
  GRIMES, IA
JAMESTOWN TERRACE                        56       2,873,929         298,000       3,485,683       3,783,683        (753,649)
  JAMESTOWN, CA
JEFFERSON MEADOWS                        83       3,063,566          85,500       4,896,437       4,981,937      (1,771,030)
  DETROIT, MI
KENTUCKY RIVER                           42         983,991         149,000       2,004,350       2,153,350        (493,610)
  WINCHESTER, KY
LINCOLN GROVE                           116         676,109         117,853       3,881,068       3,998,921        (930,541)
  GREENSBORO, NC
MEADOWLAKES                             108       1,484,305         136,352       3,893,937       4,030,289      (1,322,529)
  SEARCY, AR
MICHIGAN BEACH                          240       9,382,821         791,700       4,112,366       4,904,066      (1,353,330)
  CHICAGO, IL
NICKEL RIVER (WEDGEWOOD)                105       1,909,294         140,157       3,048,811       3,188,968        (785,527)
  LACROSSE, WI
NORWALK PARK APARTMENTS                  16         429,907          50,600         482,876         533,476        (140,110)
  NORWALK, IA
OAKVIEW APARTMENTS                      106       2,270,000          80,800       3,612,188       3,692,988      (1,040,581)
  SPARTANBURG, SC
PALM SPRINGS VIEW                       120       5,227,399         901,137       7,645,424       8,546,561      (1,889,090)
  PALM SPRINGS, CA
PAM APARTMENTS                           96       1,620,000          50,000       2,616,029       2,666,029      (1,405,084)
  PAMPA, TX
PARAMOUNT APARTMENTS                     99       1,785,117          95,200       2,852,701       2,947,901        (962,867)
  MAPLE HEIGHTS, OH
PARKWOOD LANDING                        204       4,459,260         720,238       9,226,496       9,946,734      (2,989,451)
  HUNTSVILLE, AL
PENSACOLA AFFORDABLE                     56       1,366,327         251,630       1,845,425       2,097,055        (601,592)
  PENSACOLA, FL

                                                                                BUILDINGS,
                                                                               FURNISHINGS
                                                                               & EQUIPMENT
                                  NUMBER       OUTSTANDING                    AMOUNT CARRIED
                                   OF            MORTGAGE                      AT CLOSE OF                     ACCUMULATED
PARTNERSHIP/LOCATION              UNITS            LOAN            LAND           PERIOD          TOTAL        DEPRECIATION
---------------------------------------------------------------------------------------------------------------------------
PINEVIEW TERRACE                        120       1,638,079          82,264       2,789,451       2,871,715        (780,115)
  KATY, TX
QUIVERA                                 289       3,996,395         100,000      12,338,648      12,438,648      (4,625,802)
  LENEXA, TX
RANCHO DEL MAR                          312       3,473,198          74,858       8,677,742       8,752,600      (2,727,237)
  TUCSON, AZ
SALEM PARK APARTMENTS                   144       2,726,315         210,000       4,275,460       4,485,460      (1,697,415)
  CONWAY, AR
SHEBOYGAN                                59       1,355,039          47,200       2,561,520       2,608,720        (904,348)
  SHEBOYGAN, WI
SITKA III                                16       1,167,070          41,868       1,439,976       1,481,844        (492,936)
  SITKA, AK
SOLDOTNA (NORTHWOOD SENIOR)              23       1,479,426          59,248       1,880,038       1,939,286        (421,017)
  SOLDOTNA, AK
TORRES DE PLATA II                       78       3,077,237         158,175       3,820,814       3,978,989      (1,288,138)
  TOA ALTA, PR
VILLA REAL                              120       2,942,254         897,283       6,375,999       7,273,282      (1,724,488)
  SANTA FE, NM
VIRGINIA PARK MEADOWS                    83       3,009,472          78,500       4,887,727       4,966,227      (1,744,396)
  DETROIT, MI
WADE WALTON APARTMENTS                  108       4,000,000         102,020       3,911,173       4,013,193      (1,007,932)
  CLARKSDALE, MI
WESTBRIDGE APARTMENTS                   112       2,710,000         201,468       3,064,426       3,265,894        (691,201)
  W. COLUMBIA, SC
                               --------------------------------------------------------------------------------------------
TOTAL                                 3,716    $ 88,304,670    $  8,158,986    $144,667,092    $152,826,078    $(44,980,802)
                               ============================================================================================

                                                                    SCHEDULE III
                                                                     (CONTINUED)

                        NATIONAL TAX CREDIT INVESTORS II
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                           HELD BY LOCAL PARTNERSHIPS
                        IN WHICH NTCI-II HAS INVESTMENTS
                                DECEMBER 31, 1999


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

          3.    Investments in property and equipment:

                                                    Buildings,
                                                   Furnishings,
                                     Land            Equipment           Total
                                 -------------     -------------     -------------
Balance at January 1, 1997       $   9,541,976     $ 152,196,512     $ 161,738,488

Net additions during the year
ended December 31, 1997                    695         1,376,454         1,377,149
                                 -------------     -------------     -------------

Balance at December 31, 1997         9,542,671       153,572,966       163,115,637

Net additions during the year
ended December 31, 1998                 (1,379)          239,734           238,355
                                 -------------     -------------     -------------

Balance at December 31, 1998         9,541,292       153,812,700       163,353,992

Net additions during the year
ended December 31, 1999             (1,382,306)       (9,145,608)      (10,527,914)
                                 -------------     -------------     -------------

Balance at December 31, 1999     $   8,158,986     $ 144,667,092     $ 152,826,078
                                 =============     =============     =============

                                                                    SCHEDULE III
                                                                     (CONTINUED)


                        NATIONAL TAX CREDIT INVESTORS II
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                           HELD BY LOCAL PARTNERSHIPS
                        IN WHICH NTCI-II HAS INVESTMENTS
                                DECEMBER 31, 1999


                                                     Buildings,
                                                    Furnishings,
                                                        And
                                                     Equipment
                                                    ------------
Accumulated Depreciation:

Balance at January 1, 1997                          $30,919,333

Net additions during
the year ended
December 31, 1997                                     5,561,910
                                                    -----------

Balance at December 31, 1997                         36,481,243

Net additions during
the year ended
December 31, 1998                                     5,418,007
                                                    -----------

Balance at December 31, 1998                         41,899,250

Net additions during
the year ended
December 31, 1999                                     3,081,552
                                                    -----------

Balance at December 31, 1999                        $44,980,802
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


CHARLES H. BOXENBAUM, 70, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

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

BRUCE E. NELSON, 48, President and a director of NAPICO.

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

ALAN I. CASDEN, 54, Chairman of Casden Properties Inc., a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

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

PAUL PATIERNO, 43, Chief Financial Officer.

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

PATRICIA W. TOY, 70, Senior Vice President - Communications and Assistant Secretary

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

MARK L. WALTHER, 39, Executive Vice President, General Counsel and Assistant Secretary.

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

(b) An annual Partnership management fee in an annual amount equal to 0.5 percent of invested assets (as defined) is payable to the General Partner and Special Limited Partner. Fees in amount of $764,612 were incurred for each of the years ended December 31, 1999, 1998 and 1997.

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

(d) The Partnership reimburses certain expenses to the General Partner. For the years ended December 31, 1999, 1998 and 1997, $0, $0 and $42,085, respectively, has been paid.

(e) An affiliate of the General Partner is responsible for the on-site property management for seven Local Partnerships in 1999 and four local partnerships in 1998 and 1997. The Local Partnerships paid the affiliate property management fees of $182,781, $136,296 and $122,740 in 1999,
        1998 and 1997, respectively.


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


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

FINANCIAL STATEMENTS

Report of Independent Public Accountants.

Balance Sheets as of December 31, 1999 and 1998.

Statements of Operations for the years ended December 31, 1999, 1998 and 1997.

Statements of Partners' Equity (Deficiency) for the years ended December 31, 1999, 1998 and 1997.

Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

Notes to Financial Statements.

FINANCIAL STATEMENT SCHEDULES
APPLICABLE TO THE LIMITED PARTNERSHIPS IN WHICH NTCI-II HAS INVESTMENTS:

Schedule - Investments in Limited Partnerships, December 31, 1999, 1998 and
1997.

Schedule III - Real Estate and Accumulated Depreciation, December 31, 1999.

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

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the year ended December 31, 1999.

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


NATIONAL TAX CREDIT INVESTORS II

By:  NATIONAL PARTNERSHIP INVESTMENTS CORP.
     The General Partner


/s/ Charles H. Boxenbaum
----------------------------------------
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer


/s/ Bruce E. Nelson
----------------------------------------
Bruce E. Nelson
Director and President


/s/ Alan I. Casden
----------------------------------------
Alan I. Casden
Director


/s/ Paul Patierno
----------------------------------------
Paul Patierno
Chief Financial Officer