Form 10-Q
period 2000-03-31
NATIONAL TAX CREDIT INVESTORS II
filed 2000-05-22
CIK 859921

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Quarterly Period Ended MARCH 31, 2000

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000




PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                 Balance Sheets, March 31, 2000 and December 31, 1999.........................................1

                 Statements of Operations
                          Three Months Ended March 31, 2000 and 1999..........................................2

                 Statement of Partners' Equity (Deficiency),
                         Three Months Ended March 31, 2000....................................................3

                 Statements of Cash Flows
                         Three Months Ended March 31, 2000 and 1999...........................................4

                 Notes to Financial Statements ...............................................................5

         Item 2.  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations ................................................10


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings..........................................................................13

         Item 6.  Exhibits and Reports on Form 8-K ..........................................................13

         Signatures . . . . . . . . . . . . . ...............................................................14


                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      MARCH 31, 2000 AND DECEMBER 31, 1999

                                     ASSETS

                                                                           2000             1999
                                                                       (Unaudited)       (Audited)
                                                                      ------------      ----------
INVESTMENTS IN LIMITED PARTNERSHIPS
    (Notes 1 and 2)                                                    $15,533,936      $16,153,744

CASH AND CASH EQUIVALENTS (Note 1)                                       1,666,597        1,296,513

OTHER ASSETS                                                               130,397          120,479

RESTRICTED CASH (Note 3)                                                   244,498          241,636
                                                                       -----------      -----------
          TOTAL ASSETS                                                 $17,575,428      $17,812,372
                                                                       ===========      ===========


                                 LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

     Accrued fees due to partners (Notes 5 and 7)                      $ 3,481,325      $ 3,296,209
     Capital contributions payable (Note 4)                                  1,076            1,076
     Accounts payable and accrued expenses                                  80,994          113,878
                                                                       -----------      -----------
                                                                         3,563,395        3,411,163
                                                                       -----------      -----------

CONTINGENCIES (Note 6)

PARTNERS' EQUITY                                                        14,012,033       14,401,209
                                                                       -----------      -----------

           TOTAL LIABILITIES AND PARTNERS' EQUITY                      $17,575,428      $17,812,372
                                                                       ===========      ===========








   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                 2000            1999
                                              ---------       ----------
INTEREST INCOME                               $  17,985       $   6,801
                                              ---------       ---------

OPERATING EXPENSES:
     Management fees - partners (Note 5)        185,116         191,153
     General and administrative (Note 5)         18,539          24,224
     Legal and accounting                        56,849          28,983
                                              ---------       ---------
         Total operating expenses               260,504         244,360
                                              ---------       ---------

LOSS FROM PARTNERSHIP OPERATIONS               (242,519)       (237,559)

DISTRIBUTIONS FROM LIMITED PARTNERSHIPS
    RECOGNIZED AS INCOME                        455,843            --

EQUITY IN LOSS OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ACQUISITION COSTS (Note 2)             (602,500)       (644,000)
                                              ---------       ---------

NET LOSS                                      $(389,176)      $(881,559)
                                              =========       =========

NET LOSS PER LIMITED
     PARTNERSHIP INTEREST (Note 1)            $      (5)      $     (12)
                                              =========       =========








   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II

                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                   (Unaudited)


                                             General             Limited
                                             Partners            Partners            Total
                                           -------------      -------------      ------------

PARTNERSHIP INTERESTS                                               72,404
                                                              ============

PARTNERS' EQUITY (DEFICIENCY),

        January 1, 2000                    $   (484,912)      $ 14,886,121       $ 14,401,209

        Net loss for the three months
        ended March 31, 2000                     (3,892)          (385,284)          (389,176)
                                           ------------       ------------       ------------

PARTNERS' EQUITY (DEFICIENCY),

        March 31, 2000                     $   (488,804)      $ 14,500,837       $ 14,012,033
                                           ============       ============       ============






   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II

                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                   (Unaudited)


                                                                      2000              1999
                                                                    ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss                                                        $  (389,176)      $  (881,559)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
          Equity in loss of limited partnerships
              and amortization of acquisition costs                     602,500           644,000
          Increase (decrease) in other assets                            (9,918)             --
          Increase (decrease) in:
              Accounts payable and accrued expenses                     (32,885)          (20,004)
              Accrued fees due to partners                              185,116           191,153
                                                                    -----------       -----------

           Net cash provided by (used in) operating activities          355,637           (66,410)
                                                                    -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Distributions from limited partnerships recognized as a              35,331            76,854
       return of capital
    Capital contributions                                               (18,023)          (17,646)
    Increase (decrease) in restricted cash                               (2,861)           (1,143)
                                                                    -----------       -----------

           Net cash provided by investing activities                     14,447            58,065
                                                                    -----------       -----------

NET INCREASE (DECREASE) IN CASH AND

    CASH EQUIVALENTS                                                    370,084            (8,345)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        1,296,513           515,522
                                                                    -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 1,666,597       $   507,177
                                                                    ===========       ===========




   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     GENERAL

     The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 1999 prepared by National Tax Credit Investors II (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

     In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000 and the results of operations and changes in cash flows for the three months then ended.

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

                                 MARCH 31, 2000


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

                                 MARCH 31, 2000


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

     At March 31, 2000, the Local Partnerships own residential projects consisting of 3,716 apartment units.

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

     The following is a summary of the investments in Local Partnerships for the three months ended March 31, 2000:

       Balance, beginning of period                               $16,153,744
       Capital contributions                                           18,023
       Equity in losses of limited partnerships                      (564,000)
       Distributions recognized as a return of capital                (35,331)
       Amortization of capitalized acquisition costs and fees         (38,500)
                                                                  -----------

       Balance, end of period                                     $15,533,936
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

                                 MARCH 31, 2000


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

NOTE 5 - RELATED-PARTY TRANSACTIONS

     Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner and the Special Limited Partner for the following fees:

     (a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner and Special Limited Partner. For the three months ended March 31, 2000 and 1999, approximately $185,000 and $191,000, respectively, has been expensed. The unpaid balance at March 31, 2000 is approximately $3,481,325.

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

     (c) The Partnership reimburses NAPICO for certain expenses. For the three months ended March 31, 2000 and 1999 there were no reimbursements to NAPICO.

     NTC II is the Local Operating General Partner in four of the Partnership's 37 Local Partnerships. In addition, NTC II is either a special limited partner or an administrative general partner in each Local Partnership.

     An affiliate of the General Partner is currently managing seven properties owned by Local Partnerships. The Local Partnerships pay the affiliate property management fees in the amount of 5 percent of their gross rental revenues and data processing fees. The amounts paid were approximately $45,000 and $36,000 for the three months ended March 31, 2000 and 1999, respectively.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2000


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

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. The carrying amount of other assets and liabilities reported on the balance sheets that require such disclosure approximates fair value due to their short-term maturity.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 2000


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

                                 MARCH 31, 2000


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

                                 MARCH 31, 2000


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

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 2000


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

The Wade Walton local partnership commenced proceedings under Chapter 11 of the United States Bankruptcy Code on July 20, 1999.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) No exhibits are required per the provision of Item 6 of regulation S-K and no reports on Form 8-K were filed during the quarter ended March 31, 2000.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 2000




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



                                  NATIONAL TAX CREDIT INVESTORS II
                                  (a California limited partnership)


                                  By:   National Partnership Investments Corp.
                                        General Partner



                                        ---------------------------------------
                                        Bruce Nelson
                                        President


                                  Date:
                                       ----------------------------------------



                                        ---------------------------------------
                                        Paul Patierno
                                        Chief Financial Officer


                                  Date:
                                       ----------------------------------------