Form 10-Q/A
period 2000-03-31
NATIONAL TAX CREDIT INVESTORS II
filed 2000-05-22
CIK 859921

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q/A



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




                                  NATIONAL TAX CREDIT INVESTORS II
                                  (a California limited partnership)


                                  By:   National Partnership Investments Corp.
                                        General Partner


                                        /s/ BRUCE NELSON
                                        ---------------------------------------
                                        Bruce Nelson
                                        President


                                  Date: May 22, 2000
                                       ----------------------------------------


                                        /s/ PAUL PATIERNO
                                        ---------------------------------------
                                        Paul Patierno
                                        Chief Financial Officer


                                  Date: May 22, 2000
                                       ----------------------------------------