Form 10-Q
period 2000-06-30
NATIONAL TAX CREDIT INVESTORS II
filed 2000-08-21
CIK 859921

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Quarterly Period Ended JUNE 30, 2000

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

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000




PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements

              Balance Sheets, June 30, 2000 and December 31, 1999.........................1

              Statements of Operations
                     Six and Three Months Ended June 30, 2000 and 1999....................2

              Statement of Partners' Equity (Deficiency),
                    Six Months Ended June 30, 2000........................................3

              Statements of Cash Flows
                    Six Months Ended June 30, 2000 and 1999...............................4

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

       Signatures........................................................................16


                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                       JUNE 30, 2000 AND DECEMBER 31, 1999

                                     ASSETS

                                                                     2000             1999
                                                                  -----------      -----------
                                                                  (Unaudited)       (Audited)
           INVESTMENTS IN LIMITED PARTNERSHIPS
               (Notes 1 and 2)                                    $14,883,354      $16,153,744

           CASH AND CASH EQUIVALENTS (Note 1)                       1,407,700        1,296,513

           OTHER ASSETS                                               209,682          120,479

           RESTRICTED CASH (Note 3)                                   247,787          241,636
                                                                  -----------      -----------
                     TOTAL ASSETS                                 $16,748,523      $17,812,372
                                                                  ===========      ===========

                        LIABILITIES AND PARTNERS' EQUITY

           LIABILITIES:
                Accrued fees due to partners (Notes 5 and 7)      $ 3,478,513      $ 3,296,209
                Capital contributions payable (Note 4)                  1,076            1,076
                Accounts payable and accrued expenses                  99,623          113,878
                                                                  -----------      -----------
                                                                    3,579,212        3,411,163
                                                                  -----------      -----------
           CONTINGENCIES (Note 6)

           PARTNERS' EQUITY                                        13,169,311       14,401,209
                                                                  -----------      -----------
                      TOTAL LIABILITIES AND PARTNERS' EQUITY      $16,748,523      $17,812,372
                                                                  ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                SIX AND THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                             Six months        Three months       Six months       Three months
                                                ended             ended             ended             ended
                                             June 30, 2000     June 30, 2000     June 30, 1999     June 30, 1999
                                             -------------     -------------     -------------     -------------
INTEREST INCOME                               $    42,922       $    24,937       $    13,480       $     6,679
                                              -----------       -----------       -----------       -----------
OPERATING EXPENSES:
     Management fees - partners (Note 5)          382,304           197,188           382,306           191,153
     General and administrative (Note 5)           65,953            47,414            53,011            28,787
     Legal and accounting                          84,405            27,556           121,787            92,804
                                              -----------       -----------       -----------       -----------
         Total operating expenses                 532,662           272,158           557,104           312,744
                                              -----------       -----------       -----------       -----------
LOSS FROM PARTNERSHIP OPERATIONS                 (489,740)         (247,221)         (543,624)         (306,065)

DISTRIBUTION RECOGNIZED
     AS INCOME                                     13,998             6,999             1,464             1,464

GAIN ON TRANSFER OF PARTNERSHIP
     INTEREST (Note 2)                            448,844                 -                 -                 -

EQUITY IN LOSS OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ACQUISITION COSTS (Note 2)             (1,205,000)         (602,500)       (1,288,000)         (644,000)
                                              -----------       -----------       -----------       -----------
NET LOSS                                      $(1,231,898)      $  (842,722)      $(1,830,160)      $  (948,601)
                                              ===========       ===========       ===========       ===========
NET LOSS PER LIMITED
     PARTNERSHIP INTEREST (Note 1)            $       (17)      $       (12)      $       (25)      $       (13)
                                              ===========       ===========       ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                         SIX MONTHS ENDED JUNE 30, 2000
                                   (Unaudited)


                                         General           Limited
                                        Partners           Partners             Total
                                       ------------       ------------       ------------
PARTNERSHIP INTERESTS                                           72,404
                                                          ============
PARTNERS' EQUITY (DEFICIENCY),
      January 1, 2000                  $   (484,912)      $ 14,886,121       $ 14,401,209

      Net loss for the six months
      ended June 30, 2000                   (12,319)        (1,219,579)        (1,231,898)
                                       ------------       ------------       ------------
PARTNERS' EQUITY (DEFICIENCY),
      June 30, 2000                    $   (497,231)      $ 13,666,542       $ 13,169,311
                                       ============       ============       ============


   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                                        2000              1999
                                                                     -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                        $(1,231,898)      $(1,830,160)
     Adjustments to reconcile net loss to net cash provided by
        (used in) operating activities:
           Equity in loss of limited partnerships
               and amortization of acquisition costs                   1,205,000         1,288,000
           Gain on transfer of partnership interest                     (448,844)
           Increase in other assets                                      (89,203)                -
           Increase in restricted cash                                    (6,151)           (3,506)
           Increase (decrease) in:
               Accounts payable and accrued expenses                     (14,255)          (62,242)
               Accrued fees due to partners                              182,304           382,305
                                                                     -----------       -----------
            Net cash provided by (used in) operating activities         (403,047)         (225,603)
                                                                     -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in limited partnerships:
        Proceeds from transfer of partnership interest                   448,844                 -
        Capital contributions                                                              (50,391)
        Distributions from limited partnerships recognized
           as a return of capital                                         65,390         1,406,397
     Decrease in capital contributions payable                                 -           (75,000)
                                                                     -----------       -----------
            Net cash provided by investing activities                    514,234         1,281,006
                                                                     -----------       -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                111,187         1,055,403

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         1,296,513           515,522
                                                                     -----------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 1,407,700       $ 1,570,925
                                                                     ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000

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

           In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000 and the results of operations and changes in cash flows for the six and three months then ended.

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

                                  JUNE 30, 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

           The Partnership shall continue in full force and in effect until December 31, 2030 unless terminated earlier pursuant to the terms of its Amended and Restated Agreement of Limited Partnership (a "Partnership Agreement") or operation of law.

           USE OF ESTIMATES

           The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

           INCOME TAXES

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

           At June 30, 2000, the Local Partnerships own residential projects consisting of 3,716 apartment units.

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

           During 2000, the Partnership received proceeds from a Local Partnership's admission of a new limited partner in a prior year. Proceeds of $448,844 were paid to the Partnership for its reduced partnership interest.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2000

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

           The following is a summary of the investments in Local Partnerships for the six months ended June 30, 2000:


       Balance, beginning of period                                      $16,153,744
       Equity in losses of limited partnerships                           (1,128,000)
       Distributions recognized as a return of capital                       (65,390)
       Amortization of capitalized acquisition costs and fees                (77,000)
                                                                         -----------

       Balance, end of period                                            $14,883,354
                                                                         ===========

           The following are unaudited combined estimated statements of operations for the six and three months ended June 30, 2000 and 1999 for the limited partnerships in which the Partnership has investments:

                         Six months    Three months       Six months       Three months
                            ended          ended             ended             ended
                        June 30, 2000  June 30, 2000     June 30, 1999     June 30, 1999
                        -------------  -------------     -------------     -------------
Revenues:
    Rental and other    $ 9,611,000      $ 4,805,000      $  9,361,000      $  4,681,000
                       ------------     ------------      ------------       ------------

Expenses:
    Depreciation          2,566,000        1,283,000         2,747,000          1,374,000
    Interest              3,201,000        1,600,000         3,574,000          1,787,000
    Operating             9,806,000        4,903,000         5,297,000          2,648,000
                       ------------     ------------      ------------       ------------

                         15,573,000        7,786,000        11,618,000          5,809,000
                       ------------     ------------      ------------       ------------

        Net loss       $ (5,962,000)     $(2,981,000)     $ (2,257,000)      $ (1,128,000)
                       ============     ============      ============       ============

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2000

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

           Foreclosure proceedings were commenced against the Westview local partnership and a receiver was appointed in April 2000. The local partnership is in negotiation with the lender to resolve the proceedings.

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

                                  JUNE 30, 2000

NOTE 5 - RELATED-PARTY TRANSACTIONS

           Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner and the Special Limited Partner for the following fees:

           (a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner and Special Limited Partner. For the six months ended June 30, 2000 and 1999, approximately $382,000 has been expensed. The unpaid balance at June 30, 2000 is approximately $3,479,000.

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

           (c) The Partnership reimburses NAPICO for certain expenses. For the six months ended June 30, 2000 and 1999 there were no reimbursements to NAPICO.

           NTC II is the Local Operating General Partner in four of the Partnership's 37 Local Partnerships. In addition, NTC II is either a special limited partner or an administrative general partner in each Local Partnership.

           An affiliate of the General Partner is currently managing five properties owned by Local Partnerships. The Local Partnerships pay the affiliate property management fees in the amount of 5 percent of their gross rental revenues and data processing fees. The amounts paid were approximately $90,000 for the six months ended June 30, 2000 and 1999.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2000

NOTE 6 - CONTINGENCIES

           The General Partner of the Partnership and the Partnership are involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

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

                                  JUNE 30, 2000


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

                                  JUNE 30, 2000

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

           In general, in order to avoid recapture of Housing Tax Credits, the Partnership may not dispose of its Local Partnership Interests or approve the sale by a Local Partnership of any Apartment Complex prior to the end of the applicable 15-year Compliance Period. Because of (i) the nature of the Apartment Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the inability of the Partnership to directly cause the sale of Apartment Complexes by local general partners, but generally only to require such local general partners to use their respective best efforts to find a purchaser for the Apartment Complexes, it is not possible at this time to predict whether the liquidation of substantially all of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the partnership agreement will be able to be accomplished promptly at the end of the 15-year period. If a Local Partnership is unable to sell an Apartment Complex, it is anticipated that the local general partner will either continue to operate such Apartment Complex or take such other actions as the local general partner believes to be in the best interest of the Local Partnership. In addition, circumstances beyond the control of the General Partner may occur during the Compliance Period which would require the Partnership to approve the disposition of an Apartment Complex prior to the end of the Compliance Period.

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

                                  JUNE 30, 2000

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

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 2000
PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

NTCI-II's General Partner is involved in various lawsuits. In addition, the Partnership is involved in lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, these claims will not result in any material liability to the Partnership.

Foreclosure proceedings were commenced against the Paramount local partnership in November 1998 and a receiver was appointed in May 1999. The local partnership is exploring various alternatives to satisfy its indebtedness.

Foreclosure proceedings were commenced against the Westview local partnership and a receiver was appointed in April 2000. The local partnership is in negotiation with the lender to resolve the proceedings.

The Wade Walton local partnership commenced proceedings under Chapter 11 of the United States Bankruptcy Code on July 20, 1999. The local partnership has filed a reorganization plan which proposes to pay all creditors in full.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) No exhibits are required per the provision of Item 1 of regulation S-K and no reports on Form 8-K were filed during the quarter ended June 30, 2000.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 2000

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


                                      NATIONAL TAX CREDIT INVESTORS II
                                      (a California limited partnership)


                                      By: National Partnership Investments Corp.
                                          General Partner


                                      /s/ BRUCE NELSON
                                      -----------------------------------------
                                      Bruce Nelson
                                      President


                                      Date: August 21, 2000
                                           ------------------------------------


                                      /s/ PAUL PATIERNO
                                      -----------------------------------------
                                      Paul Patierno
                                      Chief Financial Officer


                                      Date: August 21, 2000
                                           ------------------------------------