Form 10-Q
period 2000-09-30
NATIONAL TAX CREDIT INVESTORS II
filed 2000-11-14
CIK 859921

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 2000

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements

              Balance Sheets, September 30, 2000 and December 31, 1999 ....................          1

              Statements of Operations
                     Nine and Three Months Ended September 30, 2000 and 1999 ..............          2

              Statement of Partners' Equity (Deficiency),
                    Nine Months Ended September 30, 2000 ..................................          3

              Statements of Cash Flows
                    Nine Months Ended September 30, 2000 and 1999 .........................          4

              Notes to Financial Statements ..............................................           5

       Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ...................................         12


PART II.  OTHER INFORMATION

       Item 1.  Legal Proceedings .......................................................           15

       Item 6.  Exhibits and Reports on Form 8-K ........................................           15

       Signatures .......................................................................           16

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                     ASSETS

                                                                2000                1999
                                                             (Unaudited)          (Audited)
                                                             -----------         -----------
INVESTMENTS IN LIMITED PARTNERSHIPS
    (Notes 1 and 2)                                          $14,378,700         $16,153,744

CASH AND CASH EQUIVALENTS (Note 1)                             1,123,995           1,296,513

OTHER ASSETS                                                     149,740             120,479

RESTRICTED CASH (Note 3)                                         263,827             241,636
                                                             -----------         -----------

          TOTAL ASSETS                                       $15,916,262         $17,812,372
                                                             ===========         ===========


              LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accrued fees due to partners (Notes 5 and 7)            $ 3,484,890         $ 3,296,209
     Capital contributions payable (Note 4)                        1,076               1,076
     Accounts payable and accrued expenses                        33,079             113,878
                                                             -----------         -----------
                                                               3,519,045           3,411,163
                                                             -----------         -----------

CONTINGENCIES (Note 6)

PARTNERS' EQUITY                                              12,397,217          14,401,209
                                                             -----------         -----------

           TOTAL LIABILITIES AND PARTNERS' EQUITY            $15,916,262         $17,812,372
                                                             ===========         ===========

         The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                 Nine months          Three months         Nine months          Three months
                                                    ended                ended                ended                ended
                                                Sept 30, 2000        Sept 30, 2000        Sept 30, 1999        Sept 30, 1999
                                                -------------        -------------        -------------        -------------
INTEREST INCOME                                  $    64,436          $    21,514          $    29,371          $    15,891
                                                 -----------          -----------          -----------          -----------

OPERATING EXPENSES:
     Management fees - partners (Note 5)             555,347              173,043              573,459              191,153
     General and administrative (Note 5)              79,167               13,214               99,897               46,886
     Legal and accounting                             96,255               11,850              150,481               28,694
                                                 -----------          -----------          -----------          -----------

         Total operating expenses                    730,769              198,107              823,837              266,733
                                                 -----------          -----------          -----------          -----------

LOSS FROM PARTNERSHIP OPERATIONS                    (666,333)            (176,593)            (794,466)            (250,842)

DISTRIBUTION RECOGNIZEDS
     AS INCOME                                       469,841                6,999                1,464                   --

EQUITY IN LOSS OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ACQUISITION COSTS (Note 2)                (1,807,500)            (602,500)          (1,932,000)            (644,000)
                                                 -----------          -----------          -----------          -----------

NET LOSS                                         $(2,003,992)         $  (772,094)         $(2,725,002)         $  (894,842)
                                                 ===========          ===========          ===========          ===========

NET LOSS PER LIMITED
     PARTNERSHIP INTEREST (Note 1)               $       (27)         $       (11)         $       (37)         $       (12)
                                                 ===========          ===========          ===========          ===========

              The accompanying notes are an integral part of these
                             financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Unaudited)



                                             General               Limited
                                             Partners              Partners                Total
                                           ------------          ------------          ------------
PARTNERSHIP INTERESTS                                                 72,404
                                                                 ============


PARTNERS' EQUITY (DEFICIENCY),
      January 1, 2000                      $   (484,912)         $ 14,886,121          $ 14,401,209

      Net loss for the nine months
      ended September 30, 2000                  (20,040)           (1,983,952)           (2,003,992)
                                           ------------          ------------          ------------

PARTNERS' EQUITY (DEFICIENCY),
      September 30, 2000                   $   (504,952)         $ 12,902,169          $ 12,397,217
                                           ============          ============          ============

              The accompanying notes are an integral part of these
                             financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                                         2000                  1999
                                                                      -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                         $(2,003,992)         $(2,725,002)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
           Equity in loss of limited partnerships
               and amortization of acquisition costs                    1,807,500            1,932,000
           Gain on transfer of partnership interests                     (448,844)                  --
           Increase in other assets                                       (29,261)                  --
           Increase in restricted cash                                    (22,191)              (6,079)
               Decrease accounts payable and accrued expenses             (80,799)             (40,228)
               Increase in accrued fees due to partners                   188,681              373,459
                                                                      -----------          -----------

            Net cash used in operating activities                        (588,906)            (465,850)
                                                                      -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in limited partnerships:
        Capital contributions                                            (139,461)            (138,339)
        Distributions from limited partnerships recognized
           as a return of capital                                         107,005              171,797
        Proceeds from partners admission                                  448,844            1,338,500
     Decrease in capital contributions payable                                 --              (75,000)
                                                                      -----------          -----------

            Net cash provided by investing activities                     416,388            1,296,958
                                                                      -----------          -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (172,518)             831,108

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          1,296,513              515,522
                                                                      -----------          -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 1,123,995          $ 1,346,630
                                                                      ===========          ===========


              The accompanying notes are an integral part of these
                             financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000


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

        In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000 and the results of operations for the nine and three months then ended and changes in cash flows for the nine months then ended.

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

                               SEPTEMBER 30, 2000


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

        BASIS OF PRESENTATION

        The accompanying financial statements have been prepared in conformity with accounting principles generally in the United States of America.

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

                               SEPTEMBER 30, 2000


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

        At September 30, 2000, the Local Partnerships owned residential projects consisting of 3,716 apartment units.

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

                               SEPTEMBER 30, 2000


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

        The following is a summary of the investments in Local Partnerships for the nine months ended September 30, 2000:

Balance, beginning of period                                   $ 16,153,744
Capital contributions                                               139,461
Equity in losses of limited partnerships                         (1,692,000)
Distributions recognized as a return of capital                    (107,005)
Amortization of capitalized acquisition costs and fees             (115,500)
                                                               ------------
Balance, end of period                                         $ 14,378,700
                                                               ============

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        The following are unaudited combined estimated statements of operations for the nine and three months ended September 30, 2000 and 1999 for the limited partnerships in which the Partnership has investments:

                             Nine months           Three months          Nine months           Three months
                                ended                 ended                 ended                 ended
                            Sept. 30, 2000        Sept. 30, 2000        Sept. 30, 1999        Sept. 30, 1999
                            --------------        --------------        --------------        --------------
Revenues:
    Rental and other         $ 14,416,000          $  4,805,000          $ 14,042,000          $  4,681,000
                             ------------          ------------          ------------          ------------

Expenses:
    Depreciation                3,849,000             1,283,000             4,121,000             1,374,000
    Interest                    4,801,000             1,600,000             5,361,000             1,787,000
    Operating                  14,709,000             4,903,000             7,945,000             2,648,000
                             ------------          ------------          ------------          ------------

                               23,359,000             7,786,000            17,427,000             5,809,000
                             ------------          ------------          ------------          ------------

        Net loss             $ (8,943,000)         $ (2,981,000)         $ (3,385,000)         $ (1,128,000)
                             ============          ============          ============          ============

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

                               SEPTEMBER 30, 2000


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

NOTE 5 - RELATED-PARTY TRANSACTIONS

        Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner and the Special Limited Partner for the following fees:

        (a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner and Special Limited Partner. For the nine months ended September 30, 2000 and 1999, approximately $555,000 and $573,000, respectively, has been expensed. The unpaid balance at September 30, 2000 is approximately $3,485,000.

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

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2000


NOTE 5 - RELATED-PARTY TRANSACTIONS (CONTINUED)

        (c) The Partnership reimburses NAPICO for certain expenses. For the nine months ended September 30, 2000 and 1999 there were no reimbursements to NAPICO.

        NTC II is the Local Operating General Partner in four of the Partnership's 37 Local Partnerships. In addition, NTC II is either a special limited partner or an administrative general partner in each Local Partnership.

        An affiliate of the General Partner is currently managing five properties owned by Local Partnerships. The Local Partnerships pay the affiliate property management fees in the amount of 5 percent of their gross rental revenues and data processing fees. The amounts paid were approximately $147,000 and $128,900 for the nine months ended September 30, 2000 and 1999, respectively.

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

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

        Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. The carrying amount of assets and liabilities reported on the balance sheets that require such disclosure approximates fair value due to their short-term maturity.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 2000


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

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 2000


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

                               SEPTEMBER 30, 2000


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

                               SEPTEMBER 30, 2000


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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) No exhibits are required per the provision of Item 6 of regulation S-K and no reports on Form 8-K were filed during the quarter ended September 30, 2000.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 2000

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


                                   NATIONAL TAX CREDIT INVESTORS II
                                   (a California limited partnership)

                                   By: National Partnership Investments Corp.,
                                       its General Partner

                                       By:   /s/ BRUCE NELSON
                                          ----------------------------------
                                          Bruce Nelson
                                          President

                                       Date:  November 14, 2000
                                            --------------------------------

                                       By:   /s/ BRIAN H. SHUMAN
                                          ----------------------------------
                                          Brian H. Shuman
                                          Chief Financial Officer

                                       Date:  November 14, 2000
                                            --------------------------------