Form 10-K405
period 2000-12-31
NATIONAL TAX CREDIT INVESTORS II
filed 2001-04-16
CIK 859921

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the Fiscal Year Ended DECEMBER 31, 2000

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

ITEM 1. BUSINESS:

National Tax Credit Investors II ("NTCI-II" or the "Partnership") is a limited partnership formed under the laws of the State of California on January 12, 1990. The Partnership was formed to acquire limited partnership interests in investee limited partnerships ("Local Partnerships") which own multifamily apartment complexes that are eligible for low-income housing federal income tax credits (the "Housing Tax Credit"). On April 23, 1990, the Partnership offered 100,000 Units of Limited Partnership Interests ("Units") at $1,000 per Unit through a public offering managed by PaineWebber Incorporated (the "A Selling Agent").

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

During 2000, the Apartment Complexes in which NTCI-II had invested were substantially rented.

The following is a schedule of the status as of December 31, 2000, of the Apartment Complexes owned by Local Partnerships in which NTCI-II is a limited partner.

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH NTCI-II HAS AN INVESTMENT
                                DECEMBER 31, 2000

                                                                           Units Occupied
                                                                           as a Percentage
                                                                           of Total Units
                                              No. of         Units          Available for
Name & Location                                Units        Occupied         Occupancy
---------------                               ------        --------      ---------------
Ashville Equity (Westview)
  Ashville, OH                                   41             24             59%
Columbus Junction Park
  Columbus Junction, IA                          24             16             67%
Cottages of North St. Paul (Elderly)
  North St. Paul, MN                             94             94            100%
Cottonwood Park
  Colorado Springs, CO                           90             87             97%
Countryside
  Howell Township, NJ                           180            171             95%
East Ridge Apartments
  St. Clair, MO                                  48             37             77%
Edgewood Apartments
  Rogers, AR                                    108            108            100%
Fourth Street
  Los Angeles, CA                                44             41             93%
Germantown Apartments
  Conway, AR                                    132            128             97%
Great Basin Associates
  Reno, NV                                       28             24             86%
Grimes Park Apartments
  Grimes, IA                                     16             13             81%
Jamestown Terrace
  Jamestown, CA                                  56             55             98%
Jefferson Meadows Apartments
  Detroit, MI                                    83             79             95%
Kentucky River Apartments
  Winchester, KY                                 42             40             95%
Lincoln Grove Apartments
  Greensboro, NC                                116            113             97%
Meadowlakes Apartments
  Searcy, AR                                    108             99             92%
Michigan Beach Apartments
  Chicago, IL                                   240            218             91%
Nickel River (Wedgewood) Apartments
  LaCrosse, WI                                  105             70             67%
Norwalk Park Apartments
  Norwalk, IA                                    16             16            100%

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                 IN WHICH NTCI-II HAS AN INVESTMENT (CONTINUED)
                                DECEMBER 31, 2000

                                                                           Units Occupied
                                                                           as a Percentage
                                                                           of Total Units
                                              No. of         Units          Available for
Name & Location                                Units        Occupied         Occupancy
---------------                               ------        --------      ---------------
Oakview Apartments
  Spartanburg, SC                                 106            105             99%
Palm Springs View
  Palm Springs, CA                                120            120            100%
Pam Apartments
  Pampa, TX                                        96             94             98%
Paramount Apartments
  Maple Heights, OH                                99             62             63%
Parkwood Landing
  Huntsville, AL                                  204            193             95%
Pensacola Affordable
  Pensacola, FL                                    56             52             93%
Pineview Terrace
  Katy, TX                                        120             92             77%
Quivera
 Lenexa, KS                                       289            253             88%
Rancho Del Mar
  Tucson, AZ                                      312            255             82%
Salem Park Apartments
  Conway, AR                                      144            130             90%
Sheboygan Apartments
  Sheboygan, WI                                    59             50             85%
Sitka III
  Sitka, AK                                        16             11             69%
Soldotna (Northwood Senior) Apartments
  Soldotna, AK                                     23             23            100%
Torres de Plata II
  Toa Alto, PR                                     78             78            100%
Villa Real
  Santa Fe, NM                                    120            113             94%
Virginia Park Meadows
  Detroit, MI                                      83             78             94%
Wade Walton Apartments
  Clarksdale, MI                                  108             94             87%
Westbridge Apartments
  W. Columbia, SC                                 112            107             96%
                                                -----          -----            ---
                                                3,716          3,343             90%
                                                =====          =====            ===

ITEM 2. PROPERTIES:

Through its investment in Local Partnerships, NTCI-II holds interests in Apartment Complexes. See Item 1 and Schedule for information pertaining to these Apartment Complexes.


ITEM 3. LEGAL PROCEEDINGS:

As of December 31, 2000, NTCI-II's General Partner was a plaintiff or a defendant in several lawsuits. In addition, the Partnership was involved in the following lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, these claims will not result in any material liability to the Partnership.

Foreclosure proceedings were commenced against the Paramount Local Partnership in November 1998 and a receiver was appointed in May 1999. A decree of foreclosure was entered in January 2000, and the foreclosure sale was completed in February 2001. The local partnership is exploring various alternatives to satisfy its indebtedness. The Partnership has no investment balance related to this Local Partnership.

The Wade Walton Local Partnership commenced proceedings under Chapter 11 of the United States Bankruptcy Code on July 20, 1999. The local partnership has filed a reorganization plan which proposes to pay all creditors in full. Based on a recent court ruling, the lender is able to proceed with foreclosure against the property. The Partnership has no investment balance related to this Local Partnership.

Foreclosure proceedings were commenced against the Ashville Local Partnership and a receiver was appointed in April 2000. The local partnership negotiated with the lender to resolve the proceedings and the loan was reinstated. The Partnership has no investment balance related to this Local Partnership.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Not applicable.


PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS:

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by PaineWebber Incorporated. It is not anticipated that any active public market will develop for the purchase and sale of any Limited Partnership Interests. Limited Partnership Interests may not be transferred but can be assigned only if certain requirements in the Partnership Agreement are satisfied. At December 31, 2000, there were 3,696 registered holders of units in NTCI-II. The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Partnerships. Distributions have not been made from inception of the Partnership to December 31, 2000.

ITEM 6.       SELECTED FINANCIAL DATA:


                                                            Year Ended December 31,
                                 ----------------------------------------------------------------------------

                                     2000            1999            1998            1997            1996
                                 ------------    ------------    ------------    ------------    ------------
Interest income                  $     82,717    $     49,340    $     33,049    $     21,559    $     25,136

Operating expenses                  1,074,283       1,063,748       1,080,349       1,060,595       1,037,055

Distributions from limited
   partnerships recognized as
   income                             478,304            --              --              --              --

Equity in loss of limited
   partnerships and
   amortization of
   acquisition costs               (2,451,980)     (3,198,976)     (4,040,526)     (4,222,167)     (4,746,790)

Write-off of Local Partnership           --              --              --              --        (1,117,893)
                                 ------------    ------------    ------------    ------------    ------------

Net loss                         $ (2,965,242)   $ (4,213,384)   $ (5,087,826)   $ (5,261,203)   $ (6,876,602)
                                 ============    ============    ============    ============    ============

Net loss per limited
   limited partnership
   interest                      $        (41)   $        (58)   $        (70)   $        (72)   $        (94)
                                 ============    ============    ============    ============    ============


Total assets                     $ 15,179,691    $ 17,812,372    $ 21,915,847    $ 26,193,937    $ 30,691,137
                                 ============    ============    ============    ============    ============

Investments
   in limited
   partnerships                  $ 14,059,652    $ 16,153,744    $ 21,167,503    $ 25,724,722    $ 30,331,138
                                 ============    ============    ============    ============    ============

Capital contributions
   payable                       $      1,076    $      1,076    $    356,985    $    356,985    $    356,985
                                 ============    ============    ============    ============    ============

Accrued fees and
   expenses due
   to partners                   $  3,717,135    $  3,296,209    $  2,831,597    $  2,066,985    $  1,302,375
                                 ============    ============    ============    ============    ============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

CAPITAL RESOURCES

The Partnership raised $72,404,000 from investors by a public offering, the term of which expired on April 22, 1992, that was used for the acquisition of investments in Local Partnerships which own the Apartment Complexes. The Partnership holds limited partnership interests in 37 Local Partnerships. Normally, the capital contributions to the Local Partnerships are payable in installments, with each contribution due on a specified date and/or provided that certain conditions regarding construction operation and financing of the project have been fulfilled. At December 31, 2000, $1,076 remains outstanding for one Local Partnership.

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

The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Partnerships. Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. Limited partners are not liable for losses beyond their contributed capital. The equity in loss of limited partnerships has been decreasing primarily as a result of the Partnership's investments in certain local limited partnerships being reduced to zero during the three year period ended December 31, 2000, after which point losses are not recognized. The cumulative amount of unrecognized equity in losses of unconsolidated limited partnerships is approximately $8,117,000 and $6,004,000 as of December 31, 2000 and 1999, respectively.

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

Foreclosure proceedings were commenced against the Ashville Local Partnership and a receiver was appointed in April 2000. The Local Partnership is in negotiations with the lender to resolve the proceedings. The Partnership has no investment balance related to this Local Partnership.


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

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                              FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULES
                  AND REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                             AS OF DECEMBER 31, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
National Tax Credit Investors II
(A California limited partnership)

We have audited the accompanying balance sheets of National Tax Credit Investors II (a California limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the index in item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent 39 percent and 23 percent of total assets as of December 31, 2000 and 1999, respectively, and the equity in loss of these limited partnerships represents 45 percent, 40 percent and 42 percent of the total net loss of the Partnership for the years ended December 31, 2000, 1999 and 1998, respectively, and represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these investee limited partnerships were audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those limited partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of National Tax Credit Investors II as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Los Angeles, California
March 28, 2001

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

                                     ASSETS

                                                                               2000            1999
                                                                           -----------     -----------
         INVESTMENTS IN LIMITED PARTNERSHIPS
             (Notes 1 and 2)                                               $14,059,652     $16,153,744

         CASH AND CASH EQUIVALENTS (Note 1)                                    864,951       1,296,513

         OTHER ASSETS                                                             --           120,479

         RESTRICTED CASH (Note 3)                                              255,088         241,636
                                                                           -----------     -----------

                   TOTAL ASSETS                                            $15,179,691     $17,812,372
                                                                           ===========     ===========


                        LIABILITIES AND PARTNERS' EQUITY

         LIABILITIES:
              Accrued fees and expenses due to partners (Note 5)           $ 3,717,135     $ 3,296,209
              Capital contributions payable (Note 4)                             1,076           1,076
              Accounts payable and accrued expenses                             25,513         113,878
                                                                           -----------     -----------
                                                                             3,743,724       3,411,163
                                                                           -----------     -----------

         CONTINGENCIES (Note 7)

         PARTNERS' EQUITY                                                   11,435,967      14,401,209
                                                                           -----------     -----------

                    TOTAL LIABILITIES AND PARTNERS' EQUITY                 $15,179,691     $17,812,372
                                                                           ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                         2000             1999             1998
                                                      -----------      -----------      -----------
         INTEREST INCOME                              $    82,717      $    49,340      $    33,049
                                                      -----------      -----------      -----------

         OPERATING EXPENSES:
              Management fees - partners (Note 5)         740,463          764,612          764,612
              General and administrative (Note 5)         138,063           99,723           94,641
              Legal and accounting                        195,757          199,413          221,096
                                                      -----------      -----------      -----------

                       Total operating expenses         1,074,283        1,063,748        1,080,349
                                                      -----------      -----------      -----------

         LOSS FROM PARTNERSHIP OPERATIONS                (991,566)      (1,014,408)      (1,047,300)

         DISTRIBUTIONS FROM LIMITED
               PARTNERSHIPS RECOGNIZED AS
               INCOME (Note 2)                            478,304

         EQUITY IN LOSS OF LIMITED
              PARTNERSHIPS AND AMORTIZATION
              OF ACQUISITION COSTS (Note 2)            (2,451,980)      (3,198,976)      (4,040,526)
                                                      -----------      -----------      -----------

         NET LOSS                                     $(2,965,242)     $(4,213,384)     $(5,087,826)
                                                      ===========      ===========      ===========

         NET LOSS PER LIMITED
              PARTNERSHIP INTEREST (Note 1)           $       (41)     $       (58)     $       (70)
                                                      ===========      ===========      ===========




   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                              General           Limited
                                              Partners          Partners           Total
                                            ------------      ------------      ------------
         PARTNERS' EQUITY (DEFICIENCY),
              January 1, 1998               $   (391,900)     $ 24,094,319      $ 23,702,419

              Net loss for 1998                  (50,878)       (5,036,948)       (5,087,826)
                                            ------------      ------------      ------------

         PARTNERS' EQUITY (DEFICIENCY),
              December 31, 1998                 (442,778)       19,057,371        18,614,593

              Net loss for 1999                  (42,134)       (4,171,250)       (4,213,384)
                                            ------------      ------------      ------------

         PARTNERS' EQUITY (DEFICIENCY),
              December 31, 1999                 (484,912)       14,886,121        14,401,209

              Net loss for 2000                  (29,652)       (2,935,590)       (2,965,242)
                                            ------------      ------------      ------------

         PARTNERS' EQUITY (DEFICIENCY),
              December 31, 2000             $   (514,564)     $ 11,950,531      $ 11,435,967
                                            ============      ============      ============




   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                                    2000             1999              1998
                                                                                 -----------      -----------      -----------
         CASH FLOWS FROM OPERATING ACTIVITIES:
                Net loss                                                         $(2,965,242)     $(4,213,384)     $(5,087,826)
                Adjustments to reconcile net loss to net cash
                   used in operating activities:
                      Equity in loss of limited partnerships
                          and amortization of acquisition costs                    2,451,980        3,198,976        4,040,526
                      Decrease (increase) in other assets                            120,479         (120,479)          30,269
                      (Decrease) increase in accounts payable and
                          accrued expenses                                           (88,366)           1,206           45,124
                       Increase in accrued fees and expenses due to partners         420,926          464,612          764,612
                                                                                 -----------      -----------      -----------

                       Net cash used in operating activities                         (60,223)        (669,069)        (207,295)
                                                                                 -----------      -----------      -----------

         CASH FLOWS FROM INVESTING ACTIVITIES:
                Investments in limited partnerships:
                   Capital (contributions) recoveries                               (507,293)         199,590         (669,677)
                   Decrease in capital contributions payable                            --           (355,909)            --
                   Distributions recognized as a return of capital                   149,406        1,615,193        1,186,370
                   Increase in restricted cash                                       (13,452)          (8,814)         (10,815)
                                                                                 -----------      -----------      -----------

                       Net cash (used in) provided by investing activities          (371,339)       1,450,060          505,878
                                                                                 -----------      -----------      -----------

         NET (DECREASE) INCREASE IN
                CASH AND CASH EQUIVALENTS                                           (431,562)         780,991          298,583

         CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                              1,296,513          515,522          216,939
                                                                                 -----------      -----------      -----------

         CASH AND CASH EQUIVALENTS, END OF YEAR                                  $   864,951      $ 1,296,513      $   515,522
                                                                                 ===========      ===========      ===========




   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Organization

        National Tax Credit Investors II (the Partnership) was formed under the California Revised Limited Partnership Act and organized on January 12, 1990. The Partnership was formed to invest primarily in other limited partnerships which own and operate multifamily housing complexes that are eligible for low income housing tax credits. The general partner of the Partnership (the "General Partner") is National Partnership Investments Corp., a California corporation ("NAPICO"). The special limited partner of the Partnership (the "Special Limited Partner") is PaineWebber TC Partners L.P., a Virginia Limited Partnership. The business of the Partnership is conducted primarily by NAPICO.

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

        Basis of Presentation

        The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

        Cash and Cash Equivalents

        Cash and cash equivalents consist of cash and bank certificates with an original maturity of three months or less. The Partnership has its cash and cash equivalents on deposit with high quality financial institutions. Such cash and cash equivalents are in excess of the FDIC insurance limit.

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

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000



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

        At December 31, 2000, the Local Partnerships own residential projects consisting of 3,716 apartment units.

        The Partnership, as a limited partner, is generally entitled to 50 to 99 percent of the operating profits and losses of the Local Partnerships. National Tax Credit, Inc. II ("NTC-II"), an affiliate of the General Partner, serves either as a special limited partner or non-managing administrative general partner in each Local Partnership, in which case it receives .01 percent of operating profits and losses of the Local Partnership. In addition, NTC-II is the Local Operating General Partner of four Local Partnerships, in which case it is entitled to .09 percent of the operating profits and losses of the Local Partnership.

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

        The Partnership's allocable share of losses from Local Partnerships are recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero will not be recognized. The cumulative amount of unrecognized equity in losses of unconsolidated limited partnerships is approximately $8,117,000 and $6,004,000 as of December 31, 2000 and 1999, respectively.

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

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000


2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        The following is a summary of the investments in and advances to Local Partnerships and reconciliation to the Local Partnerships accounts:

                                                                        2000              1999
                                                                    ------------      ------------
         Investments balance, beginning of year                     $ 16,153,744      $ 21,167,503
         Capital contributions (recoveries)                              507,293          (199,590)
         Equity in loss of limited partnerships                       (2,211,976)       (2,727,055)
         Amortization of capitalized acquisition costs and fees         (240,003)         (471,921)
         Distributions recognized as a return of capital                (149,406)       (1,615,193)
                                                                    ------------      ------------

         Investments balance, end of year                           $ 14,059,652      $ 16,153,744
                                                                    ============      ============

        The difference between the investment per the accompanying balance sheets at December 31, 2000 and 1999, and the equity per the Local Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Partnerships, costs capitalized to the investment account, cumulative distributions recognized as income, the Partnership's recording of capital contributions payable to the Local Partnerships in its investment balance and recognition of impairment losses.

        Paramount

        Foreclosure proceedings were commenced against the Paramount Local Partnership in November 1998 and a receiver was appointed in May 1999. A decree of foreclosure was entered in January 2000, and the foreclosure sale was completed in February 2001. The Partnership has no investment balance related to this Local Partnership.

        Wade Walton

        Due to operating deficits, the Wade Walton Local Partnership which owns a property in Clarksdale, Mississippi commenced a bankruptcy case in order to reorganize under Chapter 11 of the United States Bankruptcy Code. The Local Partnership has filed a reorganization plan which proposes to pay all creditors in full. Based on a recent court ruling, the lender is able to proceed with foreclosure against the property. The Partnership has no investment balance related to this local partnership.

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000


2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        Ashville

        Foreclosure proceedings were commenced against the Ashville Local Partnership and a receiver was appointed in April 2000. The Local Partnership negotiated with the lender to resolve the proceedings and the loan was reinstated. The Partnership has no investment balance related to this Local Partnership.

        Selected financial information from the combined financial statements of the Local Partnerships at December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000 is as follows:

                                 Balance Sheets

                                                          2000         1999
                                                        --------     --------
                                                            (in thousands)

         Land and buildings, net                        $104,673     $107,845
                                                        ========     ========

         Total assets                                   $115,295     $119,343
                                                        ========     ========

         Mortgages and construction loans payable
             secured by real property                   $ 87,028     $ 88,305
                                                        ========     ========

         Total liabilities                              $101,294     $101,672
                                                        ========     ========

         Equity of National Tax Credit Investors II     $  2,497     $  6,306
                                                        ========     ========

         Equity of other partners                       $ 11,504     $ 11,365
                                                        ========     ========

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000


2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

                            Statements of Operations


                                                     2000          1999           1998
                                                   --------      --------      --------
                                                               (in thousands)

         Total revenues                            $ 19,863      $ 19,221      $ 18,722
                                                   ========      ========      ========

         Interest expense                          $  6,220      $  6,401      $  7,148
                                                   ========      ========      ========

         Depreciation and amortization             $  4,937      $  5,131      $  5,495
                                                   ========      ========      ========

         Total expenses                            $ 23,316      $ 31,145      $ 23,236
                                                   ========      ========      ========

         Net loss                                  $ (3,453)     $(11,923)     $ (4,514)
                                                   ========      ========      ========

         Net loss allocable to the Partnership     $ (3,128)     $(11,834)     $ (4,064)
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

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000


2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

                                                          2000           1999         1998
                                                        --------      ---------     --------
                                                                    (in thousands)
         Total assets                                   $ 11,332      $ 11,734
                                                        ========      ========

         Total liabilities                              $  7,721      $  7,778
                                                        ========      ========

         Equity of National Tax Credit Investors II     $    721      $  1,438
                                                        ========      ========

         Equity of other partners                       $  2,890      $  2,518
                                                        ========      ========

         Total revenue                                  $  1,806      $  1,850      $  1,789
                                                        ========      ========      ========

         Net loss                                       $   (345)     $   (296)     $   (477)
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

5.      RELATED-PARTY TRANSACTIONS

        Under the terms of the Amended and Restated Agreement of Limited Partnership, the Partnership is obligated to the General Partner and the Special Limited Partner for the following fees:

        (a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the partnership agreement) is payable to the General Partner and

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000


5.      RELATED-PARTY TRANSACTIONS (CONTINUED)

                Special Limited Partner. Partnership management fees in the amount of $740,463 were recorded as an expense in 2000, and $764,612 in 1999 and 1998. As of December 31, 2000 and 1999,
                management fees in the amount of $3,717,135 and $3,296,209, respectively, were due to the General Partner and the Special Limited Partner.

                As of December 31, 2000, the fees and expenses due the General Partner and Special Limited Partner exceeded the Partnership's cash. The partners, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

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

        (c) The Partnership reimburses certain expenses to the General Partner. The reimbursement paid to the General Partner was $47,129 for the year ended December 31, 2000 and $0 for the years ended December 31, 1999 and 1998, and is included in general and administrative expenses.

        NTC-II is the Local Operating General Partner in four of the Partnership's 37 Local Partnerships. In addition, NTC-II is either a special limited partner or non-managing administrative general partner in each Local Partnership.

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000


5.      RELATED-PARTY TRANSACTIONS (CONTINUED)

        An affiliate of the General Partner is responsible for the on-site property management for seven Local Partnerships in 2000 and 1999 and four Local Partnerships in 1998 (Note 2). The Local Partnerships paid the affiliate property management fees of $163,520, $182,781 and $136,296 in 2000, 1999 and 1998, respectively.

6.      INCOME TAXES

        No provision has been made for income taxes in the accompanying financial statements since such taxes, if any, are the liability of the individual partners. The major differences in tax and financial statement losses result from the use of different bases and depreciation methods for the properties held by the Local Partnerships. Additional differences in tax and financial losses arise when financial losses are not recognized after the investment balance has been reduced to zero or to a negative amount equal to further capital contributions required.

7.      CONTINGENCIES

        NTCI-II's General Partner is involved in various lawsuits. In addition, the Partnership is involved in several lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, these claims will not result in any material liability to the Partnership.

8.      FAIR VALUE OF FINANCIAL INSTRUMENTS

        Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. It is impracticable to estimate the fair value of the amounts due to partners due to their related party nature. The carrying amounts of other assets and liabilities reported on the balance sheets that require such disclosure approximate fair value due to their short-term maturity.

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000


9.      FOURTH-QUARTER ADJUSTMENT

        The Partnership's policy is to record its equity in the loss of limited partnerships on a quarterly basis using estimated financial information furnished by the various local operating general partners. The equity in loss reflected in the accompanying annual consolidated financial statements is based primarily upon audited financial statements of the investee limited partnerships. The increase, approximately $644,000 between the estimated nine-month equity in loss and the actual 2000 year end equity in loss, has been recorded in the fourth quarter.

                    NATIONAL TAX CREDIT INVESTORS II                    SCHEDULE
                 INVESTMENTS IN LIMITED PARTNERSHIPS
             YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                                                   YEAR ENDED DECEMBER 31, 2000
                                     -----------------------------------------------------------------------------------------
                                       BALANCE        CAPITAL       CAPITALIZED                      EQUITY      AMORTIZATION
  LIMITED                             JANUARY 1,   CONTRIBUTIONS    ACQUISITION       CASH           INCOME     OF CAPITALIZED
PARTNERSHIPS                            2000        (RECOVERY)      COSTS/FEES    DISTRIBUTIONS      (LOSS)       ACQ. COSTS
------------                         ------------ -------------     ------------  -------------   -----------   --------------
Ashville Equity                      $   226,123  $    319,024                                       (419,727)  $     (125,420)
Columbus Junction                         27,617         1,800                           (1,638)      (27,779)               -
Cottonwood Park                        1,083,267                                                      (43,376)          (8,012)
The Cottages I                                 -                                                                             -
Countryside                            1,428,014                                                     (269,305)         (11,362)
Eastridge Apartments                     396,077        87,278                           (1,645)     (143,083)          (2,987)
Edgewood Apartments                      954,907                                        (18,095)      (87,195)          (5,834)
Fourth Street                          1,370,176                                                     (133,487)          (7,053)
Germantown Apartments                  1,073,110                                        (24,453)      (78,957)          (6,811)
Great Basin Associates                         -        28,517                                        (28,517)               -
Grimes Park Apartments                    32,075         1,800                           (1,158)      (12,293)          (2,116)
Jamestown                                240,401                                                     (110,802)          (3,322)
Jefferson Meadows Apartments              39,455                                                      (39,455)               -
Kentucky River Apartments                855,869         2,500                                        (13,698)          (4,719)
Lincoln Grove                            701,690                                        (20,400)      (78,159)          (4,527)
Meadowlakes Apartments                 1,008,175                                         (1,466)      (47,428)          (5,828)
Michigan Beach Apartments                      -        37,736                                        (37,736)               -
Nickel River (Wedgewood) Apts.           805,659         2,545                                        (97,381)          (7,170)
Norwalk Park Apartments                   21,633         1,800                                        (12,701)          (1,416)
Oakview                                  908,885        15,000                                         68,411           (2,926)
Pam Apartments                                 -
Palm Springs View                              -         5,535                                         (5,535)               -
Paramount Apartments                           -         2,258                                         (2,258)               -
Parkwood Landing                         109,460                                                     (109,460)               -
Pensacola Affordable                     320,362                                                     (208,238)          (3,401)
Pineview Terrace                         424,170                                                       33,023           (6,197)
Quivera                                        -
Rancho Del Mar                         3,100,182         1,500                          (57,375)     (111,180)         (16,085)
Salem Park Apartments                    422,672                                        (15,000)      (72,070)          (6,787)
Sheboygan Apartments                     367,850                                                      (90,028)          (3,550)
Sitka III Apartments                           -
Soldotna (Northwood Senior) Apts.        164,262                                         (1,848)      (13,625)          (1,900)
Torres De Plata II                        51,716                                         (6,328)                        (2,580)
Villa Real                                     -
Virginia Park Meadows                     19,937                                                      (19,937)               -
Wade Walton Apartments                         -                                                                             -
Westbridge Apartments                          -                                                                             -
                                     ------------ -------------     ------------  --------------  ------------  ---------------

                                     $16,153,744  $    507,293  $             -   $    (149,406)  $(2,211,976)  $     (240,003)
                                     -=========== -============     ============  ==============  ============  ===============




                                       YEAR ENDED DECEMBER 31, 2000
                                     --------------------------------
                                       BALANCE           CAPITAL
  LIMITED                            DECEMBER 31,     CONTRIBUTIONS
PARTNERSHIPS                             2000            PAYABLE
------------                         ------------     ---------------
Ashville Equity                                       $
Columbus Junction                               -
Cottonwood Park                         1,031,879
The Cottages I                                  -
Countryside                             1,147,347
Eastridge Apartments                      335,640
Edgewood Apartments                       843,783
Fourth Street                           1,229,636
Germantown Apartments                     962,889
Great Basin Associates                          -
Grimes Park Apartments                     18,308
Jamestown                                 126,277
Jefferson Meadows Apartments                    -
Kentucky River Apartments                 839,952
Lincoln Grove                             598,604
Meadowlakes Apartments                    953,453
Michigan Beach Apartments                       -
Nickel River (Wedgewood) Apts.            703,653
Norwalk Park Apartments                     9,316
Oakview                                   989,370
Pam Apartments                                  -
Palm Springs View                               -               1,076
Paramount Apartments                            -
Parkwood Landing                                -
Pensacola Affordable                      108,723
Pineview Terrace                          450,996
Quivera                                         -
Rancho Del Mar                          2,917,042
Salem Park Apartments                     328,815
Sheboygan Apartments                      274,272
Sitka III Apartments                            -
Soldotna (Northwood Senior) Apts.         146,889
Torres De Plata II                         42,808
Villa Real                                      -
Virginia Park Meadows                           -
Wade Walton Apartments                          -
Westbridge Apartments                           -
                                     -------------    ----------------

                                     $  14,059,652    $          1,076
                                     =============    ================

                    NATIONAL TAX CREDIT INVESTORS II                    SCHEDULE
                 INVESTMENTS IN LIMITED PARTNERSHIPS                 (CONTINUED)
             YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                   YEAR ENDED DECEMBER 31, 1999
                                     -----------------------------------------------------------------------------------------
                                       BALANCE        CAPITAL       CAPITALIZED                      EQUITY      AMORTIZATION
  LIMITED                             JANUARY 1,  CONTRIBUTIONS     ACQUISITION       CASH           INCOME     OF CAPITALIZED
PARTNERSHIPS                            1999        (RECOVERY)      COSTS/FEES    DISTRIBUTIONS      (LOSS)       ACQ. COSTS
------------                         ------------ -------------     ------------  -------------   -----------   --------------
Ashville Equity                      $    362,555 $      23,000     $             $               $  (153,541)  $       (5,891)
Columbus Junction                          49,060                                        (1,638)      (17,874)          (1,931)
Cottonwood Park                         1,124,314                                                     (33,035)          (8,012)
The Cottages I                                  -                                                                            -
Countryside                             1,802,706                                       (35,720)     (327,610)         (11,362)
Eastridge Apartments                      471,699                                                     (72,635)          (2,987)
Edgewood Apartments                     1,092,162                                       (18,095)     (113,326)          (5,834)
Fourth Street                           1,508,797                                                    (131,568)          (7,053)
Germantown Apartments                   1,227,404                                       (18,810)     (128,673)          (6,811)
Great Basin Associates                          -        11,139                                       (11,139)               -
Grimes Park Apartments                     47,307                                        (1,158)      (11,958)          (2,116)
Jamestown                                 323,393                                                     (79,670)          (3,322)
Jefferson Meadows Apartments              251,690                                                    (204,661)          (7,574)
Kentucky River Apartments                 874,396                                                     (13,808)          (4,719)
Lincoln Grove                             796,165                                       (20,400)      (69,548)          (4,527)
Meadowlakes Apartments                  1,098,046                                       (16,128)      (67,915)          (5,828)
Michigan Beach Apartments                       -        19,789                                       (19,789)               -
Nickel River (Wedgewood) Apts.            842,914                                        (4,080)      (26,005)          (7,170)
Norwalk Park Apartments                    42,550                                        (1,088)      (18,413)          (1,416)
Oakview                                   784,765                                                     127,046           (2,926)
Pam Apartments                             33,501                                       (13,450)      (17,215)          (2,836)
Palm Springs View                               -                                                                            -
Paramount Apartments                            -        17,647                                       (17,647)               -
Parkwood Landing                          672,606      (271,165)                                     (278,198)         (13,783)
Pensacola Affordable                      361,887                                       (15,287)      (22,837)          (3,401)
Pineview Terrace                          395,756                                                      34,611           (6,197)
Quivera                                   235,822                                       (27,996)     (196,782)         (11,044)
Rancho Del Mar                          3,408,959                                       (83,000)     (209,693)         (16,084)
Salem Park Apartments                     554,438                                       (11,667)     (113,312)          (6,787)
Sheboygan Apartments                      470,953                                                     (99,553)          (3,550)
Sitka III Apartments                            -                                                                            -
Soldotna (Northwood Senior) Apts.         183,941                                        (1,848)      (15,931)          (1,900)
Torres De Plata II                         60,624                                        (6,328)                        (2,580)
Villa Real                              1,850,135                                    (1,338,500)     (204,623)        (307,012)
Virginia Park Meadows                     238,958                                                    (211,753)          (7,268)
Wade Walton Apartments                          -                                                                            -
Westbridge Apartments                           -                                                                            -
Western (Ellis) Court                           -
                                     ------------ ---------------   ------------  -------------    -----------    ------------

                                     $ 21,167,503  $     (199,590)  $          -  $  (1,615,193)   $(2,727,055) $     (471,921)
                                     --========== ===============   ============  =============    ===========    ============




                                      YEAR ENDED DECEMBER 31, 1999
                                     ------------------------------

                                       BALANCE           CAPITAL
  LIMITED                            DECEMBER 31,     CONTRIBUTIONS
PARTNERSHIPS                             1999            PAYABLE
------------                         ------------     -------------
Ashville Equity                      $    226,123     $
Columbus Junction                          27,617
Cottonwood Park                         1,083,267
The Cottages I                                  -
Countryside                             1,428,014
Eastridge Apartments                      396,077
Edgewood Apartments                       954,907
Fourth Street                           1,370,176
Germantown Apartments                   1,073,110
Great Basin Associates                          -
Grimes Park Apartments                     32,075
Jamestown                                 240,401
Jefferson Meadows Apartments               39,455
Kentucky River Apartments                 855,869
Lincoln Grove                             701,690
Meadowlakes Apartments                  1,008,175
Michigan Beach Apartments                       -
Nickel River (Wedgewood) Apts.            805,659
Norwalk Park Apartments                    21,633
Oakview                                   908,885
Pam Apartments                                  -
Palm Springs View                               -              1,076
Paramount Apartments                            -
Parkwood Landing                          109,460
Pensacola Affordable                      320,362
Pineview Terrace                          424,170
Quivera                                         -
Rancho Del Mar                          3,100,182
Salem Park Apartments                     422,672
Sheboygan Apartments                      367,850
Sitka III Apartments                            -
Soldotna (Northwood Senior) Apts.         164,262
Torres De Plata II                         51,716
Villa Real                                      -
Virginia Park Meadows                      19,937
Wade Walton Apartments                          -
Westbridge Apartments                           -
Western (Ellis) Court                           -
                                     ------------     -------------

                                     $ 16,153,744     $       1,076
                                     ============     =======-=====

                    NATIONAL TAX CREDIT INVESTORS II                    SCHEDULE
                 INVESTMENTS IN LIMITED PARTNERSHIPS                 (CONTINUED)
             YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                   YEAR ENDED DECEMBER 31, 1998
                                     -----------------------------------------------------------------------------------------
                                       BALANCE                      CAPITALIZED                      EQUITY      AMORTIZATION
  LIMITED                             JANUARY 1,     CAPITAL        ACQUISITION       CASH           INCOME     OF CAPITALIZED
PARTNERSHIPS                            1998      CONTRIBUTIONS      COSTS/FEES    DISTRIBUTIONS      (LOSS)       ACQ. COSTS
------------                         ------------ -------------     ------------  -------------   -----------   --------------
Ashville Equity                      $    413,853 $     101,869     $             $               $  (147,276)  $       (5,891)
Columbus Junction                          52,477                                                      (1,486)          (1,931)
Cottonwood Park                         1,118,398                                                      13,928           (8,012)
The Cottages I                                  -                                                           -                -
Countryside                             2,155,571                                      (133,950)     (207,553)         (11,362)
Eastridge Apartments                      529,585        17,000                                       (71,899)          (2,987)
Edgewood Apartments                     1,265,063                                       (80,250)      (86,817)          (5,834)
Fourth Street                           1,652,546                                                    (136,696)          (7,053)
Germantown Apartments                   1,346,628                                       (39,501)      (72,912)          (6,811)
Great Basin Associates                          -                                                           -                -
Grimes Park Apartments                     58,603                                                      (9,180)          (2,116)
Jamestown                                 385,783                                                     (59,068)          (3,322)
Jefferson Meadows Apartments              489,630                                                    (230,366)          (7,574)
Kentucky River Apartments                 912,289                                                     (33,174)          (4,719)
Lincoln Grove                             905,313                                       (20,400)      (84,221)          (4,527)
Meadowlakes Apartments                  1,179,475                                       (17,594)      (58,007)          (5,828)
Michigan Beach Apartments                       -       549,308                         (23,727)     (525,581)               -
Nickel River (Wedgewood) Apts.            882,426                                                     (32,342)          (7,170)
Norwalk Park Apartments                    62,141                                                     (18,175)          (1,416)
Oakview                                   753,664                                                      34,027           (2,926)
Pam Apartments                            112,633                                       (12,902)      (63,394)          (2,836)
Palm Springs View                         360,155                                                    (350,166)          (9,989)
Paramount Apartments                      412,304                                                    (403,837)          (8,467)
Parkwood Landing                          973,811                                                    (287,422)         (13,783)
Pensacola Affordable                      435,601                                       (47,476)      (22,837)          (3,401)
Pineview Terrace                          439,624                                                     (37,671)          (6,197)
Quivera                                   573,070                                      (177,996)     (148,207)         (11,045)
Rancho Del Mar                          3,664,430                                       (37,500)     (201,887)         (16,084)
Salem Park Apartments                     622,601                                       (12,048)      (49,328)          (6,787)
Sheboygan Apartments                      582,167                                                    (107,664)          (3,550)
Sitka III Apartments                       19,538                                                     (17,634)          (1,904)
Soldotna (Northwood Senior) Apts.         208,878                                        (1,698)      (21,339)          (1,900)
Torres De Plata II                         69,532                                        (6,328)            -           (2,580)
Villa Real                              2,466,601         1,500                        (575,000)      (31,349)         (11,617)
Virginia Park Meadows                     501,471                                                    (255,245)          (7,268)
Wade Walton Apartments                    118,224                                                    (114,851)          (3,373)
Westbridge Apartments                         637                                                       1,611           (2,248)
Western (Ellis) Court                           -
                                     ------------ -------------     ------------  -------------   -----------   --------------
                                     $ 25,724,722 $     669,677     $          -  $  (1,186,370)  $(3,838,018)  $     (202,508)
                                     -=========== =============     ============  =============   ===========   ==============




                                      YEAR ENDED DECEMBER 31, 1998
                                     ------------------------------

                                       BALANCE           CAPITAL
  LIMITED                            DECEMBER 31,     CONTRIBUTIONS
PARTNERSHIPS                             1998            PAYABLE
------------                         ------------     -------------
Ashville Equity                      $    362,555     $
Columbus Junction                          49,060
Cottonwood Park                         1,124,314
The Cottages I                                  -
Countryside                             1,802,706
Eastridge Apartments                      471,699
Edgewood Apartments                     1,092,162
Fourth Street                           1,508,797
Germantown Apartments                   1,227,404
Great Basin Associates                          -
Grimes Park Apartments                     47,307
Jamestown                                 323,393
Jefferson Meadows Apartments              251,690
Kentucky River Apartments                 874,396
Lincoln Grove                             796,165
Meadowlakes Apartments                  1,098,046
Michigan Beach Apartments                       -
Nickel River (Wedgewood) Apts.            842,914
Norwalk Park Apartments                    42,550
Oakview                                   784,765
Pam Apartments                             33,501
Palm Springs View                               -             1,081
Paramount Apartments                            -
Parkwood Landing                          672,606           355,904
Pensacola Affordable                      361,887
Pineview Terrace                          395,756
Quivera                                   235,822
Rancho Del Mar                          3,408,959
Salem Park Apartments                     554,438
Sheboygan Apartments                      470,953
Sitka III Apartments                            -
Soldotna (Northwood Senior) Apts.         183,941
Torres De Plata II                         60,624
Villa Real                              1,850,135
Virginia Park Meadows                     238,958
Wade Walton Apartments                          -
Westbridge Apartments                           -
Western (Ellis) Court                           -
                                     ------------     -------------
                                     $ 21,167,503     $     356,985
                                     ============     ======-======

                                                                        SCHEDULE
                                                                     (CONTINUED)


                        NATIONAL TAX CREDIT INVESTORS II
            INVESTMENTS IN, EQUITY IN EARNINGS OF, AND DISTRIBUTIONS
                   RECEIVED FROM LIMITED PARTNERSHIPS FOR THE
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



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

                                                                    SCHEDULE III
                        NATIONAL TAX CREDIT INVESTORS II
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                 OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
                                DECEMBER 31, 2000



                                                                          BUILDINGS,
                                                                         FURNISHINGS
                                                                        AND EQUIPMENT
                                     NUMBER  OUTSTANDING               AMOUNT CARRIED
                                       OF     MORTGAGE                   AT CLOSE OF                 ACCUMULATED
   PARTNERSHIP/LOCATION              UNITS       LOAN         LAND         PERIOD         TOTAL     DEPRECIATION
----------------------------------------------------------------------------------------------------------------

ASHVILLE EQUITY (WESTVIEW)             41   $   958,258   $   100,000   $ 1,774,617   $ 1,874,617   $  (756,371)
  ASHVILLE, OH
COLUMBUS JUNCTION PARK                 24       650,527        40,000       779,438       819,438      (236,570)
  COLUMBUS JUNCTION, IA
COTTAGES OF NORTH ST. PAUL             94     3,955,000       616,092     5,199,015     5,815,107    (1,479,191)
  NORTH ST. PAUL, MN
COTTONWOOD PARK                        90     1,370,649       194,154     2,637,861     2,832,015      (743,139)
  COLORADO SPRINGS, CO
COUNTRYSIDE PLACE                     180     4,480,355       450,000     8,178,528     8,628,528    (2,771,447)
  HOWELL TOWNSHIP, NJ
EASTRIDGE APARTMENTS                   48     1,234,430        35,210     1,897,802     1,933,012      (397,352)
  ST CLAIR, MO
EDGEWOOD APARTMENTS                   108     1,717,690       157,500     3,893,925     4,051,425    (1,452,736)
  ROGERS, AR
FOURTH STREET                          44     1,011,430       241,979     4,205,938     4,447,917    (1,363,393)
  LOS ANGELES, CA
GERMANTOWN APARTMENTS                 132     2,463,529       210,000     4,588,661     4,798,661    (1,777,384)
  CONWAY, AR
GREAT BASIN ASSOCIATES                 28       621,095       143,000     1,412,503     1,555,503      (401,631)
  RENO, NV
GRIMES PARK APARTMENTS                 16       459,372        50,000       522,194       572,194      (164,900)
  GRIMES, IA
JAMESTOWN TERRACE                      56     2,866,922       298,000     3,491,844     3,789,844      (852,090)
  JAMESTOWN, CA
JEFFERSON MEADOWS                      83     3,070,451        85,500     4,896,437     4,981,937    (1,949,303)
  DETROIT, MI
KENTUCKY RIVER                         42       962,199       149,000     2,004,350     2,153,350      (542,255)
  WINCHESTER, KY
LINCOLN GROVE                         116       641,711       117,853     3,881,068     3,998,921    (1,045,423)
  GREENSBORO, NC
MEADOWLAKES                           108     1,427,421       136,352     3,900,270     4,036,622    (1,458,154)
  SEARCY, AR
MICHIGAN BEACH                        240     9,382,821       791,700     4,105,327     4,897,027      (256,582)
  CHICAGO, IL
NICKEL RIVER (WEDGEWOOD)              105     1,867,005       140,157     3,048,811     3,188,968      (868,724)
  LACROSSE, WI
NORWALK PARK APARTMENTS                16       428,542        50,600       482,876       533,476      (156,460)
  NORWALK, IA
OAKVIEW APARTMENTS                    106     2,055,000        80,800     3,612,188     3,692,988    (1,161,586)
  SPARTANBURG, SC
PALM SPRINGS VIEW                     120     5,194,476       901,137     7,645,424     8,546,561    (2,080,742)
  PALM SPRINGS, CA
PAM APARTMENTS                         96     1,525,000        50,000     2,652,115     2,702,115    (1,527,343)
  PAMPA, TX
PARAMOUNT APARTMENTS                   99     1,785,117        95,200     2,852,701     2,947,901    (1,076,874)
  MAPLE HEIGHTS, OH
PARKWOOD LANDING                      204     4,396,511       720,238     9,226,497     9,946,735    (3,324,868)
  HUNTSVILLE, AL
PENSACOLA AFFORDABLE                   56     1,340,020       251,630     1,845,425     2,097,055      (666,690)
  PENSACOLA, FL

                                                                          BUILDINGS,
                                                                         FURNISHINGS
                                                                        AND EQUIPMENT
                                     NUMBER  OUTSTANDING               AMOUNT CARRIED
                                       OF     MORTGAGE                   AT CLOSE OF                 ACCUMULATED
   PARTNERSHIP/LOCATION              UNITS       LOAN         LAND         PERIOD         TOTAL     DEPRECIATION
----------------------------------------------------------------------------------------------------------------
PINEVIEW TERRACE                      120     1,626,440        82,264     2,800,002     2,882,266      (846,592)
  KATY, TX
QUIVERA                               289     3,855,170       100,000    12,555,607    12,655,607    (5,112,469)
  LENEXA, TX
RANCHO DEL MAR                        312     3,401,224        74,858     8,009,421     8,084,279    (2,333,609)
  TUCSON, AZ
SALEM PARK APARTMENTS                 144     2,671,459       210,000     4,277,663     4,487,663    (1,841,376)
  CONWAY, AR
SHEBOYGAN                              59     1,340,881        47,200     2,561,520     2,608,720      (997,598)
  SHEBOYGAN, WI
SITKA III                              16     1,164,226        41,868     1,443,772     1,485,640      (545,560)
  SITKA, AK
SOLDOTNA (NORTHWOOD SENIOR)            23     1,475,737        59,248     1,882,543     1,941,791      (472,890)
  SOLDOTNA, AK
TORRES DE PLATA II                     78     3,068,782       158,175     3,834,258     3,992,433    (1,438,250)
  TOA ALTA, PR
VILLA REAL                            120     2,876,959       897,283     6,375,999     7,273,282    (1,952,771)
  SANTA FE, NM
VIRGINIA PARK MEADOWS                  83     3,016,935        78,500     4,896,672     4,975,172    (1,927,938)
  DETROIT, MI
WADE WALTON APARTMENTS                108     4,000,000       102,020     3,957,610     4,059,630    (1,128,251)
  CLARKSDALE, MI
WESTBRIDGE APARTMENTS                 112     2,665,000       201,468     3,064,426     3,265,894      (772,429)
  W. COLUMBIA, SC


                                    ----------------------------------------------------------------------------

       TOTAL                        3,716   $87,028,344    $8,158,986 $ 144,395,308  $152,554,294  $(47,880,941)
                                    ============================================================================

                                                                    SCHEDULE III
                                                                     (CONTINUED)
                        NATIONAL TAX CREDIT INVESTORS II
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                           HELD BY LOCAL PARTNERSHIPS
                        IN WHICH NTCI-II HAS INVESTMENTS
                                DECEMBER 31, 2000


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

          3.   Investments in property and equipment:

                                                  Buildings,
                                                  Furnishings
                                                     And
                                    Land           Equipment          Total
                                -------------    -------------    -------------

Balance at January 1, 1998      $   9,542,671    $ 153,572,966    $ 163,115,637

Net additions during the year
ended December 31, 1998                (1,379)         239,734          238,355
                                -------------    -------------    -------------

Balance at December 31, 1998        9,541,292      153,812,700      163,353,992

Net additions during the year
ended December 31, 1999            (1,382,306)      (9,145,608)     (10,527,914)
                                -------------    -------------    -------------

Balance at December 31, 1999        8,158,986      144,667,092      152,826,078

Net additions during the year
ended December 31, 2000                  --           (271,784)        (271,784)
                                -------------    -------------    -------------

Balance at December 31, 2000    $   8,158,986    $ 144,395,308    $ 152,554,294
                                =============    =============    =============

                                                                    SCHEDULE III
                                                                     (Continued)


                        NATIONAL TAX CREDIT INVESTORS II
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                           HELD BY LOCAL PARTNERSHIPS
                        IN WHICH NTCI-II HAS INVESTMENTS
                                DECEMBER 31, 2000



                                      Buildings,
                                     Furnishings
                                         And
                                      Equipment
                                     -----------

Accumulated Depreciation:

Balance at January 1, 1998           $36,481,243

Net additions during
the year ended
December 31, 1998                      5,418,007
                                     -----------

Balance at December 31, 1998          41,899,250

Net additions during
the year ended
December 31, 1999                      3,081,552
                                     -----------

Balance at December 31, 1999          44,980,802

Net additions during
the year ended
December 31, 2000                      2,900,139
                                     -----------

Balance at December 31, 2000         $47,880,941
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

CHARLES H. BOXENBAUM, 71, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

Mr. Boxenbaum has been associated with NAPICO since its inception. He has been active in the real estate industry since 1960, and prior to joining NAPICO was a real estate broker with the Beverly Hills firm of Carl Rhodes Company. Mr. Boxenbaum has been a member of the Board of Directors of Casden Properties Inc. since 1998.

Mr. Boxenbaum has been a guest lecturer at national and state realty conventions, certified properties exchanger's seminars, Los Angeles Town Hall, National Association of Home Builders, International Council of Shopping Centers, Society of Conventional Appraisers, California Real Estate Association, National Institute of Real Estate Brokers, Appraisal Institute, various mortgage banking seminars, and the North American Property Forum held in London, England. He is one of the founders and a past director of the First Los Angeles Bank, organized in November 1974. Since March 1995, Mr. Boxenbaum has served on the Board of Directors of the National Housing Council. Mr. Boxenbaum received his Bachelor of Arts degree from the University of Chicago.

BRUCE E. NELSON, 49, President, Chief Operating Officer and a director of
NAPICO.

Mr. Nelson joined NAPICO in 1980 and became President in February 1989. He is responsible for the operations of all NAPICO sponsored limited partnerships. Prior to that he was primarily responsible for the securities aspects of the publicly offered real estate investment programs. Mr. Nelson is also involved in the identification, analysis, and negotiation of real estate investments. Mr. Nelson is a member of the Board of Directors of Casden Properties Inc. and is a Director of the Affordable Housing Tax Credit Coalition.

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

ALAN I. CASDEN, 55, Chairman of the Board of Directors and Chief Executive Officer of Casden Properties Inc., a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

Mr. Casden has been involved in approximately $3 billion of real estate financings and sales and has been responsible for the development and construction of more than 12,000 apartment units and 5,000 single-family homes and condominiums.

Mr. Casden is a member of the American Institute of Certified Public Accountants and of the California Society of Certified Public Accountants. Mr. Casden is a member of the advisory board of the National Multi-

Family Housing Conference, the Multi-Family Housing Council, the President's Council of the California Building Industry Association and the Urban Land Institute. He also serves on the Board of Trustees of the University of Southern California. He holds a Bachelor of Science degree and a Masters in Business Administration degree from the University of Southern California.

BRIAN H. SHUMAN, 38, Vice President and Chief Financial Officer.

Mr. Shuman joined NAPICO in 2000, and is responsible for the financial affairs of NAPICO, as well as the limited partnerships sponsored by it. From 1996 until joining NAPICO in August 2000, Mr. Shuman was Vice President - Finance for Preferred Health Management Inc., the largest provider of worker compensation diagnostic imaging services in California formed in 1996, and was responsible for establishing and managing the accounting, billing, collection , treasury and financial reporting departments. From 1994 to 1996, he was the Controller for DVI Business Credit Corporation, which provides asset based lending to a wide range of health concerns. From 1985 to 1994, Mr. Shuman served in senior management positions, as a director or manager of finance, a portfolio tax analyst, and a senior accountant/tax consultant. He holds a Bachelor of Arts degree in economics and accounting from the University of Maryland. Mr. Shuman is a Certified Public Accountant and is a member of American Institute of Certified Public Accountants and the California Society of Public Accountants.

PATRICIA W. TOY, 71, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

JEFFREY H. SUSSMAN, 34, Senior Vice President, General Counsel and Secretary.

Mr. Sussman joined NAPICO in 1998, and is responsible for the legal affairs of NAPICO and its affiliates. He is also the President of NPEI and a member of the preliminary investment committee. Prior to joining NAPICO in April 1998, Mr. Sussman was an associate with the law firm of Rus, Miliband, Williams & Smith in Irvine, California. His practice emphasized real estate finance and insolvency law and included the representation of borrowers, lenders, and court-appointed trustees in matters involving apartment complexes, retail centers and hotels. Mr. Sussman received a Bachelor of Arts degree from the University of California, Berkeley and Juris Doctor and Master in Business Administration degrees from the University of Southern California. He is a member of the State Bar of California, and holds Series 22, 39 and 63 licenses issued by the National Association of Securities Dealers, Inc.

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

ITEM 11.       MANAGEMENT RENUMERATION AND TRANSACTIONS:

National Tax Credit Investors II has no officers, employees, or directors. However, under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to the General Partner and Special Limited Partner for the following fees:

(a) An annual Partnership management fee in an annual amount equal to 0.5 percent of invested assets (as defined) is payable to the General Partner and Special Limited Partner. Fees in amount of $740,463 were incurred for the year ended December 31, 2000 and $764,612 were incurred for each of the years ended December 31, 1999 and 1998.

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

(c) The Partnership reimburses certain expenses to the General Partner. The reimbursement paid to the General Partner was $47,129, for the year ended December 31, 2000 and $0 for the years ended December 31, 1999 and 1998, and is included in general and administrative expenses.

(d) An affiliate of the General Partner is responsible for the on-site property management for seven Local Partnerships in 2000 and 1999 and four local partnerships in 1998. The Local Partnerships paid the affiliate property management fees of $163,520, $182,781 and $136,296 in 2000, 1999 and 1998, respectively.


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


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

FINANCIAL STATEMENTS

Report of Independent Public Accountants.

Balance Sheets as of December 31, 2000 and 1999.

Statements of Operations for the years ended December 31, 2000, 1999 and 1998.

Statements of Partners' Equity (Deficiency) for the years ended December 31, 2000, 1999 and 1998.

Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

Notes to Financial Statements.

FINANCIAL STATEMENT SCHEDULES
APPLICABLE TO THE LIMITED PARTNERSHIPS IN WHICH NTCI-II HAS INVESTMENTS:

Schedule - Investments in Limited Partnerships, December 31, 2000, 1999 and
1998.

Schedule III - Real Estate and Accumulated Depreciation, December 31, 2000.

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

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the year ended December 31, 2000.

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


NATIONAL TAX CREDIT INVESTORS II

By:       NATIONAL PARTNERSHIP INVESTMENTS CORP.
          The General Partner


/s/ CHARLES H. BOXENBAUM
-----------------------------------
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer


/s/ BRUCE E. NELSON
-----------------------------------
Bruce E. Nelson
Director and President


/s/ ALAN I. CASDEN
-----------------------------------
Alan I. Casden
Director


/s/ BRIAN H. SHUMAN
-----------------------------------
Brian H. Shuman
Chief Financial Officer