Form 10-Q
period 2001-03-31
NATIONAL TAX CREDIT INVESTORS II
filed 2001-05-15
CIK 859921

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended MARCH 31, 2001

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001




PART I. FINANCIAL INFORMATION

       Item 1.  Financial Statements

                Balance Sheets, March 31, 2001 and December 31, 2000..................     1

                Statements of Operations
                     Three Months Ended March 31, 2001 and 2000.......................     2

                Statement of Partners' Equity (Deficiency),
                    Three Months Ended March 31, 2001.................................     3

                Statements of Cash Flows
                    Three Months Ended March 31, 2001 and 2000........................     4

                Notes to Financial Statements ........................................     5

       Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ..............................    11


PART II. OTHER INFORMATION

       Item 1.  Legal Proceedings.....................................................    14

       Item 6.  Exhibits and Reports on Form 8-K .....................................    14

       Signatures.....................................................................    15

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                                 BALANCE SHEETS

                   AS OF MARCH 31, 2001 AND DECEMBER 31, 2000

                                     ASSETS

                                                               2001                 2000
                                                           (Unaudited)           (Audited)
                                                           -----------          -----------
INVESTMENTS IN LIMITED PARTNERSHIPS
    (Notes 1 and 2)                                        $13,690,094          $14,059,652

CASH AND CASH EQUIVALENTS (Note 1)                             762,371              864,951

RESTRICTED CASH (Note 3)                                       255,088              255,088
                                                           -----------          -----------
          TOTAL ASSETS                                     $14,707,553          $15,179,691
                                                           ===========          ===========


                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accrued fees due to partners (Notes 5 and 7)          $ 3,816,722          $ 3,717,135
     Capital contributions payable (Note 4)                      1,076                1,076
     Accounts payable and accrued expenses                      25,536               25,513
                                                           -----------          -----------
                                                             3,843,334            3,743,724
                                                           -----------          -----------

CONTINGENCIES (Note 6)

PARTNERS' EQUITY                                            10,864,219           11,435,967
                                                           -----------          -----------

           TOTAL LIABILITIES AND PARTNERS' EQUITY          $14,707,553          $15,179,691
                                                           ===========          ===========


   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                     2001                2000
                                                  ---------           ---------
INTEREST INCOME                                   $  11,173           $  17,985
                                                  ---------           ---------

OPERATING EXPENSES:
     Management fees - partners (Note 5)            181,511             185,116
     General and administrative (Note 5)             27,779              18,539
     Legal and accounting                            26,630              56,849
                                                  ---------           ---------

         Total operating expenses                   235,920             260,504
                                                  ---------           ---------

LOSS FROM PARTNERSHIP OPERATIONS                   (224,747)           (242,519)

DISTRIBUTIONS FROM LIMITED
     PARTNERSHIPS RECOGNIZED
     AS INCOME                                        6,999             455,843

EQUITY IN LOSS OF LIMITED PARTNERSHIPS
     AND AMORTIZATION OF ACQUISITION
     COSTS (Note 2)                                (354,000)           (602,500)
                                                  ---------           ---------

NET LOSS                                          $(571,748)          $(389,176)
                                                  =========           =========

NET LOSS PER LIMITED
     PARTNERSHIP INTEREST (Note 1)                $      (8)          $      (5)
                                                  =========           =========


   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)

                                                   General               Limited
                                                  Partners               Partners                Total
                                                ------------           ------------           ------------
PARTNERSHIP INTERESTS                                                        72,404
                                                                       ============

PARTNERS' EQUITY (DEFICIENCY),
       January 1, 2001                          $   (514,564)          $ 11,950,531           $ 11,435,967

       Net loss for the three months
       ended March 31, 2001                           (5,717)              (566,031)              (571,748)
                                                ------------           ------------           ------------

PARTNERS' EQUITY (DEFICIENCY),
       March 31, 2001                           $   (520,281)          $ 11,384,500           $ 10,864,219
                                                ============           ============           ============


   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                                             2001                  2000
                                                                         -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                            $  (571,748)          $  (389,176)
     Adjustments to reconcile net loss to net cash
        (used in) provided by operating activities:
           Equity in loss (income) of limited partnerships
               and amortization of acquisition costs                         354,000               602,500
           Increase in other assets                                               --                (9,918)
           Increase (decrease) in:
               Accounts payable and accrued expenses                              23               (32,885)
               Accrued fees due to partners                                   99,587               185,116
                                                                         -----------           -----------

            Net cash (used in) provided by operating activities             (118,138)              355,637
                                                                         -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Distributions from limited partnerships recognized as a
        return of capital                                                    127,103                35,331
     Capital contributions                                                  (111,545)              (18,023)
     Decrease in restricted cash                                                  --                (2,861)
                                                                         -----------           -----------

            Net cash provided by investing activities                         15,558                14,447
                                                                         -----------           -----------

NET (DECREASE) INCREASE IN CASH AND
     CASH EQUIVALENTS                                                       (102,580)              370,084

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               864,951             1,296,513
                                                                         -----------           -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $   762,371           $ 1,666,597
                                                                         ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       GENERAL

       The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 2000 prepared by National Tax Credit Investors II (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

       In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001 and the results of operations and changes in cash flows for the three months then ended.

       ORGANIZATION

       The Partnership was formed under the California Revised Limited Partnership Act on January 12, 1990. The Partnership was formed to invest primarily in other limited partnerships ("Local Partnerships") which own and operate multifamily housing complexes that are eligible for low income housing tax credits. ("Tax Credits"). The general partner of the Partnership (the "General Partner") is National Partnership Investments Corp. ("NAPICO"), a California corporation. Casden Properties Inc. owns a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owns 95% of the voting common stock of NAPICO. The special limited partner of the Partnership (the "Special Limited Partner") is PaineWebber TC Partners, L.P., a Virginia limited partnership.

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

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                                 MARCH 31, 2001

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

       The Partnership holds limited partnership interests in 36 local partnerships (the "Local Partnerships"), after having one property foreclosed during 2001. As a limited partner of the Local Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their properties (the "Apartment Complexes"). The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

       At March 31, 2001, the Local Partnerships own residential projects consisting of 3,617 apartment units.

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

                                 MARCH 31, 2001

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

       Distributions received by the Partnership from the Local Partnerships are accounted for as a return of capital until the investment balance is reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions received will be recognized as income.

       The following is a summary of the investments in Local Partnerships for the three months ended March 31, 2001:

           Balance, beginning of period                              $14,059,652
           Capital contributions                                         111,545
           Equity in losses of limited partnerships                     (325,000)
           Distributions recognized as a return of capital              (127,103)
           Amortization of capitalized acquisition costs and fees        (29,000)
                                                                     -----------
           Balance, end of period                                    $13.690,094
                                                                     ===========

       The following are unaudited combined estimated statements of operations for the three months ended March 31, 2001 and 2000 for the limited partnerships in which the Partnership has investments:


                                             Three months          Three months
                                                ended                ended
                                           March 31, 2001         March 31, 2000
                                           --------------         --------------
        REVENUES
          Rental and other                  $  4,966,000          $ 4,805,000

        EXPENSES
          Depreciation                         1,234,000            1,283,000
          Interest                             1,555,000            1,600,000
          Operating                            3,040,000            4,903,000
                                             -----------          -----------
                                               5,829,000            7,786,000
                                             -----------          -----------
                                             $  (863,000)         $(2,981,000)
                                             ===========          ===========



       Paramount

       Foreclosure proceedings were commenced against the Paramount Local Partnership in November 1988 and a receiver was appointed in May 1999. A decree of foreclosure was entered in January 2000, and the foreclosure sale was completed February 2001. The Partnership had no investment balance related to this Local Partnership.

       Wade Walton

       Due to the operating deficits, the Wade Walton Local Partnership which owns a property in Clarksdale, Mississippi commenced a bankruptcy case in order to reorganize under Chapter 11 of the United States Bankruptcy Code. The Local Partnership has filed a reorganization plan which proposes to pay all creditors in full. Based on a recent court ruling, the lender is able to proceed with foreclosure against the property. The Partnership has no investment balance related to this local partnership.

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

                                 MARCH 31, 2001

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

NOTE 5 - RELATED-PARTY TRANSACTIONS

       Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner and the Special Limited Partner for the following fees:

       (a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner and Special Limited Partner. For the three months ended March 31, 2001 and 2000, approximately $182,000 and $185,000, respectively, has been expensed. The unpaid balance at March 31, 2001 is approximately $3,817,000.

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

       (c) The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $16,000 and $0 for the three months ended March 31, 2001 and 2000, respectively, and is included in administrative expenses.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2001

NOTE 5 - RELATED-PARTY TRANSACTIONS (CONTINUED)

       NTC II is the Local Operating General Partner in four of the Partnership's 36 Local Partnerships. In addition, NTC II is either a special limited partner or an administrative general partner in each Local Partnership.

       An affiliate of the General Partner is currently managing seven properties owned by Local Partnerships. The Local Partnerships pay the affiliate property management fees in the amount of 5 percent of their gross rental revenues and data processing fees. The amounts paid were approximately $41,000 and $45,000 for the three months ended March 31, 2001 and 2000, respectively.

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

                                 MARCH 31, 2001


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

                                 MARCH 31, 2001

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

                                 MARCH 31, 2001

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

                                 MARCH 31, 2001

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

The Wade Walton local partnership commenced proceedings under Chapter 11 of the United States Bankruptcy Code on July 20, 1999.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) No exhibits are required per the provision of Item 6 of regulation S-K and no reports on Form 8-K were filed during the quarter ended March 31, 2001.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 2001

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


                                   NATIONAL TAX CREDIT INVESTORS II
                                   (a California limited partnership)


                                   By: National Partnership Investments Corp.
                                       General Partner



                                       /s/ BRUCE E. NELSON
                                       --------------------------------------
                                       Bruce E. Nelson
                                       President


                                   Date:  MAY 15, 2001
                                        -------------------------------------



                                       /s/ BRIAN H. SHUMAN
                                       --------------------------------------
                                       Brian H. Shuman
                                       Chief Financial Officer


                                   Date:  MAY 15, 2001
                                        -------------------------------------