Form 10-Q
period 2001-06-30
NATIONAL TAX CREDIT INVESTORS II
filed 2001-08-14
CIK 859921

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Quarterly Period Ended JUNE 30, 2001

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

                                 Yes X    No [ ]

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2001


PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Balance Sheets, June 30, 2001 and December 31, 2000               1

                 Statements of Operations
                          Six and Three Months Ended June 30, 2001 and 2000        2

                 Statement of Partners' Equity (Deficiency),
                         Six Months Ended June 30, 2001                            3

                 Statements of Cash Flows
                         Six Months Ended June 30, 2001 and 2000                   4

                 Notes to Financial Statements                                     5

         Item 2. Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                       12


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                               15

         Item 6.  Exhibits and Reports on Form 8-K                                15

         Signatures                                                               16

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                       JUNE 30, 2001 AND DECEMBER 31, 2000

                                     ASSETS

                                                                           2001             2000
                                                                        (Unaudited)      (Audited)
                                                                        -----------      -----------
INVESTMENTS IN LIMITED PARTNERSHIPS
    (Notes 1 and 2)                                                     $13,259,128      $14,059,652

CASH AND CASH EQUIVALENTS (Note 1)                                          647,052          864,951

RESTRICTED CASH (Note 3)                                                    255,088          255,088

          TOTAL ASSETS                                                  $14,161,268      $15,179,691
                                                                        ===========      ===========


                              LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accrued fees due to partners (Notes 5 and 7)                       $ 4,018,151      $ 3,717,135
     Capital contributions payable (Note 4)                                   1,076            1,076
     Accounts payable and accrued expenses                                   21,621           25,513
                                                                        -----------      -----------
                                                                          4,040,848        3,743,724

CONTINGENCIES (Note 6)

PARTNERS' EQUITY                                                         10,120,420       11,435,967
                                                                        -----------      -----------

           TOTAL LIABILITIES AND PARTNERS' EQUITY                       $14,161,268      $15,179,691
                                                                        ===========      ===========





   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                SIX AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                              Six months       Three months       Six months       Three months
                                                 ended            ended             ended              ended
                                             June 30, 2001     June 30, 2001     June 30, 2000     June 30, 2000
                                             -------------     -------------     -------------     -------------
INTEREST INCOME                               $    16,908       $     5,735       $    42,922       $    24,937
                                              -----------       -----------       -----------       -----------

OPERATING EXPENSES:
     Management fees - partners (Note 5)          366,626           185,115           382,304           197,188
     General and administrative (Note 5)           66,671            38,892            65,953            47,414
     Legal and accounting                          78,899            52,269            84,405            27,556
                                              -----------       -----------       -----------       -----------

         Total operating expenses                 512,196           276,276           532,662           272,158
                                              -----------       -----------       -----------       -----------

LOSS FROM PARTNERSHIP OPERATIONS                 (495,288)         (270,541)         (489,740)         (247,221)

DISTRIBUTION RECOGNIZED
     AS INCOME (Note 2)                            62,147            55,148            13,998             6,999

EQUITY IN LOSS OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ACQUISITION COSTS (Note 2)               (882,406)         (586,406)       (1,205,000)         (602,500)
                                              -----------       -----------       -----------       -----------

NET LOSS                                      $(1,315,547)      $  (801,799)      $(1,680,742)      $  (842,722)
                                              ===========       ===========       ===========       ===========

NET LOSS PER LIMITED
     PARTNERSHIP INTEREST (Note 1)            $       (18)      $       (11)      $       (23)      $       (12)
                                              ===========       ===========       ===========       ===========


















   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)
                         SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)



                                          Genera             Limited
                                          Partners           Partners             Total
                                        ------------       ------------       ------------
PARTNERSHIP INTERESTS                                           72,404
                                                           ============

PARTNERS' EQUITY (DEFICIENCY),
       January 1, 2001                  $   (514,564)      $ 11,950,531       $ 11,435,967

       Net loss for the six months
       ended June 30, 2001                   (13,155)        (1,302,392)        (1,315,547)
                                        ------------       ------------       ------------

PARTNERS' EQUITY (DEFICIENCY),
       June 30, 2001                    $   (527,719)      $ 10,648,139       $ 10,120,420
                                        ============       ============       ============


















   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                                    2001             2000
                                                                -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                   $(1,315,547)      $(1,231,898)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
           Equity in loss of limited partnerships
               and amortization of acquisition costs                882,406         1,205,000
           Gain on transfer of partnership interest                       -          (448,844)
           Increase in other assets                                       -           (89,203)
           Increase in restricted cash                                    -            (6,151)
           Increase (decrease) in:
               Accounts payable and accrued expenses                 (3,892)          (14,255)
               Accrued fees due to partners                         301,016           182,304
                                                                -----------       -----------

            Net cash used in operating activities                  (136,017)         (403,047)
                                                                -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in limited partnerships:
        Proceeds from transfer of partnership interest                    -           448,844
       Advances to properties                                      (233,251)
        Distributions from limited partnerships recognized
           as a return of capital                                   151,369            65,390
                                                                -----------       -----------

            Net cash provided by investing activities               (81,882)          514,234
                                                                -----------       -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          (217,899)          111,187

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      864,951         1,296,513
                                                                -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $   647,052       $ 1,407,700
                                                                ===========       ===========




   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001


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

        In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001 and the results of operations and changes in cash flows for the six and three months then ended.

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

                                  JUNE 30, 2001



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

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2001


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        CASH AND CASH EQUIVALENTS

        The Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Partnership has its cash and cash equivalents on deposit with high credit quality financial institutions. Such cash and cash equivalents are in excess of the FDIC insurance limit.

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

        The Partnership holds limited partnership interests in 37 local partnerships (the "Local Partnerships"), located in 24 different states. As a limited partner of the Local Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their properties (the "Apartment Complexes"). The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

        At June 30, 2001, the Local Partnerships own residential projects consisting of 3,716 apartment units.

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

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2001


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        During 2000, the Partnership received proceeds from a Local Partnership's admission of a new limited partner in a prior year. Proceeds of $448,844 were paid to the Partnership for its reduced partnership interest.

        The Partnership's allocable share of losses from Local Partnerships are recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. The cumulative amount of unrecognized equity in losses of Local Partnerships is approximately $9,018,000 and $8,117,000 as of June 30, 2001 and December 31, 2000, respectively.

        Distributions received by the Partnership from the Local Partnerships are accounted for as a return of capital until the investment balance is reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions received are recognized as income.

        The following is a summary of the investments in Local Partnerships for the six months ended June 30, 2001:

        Balance, beginning of period                                $14,059,652
        Equity in losses of limited partnerships                       (825,113)
        Distributions recognized as a return of capital                (151,369)
        Amortization of capitalized acquisition costs and fees          (57,293)
        Advances to properties                                          233,251
                                                                    -----------

        Balance, end of period                                      $13,259,128
                                                                    ===========

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2001


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        The following are unaudited combined estimated statements of operations for the six and three months ended June 30, 2001 and 2000 for the limited partnerships in which the Partnership has investments:

                               Six months        Three months           Six months           Three months
                                  ended              ended                 ended                 ended
                              June 30, 2001      June 30, 2001         June 30, 2000         June 30, 2000
                              -------------      -------------         -------------         -------------
        REVENUES:
            Rental and other     $9,932,000        $ 4,966,000          $ 9,611,000           $ 4,805,000
                                 ----------        -----------          -----------           -----------

        EXPENSES:
            Depreciation          2,468,000          1,234,000            2,566,000             1,283,000
            Interest              3,110,000          1,555,000            3,201,000             1,600,000
            Operating             6,080,000          3,040,000            9,806,000             4,903,000
                                -----------        -----------          -----------           -----------

                                 11,658,000          5,829,000           15,573,000             7,786,000
                                -----------        -----------          -----------           -----------

            Net loss            $(1,726,000)       $  (863,000)         $(5,962,000)          $(2,981,000)
                                ===========        ===========          ===========           ===========

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

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2001


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

NOTE 5 - RELATED-PARTY TRANSACTIONS

        Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner and the Special Limited Partner for the following fees:

        (a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner and Special Limited Partner. For the six months ended June 30, 2001 and 2000, approximately $366,626 and $382,304, respectively, has been expensed. The unpaid balance at June 30, 2001 is approximately $4,018,151.

        (b) A property disposition fee is payable to the General Partner in an amount equal to the lesser of (i) one-half of the competitive real estate commission that would have been charged by unaffiliated third parties providing comparable services in the area where the apartment complex is located, or (ii) 3 percent of the sale price received in connection with the sale or disposition of the apartment complex or local partnership interest, but in no event will the property disposition fee and all amounts payable to affiliated real estate brokers in connection with any such sale exceed in the aggregate, the lesser of the

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2001



NOTE 5 - RELATED-PARTY TRANSACTIONS (CONTINUED)

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

        (c) The Partnership reimburses NAPICO for certain expenses. The Partnership incurred expenses of $32,627 and $23,565 for the six months ended June 30, 2001 and 2000, respectively, to NAPICO.

        NTC II is the Local Operating General Partner in four of the Partnership's 37 Local Partnerships. In addition, NTC II is either a special limited partner or an administrative general partner in each Local Partnership.

        An affiliate of the General Partner is currently managing five properties owned by Local Partnerships. The Local Partnerships pay the affiliate property management fees in the amount of 5 percent of their gross rental revenues and data processing fees. The amounts paid were approximately $78,135 for the six months ended June 30, 2001.

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

                                  JUNE 30, 2001


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

                                  JUNE 30, 2001


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

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 2001


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

                                  JUNE 30, 2001


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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) No exhibits are required per the provision of Item 1 of regulation S-K and no reports on Form 8-K were filed during the quarter ended June 30, 2001.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 2001


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


                              NATIONAL TAX CREDIT INVESTORS II
                              (a California limited partnership)


                              By:  National Partnership Investments Corp.
                                   General Partner



                                   /s/ BRUCE NELSON
                                   -------------------------------
                                   Bruce Nelson
                                   President


                              Date:   August 14, 2001
                                   -------------------------------



                                   /s/ BRIAN H. SHUMAN
                                   -------------------------------
                                   Brian H. Shuman
                                   Chief Financial Officer


                              Date:   August 14, 2001
                                   -------------------------------