Form 10-Q
period 2001-09-30
NATIONAL TAX CREDIT INVESTORS II
filed 2001-11-14
CIK 859921

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 2001

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

                                 Yes [X] No [ ]

                        NATIONAL TAX CREDIT INVESTORS II

                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001


PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements

              Balance Sheets, September 30, 2001 and December 31, 2000................... 1

              Statements of Operations,
                     Nine and Three Months Ended September 30, 2001 and 2000............. 2

              Statement of Partners' Equity (Deficiency),
                    Nine Months Ended September 30, 2001................................. 3

              Statements of Cash Flows,
                    Nine Months Ended September 30, 2001 and 2000........................ 4

              Notes to Financial Statements ............................................. 5

       Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations .................................12


PART II.  OTHER INFORMATION

       Item 1.  Legal Proceedings........................................................15

       Item 6.  Exhibits and Reports on Form 8-K ........................................15

       Signatures .......................................................................16

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                     ASSETS


                                                            2001               2000
                                                         (Unaudited)         (Audited)
                                                         -----------        -----------
INVESTMENTS IN LIMITED PARTNERSHIPS
    (Notes 1 and 2)                                      $12,826,375        $14,059,652

CASH AND CASH EQUIVALENTS (Note 1)                           546,754            864,951

RESTRICTED CASH (Note 3)                                     255,088            255,088
                                                         -----------        -----------

          TOTAL ASSETS                                   $13,628,217        $15,179,691
                                                         ===========        ===========


                    LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accrued fees due to partners (Notes 5 and 7)        $ 4,219,580        $ 3,717,135
     Capital contributions payable (Note 4)                    1,076              1,076
     Accounts payable and accrued expenses                    47,061             25,513
                                                         -----------        -----------
                                                           4,267,717          3,743,724

CONTINGENCIES (Note 6)

PARTNERS' EQUITY                                           9,360,500         11,435,967
                                                         -----------        -----------

           TOTAL LIABILITIES AND PARTNERS' EQUITY        $13,628,217        $15,179,691
                                                         ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                Nine months         Three months        Nine months         Three months
                                                   ended               ended               ended               ended
                                               Sept 30, 2001       Sept 30, 2001       Sept 30, 2000       Sept 30, 2000
                                               -------------       -------------       -------------       -------------
INTEREST INCOME                                 $    24,020         $     7,112         $    64,436         $    21,514
                                                -----------         -----------         -----------         -----------

OPERATING EXPENSES:
     Management fees - partners (Note 5)            551,741             185,115             555,347             173,043
     General and administrative (Note 5)            107,905              41,234              79,167              13,214
     Legal and accounting                           159,052              80,153              96,255              11,850
                                                -----------         -----------         -----------         -----------

             Total operating expenses               818,698             306,502             730,769             198,107
                                                -----------         -----------         -----------         -----------

LOSS FROM PARTNERSHIP OPERATIONS                   (794,678)           (299,390)           (666,333)           (176,593)

DISTRIBUTION RECOGNIZED
     AS INCOME (Note 2)                              64,447               2,300             469,841               6,999

EQUITY IN LOSS OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ACQUISITION COSTS (Note 2)               (1,345,236)           (462,830)         (1,807,500)           (602,500)
                                                -----------         -----------         -----------         -----------

NET LOSS                                        $(2,075,467)        $  (759,920)        $(2,003,992)        $  (772,094)
                                                ===========         ===========         ===========         ===========

NET LOSS PER LIMITED
     PARTNERSHIP INTEREST (Note 1)              $       (28)        $       (10)        $       (27)        $       (11)
                                                ===========         ===========         ===========         ===========


   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)


                                             General             Limited
                                            Partners             Partners              Total
                                          ------------         ------------         ------------
PARTNERSHIP INTERESTS                                                72,404
                                                               ============


PARTNERS' EQUITY (DEFICIENCY),
      January 1, 2001                     $   (514,564)        $ 11,950,531         $ 11,435,967

      Net loss for the nine months
         ended September 30, 2001              (20,755)          (2,054,712)          (2,075,467)
                                          ------------         ------------         ------------

PARTNERS' EQUITY (DEFICIENCY),
      September 30, 2001                  $   (535,319)        $  9,895,819         $  9,360,500
                                          ============         ============         ============


   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                                           2001                2000
                                                                       -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                          $(2,075,467)        $(2,003,992)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
           Equity in loss of limited partnerships
               and amortization of acquisition costs                     1,345,236           1,807,500
           Gain on transfer of partnership interest                             --            (448,844)
           Increase in other assets                                             --             (29,261)
           Increase in restricted cash                                          --             (22,191)
           Increase (decrease) in:
               Accounts payable and accrued expenses                        21,548             (80,799)
               Accrued fees due to partners                                502,445             188,681
                                                                       -----------         -----------

            Net cash used in operating activities                         (206,238)           (588,906)
                                                                       -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in limited partnerships:
        Proceeds from transfer of partnership interest                          --             448,844
        Advances to properties                                            (289,172)           (139,461)
        Distributions from limited partnerships recognized
           as a return of capital                                          177,213             107,005
                                                                       -----------         -----------

            Net cash (used in) provided by investing activities           (111,959)            416,388
                                                                       -----------         -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (318,197)           (172,518)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             864,951           1,296,513
                                                                       -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $   546,754         $ 1,123,995
                                                                       ===========         ===========


   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II

                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

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

        In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001 and the results of operations and changes in cash flows for the nine and three months then ended.

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

                               SEPTEMBER 30, 2001

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

        RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 was effective immediately and SFAS 142 will be effective January 2002. The new standards are not expected to have a significant impact on the Partnership's financial statements.

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

                               SEPTEMBER 30, 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        NET LOSS PER LIMITED PARTNERSHIP INTEREST

        Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the weighted average number of limited partnership interests outstanding during the period. The weighted average number of limited partner interests was 72,404 for the periods presented.

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

        At September 30, 2001, the Local Partnerships own residential projects consisting of 3,716 apartment units.

        The Partnership, as a limited partner, is generally entitled to 99 percent of the operating profits and losses of the Local Partnerships. National Tax Credit, Inc. II ("NTC-II") an affiliate of the General Partner, serves either as a special limited partner or non-managing administrative

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS(CONTINUED)

                               SEPTEMBER 30, 2001

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

        The Partnership's allocable share of losses from Local Partnerships are recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. The cumulative amount of unrecognized equity in losses of Local Partnerships is approximately $9,450,000 and $8,117,000 as of September 30, 2001 and December 31, 2000, respectively.

        Distributions received by the Partnership from the Local Partnerships are accounted for as a return of capital until the investment balance is reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions received are recognized as income.

        The following is a summary of the investments in Local Partnerships for the nine months ended September 30, 2001:


Balance, beginning of period                                  $ 14,059,652
Equity in losses of limited partnerships                        (1,259,300)
Distributions recognized as a return of capital                   (177,213)
Amortization of capitalized acquisition costs and fees             (85,936)
Advances to limited partnerships                                   289,172
                                                              ------------

Balance, end of period                                        $ 12,826,375
                                                              ============

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS(CONTINUED)

                               SEPTEMBER 30, 2001

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        The following are unaudited combined estimated statements of operations for the nine and three months ended September 30, 2001 and 2000 for the limited partnerships in which the Partnership has investments:


                            Nine months          Three months         Nine months          Three months
                               ended                ended                ended                ended
                           Sept. 30, 2001       Sept. 30, 2001       Sept. 30, 2000       Sept. 30, 2000
                           --------------       --------------       --------------       --------------
REVENUES:
    Rental and other        $ 14,898,000         $  4,966,000         $ 14,416,000         $  4,805,000
                            ------------         ------------         ------------         ------------

EXPENSES:
    Depreciation               3,702,000            1,234,000            3,849,000            1,283,000
    Interest                   4,665,000            1,555,000            4,801,000            1,600,000
    Operating                  9,120,000            3,040,000           14,709,000            4,903,000
                            ------------         ------------         ------------         ------------

                              17,487,000            5,829,000           23,359,000            7,786,000
                            ------------         ------------         ------------         ------------

        Net loss            $ (2,589,000)        $   (863,000)        $ (8,943,000)        $ (2,981,000)
                            ============         ============         ============         ============


        Paramount

        Foreclosure proceedings were commenced against the Paramount Local Partnership in November 1988 and a receiver was appointed in May 1999. A decree of foreclosure was entered in January 2000, and the foreclosure sale was completed February 2001. The Partnership had no investment balance related to this Local Partnership.

        Wade Walton

        Due to the operating deficits, the Wade Walton Local Partnership which owns a property in Clarksdale, Mississippi commenced a bankruptcy case in order to reorganize under Chapter 11 of the United States Bankruptcy Code. Based on a recent court ruling, the lender is proceeding with foreclosure against the property, which is scheduled for November 13, 2001. The Partnership has no investment balance related to this Local Partnership.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS(CONTINUED)

                               SEPTEMBER 30, 2001

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

NOTE 5 - RELATED-PARTY TRANSACTIONS

        Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner and the Special Limited Partner for the following fees:

        (a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner and Special Limited Partner. For the nine months ended September 30, 2001 and 2000, approximately $552,000 and $555,000, respectively, has been expensed.

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

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS(CONTINUED)

                               SEPTEMBER 30, 2001

NOTE 5 - RELATED-PARTY TRANSACTIONS (CONTINUED)

        (c) The Partnership reimburses NAPICO for certain expenses. The Partnership incurred expenses of $49,000 and $35,000 for the nine months ended September 30, 2001 and 2000, respectively, to NAPICO.

        As of September 30, 2001, the fees and expenses of $4,219,580 due the partners exceed the Partnership's cash. The partners, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

        NTC II is the Local Operating General Partner in four of the Partnership's 37 Local Partnerships. In addition, NTC II is either a special limited partner or an administrative general partner in each Local Partnership.

        An affiliate of the General Partner is currently managing five properties owned by Local Partnerships. The Local Partnerships pay the affiliate property management fees in the amount of 5 percent of their gross rental revenues and data processing fees. The amounts paid were approximately $115,724 for the nine months ended September 30, 2001.

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

                               SEPTEMBER 30, 2001

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

                               SEPTEMBER 30, 2001

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

                               SEPTEMBER 30, 2001

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

                               SEPTEMBER 30, 2001

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) No exhibits are required per the provision of Item 1 of regulation S-K and no reports on Form 8-K were filed during the quarter ended September 30, 2001.

                        NATIONAL TAX CREDIT INVESTORS II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 2001

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

                                  NATIONAL TAX CREDIT INVESTORS II
                                  (a California limited partnership)


                                  By: National Partnership Investments Corp.
                                      General Partner


                                      /s/ BRUCE NELSON
                                      --------------------------------
                                      Bruce Nelson
                                      President

                                  Date: November 14, 2001
                                      --------------------------------


                                      /s/ BRIAN H. SHUMAN
                                      --------------------------------
                                      Brian H. Shuman
                                      Chief Financial Officer

                                  Date: November 14, 2001
                                      --------------------------------