Form 10-K
period 2001-12-31
NATIONAL TAX CREDIT INVESTORS II
filed 2002-04-16
CIK 859921

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2001

Commission File Number
     0-20610

NATIONAL TAX CREDIT INVESTORS II

A California Limited Partnership

I.R.S. Employer Identification No.      93-1017959

9090 Wilshire Boulevard, Suite 201, Beverly Hills, California 90211

Registrant’s Telephone Number, Including Area Code (310) 278-2191

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

Yes     [X]          No     [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

PART I.

ITEM 1. BUSINESS:

National Tax Credit Investors II (“NTCI-II” or the “Partnership”) is a limited partnership formed under the laws of the State of California on January 12, 1990. The Partnership was formed to acquire limited partnership interests in investee limited partnerships (“Local Partnerships”) which own multifamily apartment complexes that are eligible for low-income housing federal income tax credits (the “Housing Tax Credit”). On April 23, 1990, the Partnership offered 100,000 Units of Limited Partnership Interests (“Units”) at $1,000 per Unit through a public offering managed by PaineWebber Incorporated (the “A Selling Agent”).

The general partner of the Partnership is National Partnership Investments Corp. (“NAPICO”), a California corporation (the “General Partner”). The business of the Partnership is conducted primarily by NAPICO.

Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation (“CIC”), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P. (the “Operating Partnership”), a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. The current members of NAPICO’s Board of Directors are Charles H. Boxenbaum, Bruce E. Nelson and Alan I. Casden.

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, a Maryland corporation (“AIMCO”) and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties, Inc. and its subsidiaries, including NAPICO.

In general, an owner of a low-income housing project is entitled to receive the Housing Tax Credit in each year of a ten-year period (the “Credit Period”). The apartment complexes (“Apartment Complex”) are subject to a minimum compliance period of not less than fifteen years (the “Compliance Period”). Tax Credits are available to the limited partners to reduce their federal income taxes. The ability of a limited partner to utilize such credits may be restricted by the passive activity loss limitation and the general business tax credit limitation rules. NTCI-II has made capital contributions to 37 Local Partnerships, one of which was sold and one was foreclosed in 2001. Each of these Local Partnerships owns an Apartment Complex that is eligible for the Housing Tax Credit. Several of the Local Partnerships also benefit from government programs promoting low or moderate income housing.

The Partnership’s investments in Local Partnerships are subject to the risks incident to the management and ownership of multifamily residential real estate. Neither the Partnership’s investments nor the Apartment Complexes owned by the Local Partnerships will be readily marketable, and there can be no assurance that the Partnership will be able to dispose of its Local Partnership Interests or Apartment Complexes at the end of the Compliance Period. The value of the Partnership’s investments will be subject to changes in national and local economic conditions, including substantial unemployment, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Apartment Complexes and the Partnership. The Apartment Complexes are subject to the risk of loss through foreclosure. In addition, each Local Partnership is subject to risks relating to environmental hazards which might be uninsurable. Because the Partnership’s ability to control its operations will depend on these and other factors beyond the control of the General Partner and the local general partners, there can be no assurance that Partnership operations will be profitable or that the anticipated Housing Tax Credits will be available to the limited partners.

The Apartment Complexes owned by the Local Partnerships in which NTCI-II has invested were developed by the local operating general partners (the “Local Operating General Partners”) who acquired the sites and applied for applicable mortgages and subsidies, if any. NTCI-II became the principal limited partner in these Local Partnerships pursuant to arm’s-length negotiations with the Local Operating General Partners. As a limited partner, NTCI-II’s liability for obligations of the Local Partnership is limited to its investment. The Local Operating General Partner of the Local Partnership retains responsibility for developing, constructing, maintaining, operating and managing the Project. Under certain circumstances, an affiliate of NAPICO or NTCI-II may act as the Local Operating General Partner. An affiliate, National Tax Credit Inc. II (“NTC-II”) is acting either as a special limited partner or non-managing administrative general partner (the “Administrative General Partner”) of each Local Partnership.

During 2001, the Apartment Complexes in which NTCI-II had invested were substantially rented.

The following is a schedule of the status as of December 31, 2001, of the Apartment Complexes owned by Local Partnerships in which NTCI-II is a limited partner.

SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
IN WHICH NTCI-II HAS AN INVESTMENT
DECEMBER 31, 2001

			Units Occupied
			as a Percentage
			of Total Units
	No. of	Units	Available for
Name & Location	Units	Occupied	Occupancy

Ashville Equity (Westview) Ashville, OH	41	35	85%
Columbus Junction Park Columbus Junction, IA	24	21	88%
Cottages of North St. Paul (Elderly) North St. Paul, MN	94	92	98%
Countryside Howell Township, NJ	180	177	98%
East Ridge Apartments St. Clair, MO	48	25	52%
Edgewood Apartments Rogers, AR	108	107	99%
Fourth Street Los Angeles, CA	44	41	93%
Germantown Apartments Conway, AR	132	123	93%
Great Basin Associates Reno, NV	28	26	93%
Grimes Park Apartments Grimes, IA	16	14	88%
Jamestown Terrace Jamestown, CA	56	55	98%
Jefferson Meadows Apartments Detroit, MI	83	82	99%
Kentucky River Apartments Winchester, KY	42	40	95%
Lincoln Grove Apartments Greensboro, NC	116	109	94%
Meadowlakes Apartments Searcy, AR	108	96	89%
Michigan Beach Apartments Chicago, IL	240	210	88%
Nickel River (Wedgewood) Apartments LaCrosse, WI	105	79	75%
Norwalk Park Apartments Norwalk, IA	16	15	94%

SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
IN WHICH NTCI-II HAS AN INVESTMENT (Continued)
DECEMBER 31, 2001

			Units Occupied
			as a Percentage
			of Total Units
	No. of	Units	Available for
Name & Location	Units	Occupied	Occupancy

Oakview Apartments Spartanburg, SC	106	104	98%
Palm Springs View Palm Springs, CA	120	120	100%
Pam Apartments Pampa, TX	96	93	97%
Parkwood Landing Huntsville, AL	204	187	92%
Pensacola Affordable Pensacola, FL	56	46	82%
Pineview Terrace Katy, TX	120	108	90%
Quivera Lenexa, KS	289	256	89%
Rancho Del Mar Tucson, AZ	312	247	79%
Salem Park Apartments Conway, AR	144	144	100%
Sheboygan Apartments Sheboygan, WI	59	48	81%
Sitka III Sitka, AK	16	13	81%
Soldotna (Northwood Senior) Apartments Soldotna, AK	23	23	100%
Torres de Plata II Toa Alto, PR	78	78	100%
Villa Real Santa Fe, NM	120	114	95%
Virginia Park Meadows Detroit, MI	83	73	88%
Wade Walton Apartments Clarksdale, MI	108	72	67%
Westbridge Apartments W. Columbia, SC	112	111	99%

	3,527	3,184	90%

ITEM 2. PROPERTIES:

Through its investment in Local Partnerships, NTCI-II holds interests in Apartment Complexes. See Item 1 and Schedule for information pertaining to these Apartment Complexes.

ITEM 3. LEGAL PROCEEDINGS:

As of December 31, 2001, NTCI-II’s General Partner was a plaintiff or a defendant in several lawsuits. In addition, the Partnership was involved in the following lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, these claims will not result in any material liability to the Partnership.

Foreclosure proceedings were commenced against the Paramount Local Partnership in November 1998 and a receiver was appointed in May 1999. A decree of foreclosure was entered in January 2000, and the foreclosure sale was completed in February 2001. The Partnership had no investment balance related to this Local Partnership.

Due to operating deficits, the Wade Walton Local Partnership which owns a property in Clarksdale, Mississippi has been unable to service its mortgage and the lender commenced foreclosure proceedings. The Local Partnership then commenced bankruptcy proceedings on July 20, 1999 in order to stay the foreclosure sale and reorganize under Chapter 11 of the United States Bankruptcy Code. Substantial improvements have been made to the property and occupancy is currently at 99%. Although the bankruptcy court has terminated the automatic stay, the lender has refrained from continuing the foreclosure proceedings. The Partnership had no investment balance related to this Local Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Not applicable.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT’S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER
                MATTERS:

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by PaineWebber Incorporated. It is not anticipated that any active public market will develop for the purchase and sale of any Limited Partnership Interests. Limited Partnership Interests may not be transferred but can be assigned only if certain requirements in the Partnership Agreement are satisfied. At December 31, 2001, there were 3,678 registered holders of units in NTCI-II. The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Partnerships. Distributions have not been made from inception of the Partnership to December 31, 2001.

ITEM 6. SELECTED FINANCIAL DATA:

	Year Ended December 31,

	2001	2000	1999	1998	1997

Interest income	$34,547	$82,717	$49,340	$33,049	$21,559
Operating expenses	(1,515,304)	(1,074,283)	(1,063,748)	(1,080,349)	(1,060,595)
Gain on sale of limited partnership interest	266,320
Distributions from limited partnerships recognized as income	1,270,324	478,304	—	—	—
Equity in loss of limited partnerships and amortization of acquisition costs	(2,146,680)	(2,451,980)	(3,198,976)	(4,040,526)	(4,222,167)

Net loss	$(2,090,793)	$(2,965,242)	$(4,213,384)	$(5,087,826)	$(5,261,203)

Net loss per limited limited partnership interest	$(29)	$(41)	$(58)	$(70)	$(72)

Total assets	$12,245,869	$15,179,691	$17,812,372	$21,915,847	$26,193,937

Investments in limited partnerships	$11,184,234	$14,059,652	$16,153,744	$21,167,503	$25,724,722

Capital contributions payable	$1,076	$1,076	$1,076	$356,985	$356,985

Accrued fees and expenses due to partners	$2,546,019	$3,717,135	$3,296,209	$2,831,597	$2,066,985

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Capital Resources

The Partnership raised $72,404,000 from investors by a public offering, the term of which expired on April 22, 1992, that was used for the acquisition of investments in Local Partnerships which own the Apartment Complexes. The Partnership holds limited partnership interests in 37 Local Partnerships, one of which sold and one was foreclosed in 2001. Normally, the capital contributions to the Local Partnerships are payable in installments, with each contribution due on a specified date and/or provided that certain conditions regarding construction operation and financing of the project have been fulfilled. At December 31, 2001, $1,076 remains outstanding for one Local Partnership.

It is not expected that any of the Local Partnerships in which the Partnership invests will generate cash from operations sufficient to provide distributions to the Limited Partners in any material amount. Such cash from operations, if any, would first be used to meet operating expenses of the Partnership. The Partnership’s investments will not be readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner.

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

The Partnership does not have the ability to assess Limited Partners for additional capital contributions to provide capital if needed by the Partnership or Local Partnerships. Accordingly, if circumstances arise that cause the Local Partnerships to require capital in addition to that contributed by the Partnership and any equity of the local general partners, the only sources from which such capital needs will be able to be satisfied (other than the limited reserves available at the Partnership level) will be (i) third-party debt financing (which may not be available if, as expected, the Apartment Complexes owned by the Local Partnerships are already substantially leveraged), (ii) other equity sources (which could adversely affect the Partnership’s interest in operating cash flow and/or proceeds of sale or refinancing of the Apartment Complexes which would result in adverse tax consequences to the Limited Partners), or (iii) the sale or disposition of Apartment Complexes. There can be no assurance that any of such sources would be readily available in sufficient proportions to fund the capital requirements of the Local Partnerships. If such sources are not available, the Local Partnerships would risk foreclosure on their Apartment Complexes if they were unable to renegotiate the terms of their first mortgages and any other debt secured by the Apartment Complexes, which would have significant adverse tax consequences to the Limited Partners.

Liquidity

Each Partnership acquisition is analyzed by the General Partner with respect to its probable impact upon the Partnership’s liquidity position. In this regard, the General Partner takes into account projected cash flow generated from the Apartment Complex, the anticipated debt service requirements of the existing financing and any restructuring or refinancing of such Apartment Complex, and the division of cash flow in excess of debt service between the Partnership and the local general partner.

Following an acquisition, adverse business or financial developments could negatively impact cash flow and the Partnership’s liquidity position. The General Partner may attempt to obtain operating deficit guarantees from certain local general partners to fund operating deficits for limited periods of time. See “Investment Objectives and Policies — Operating Deficit Guarantees” in the Prospectus. In addition, the Local Partnerships are expected to maintain working capital reserves independent of those maintained by the Partnership to the extent that (i) the terms of mortgage debt encumbering the Apartment Complexes or the terms of any government assistance program so require, or (ii) the Local General Partner determines that such reserves are necessary or advisable. Although reserves are to be maintained at both the Partnership and Local Partnership levels, if such reserves and other available income, if any, are insufficient to cover the Partnership’s or any Local Partnership’s operating expenses and liabilities, it may be necessary to accumulate additional funds from distributions received from Local Partnerships which would otherwise be available for distribution to the Limited Partners, or to liquidate the Partnership’s investment in one or more Local Partnerships.

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

In general, in order to avoid recapture of Housing Tax Credits, the Partnership does not expect that it will dispose of its Local Partnership Interests or approve the sale by a Local Partnership of any Apartment Complex prior to the end of the applicable 15-year Compliance Period. Because of (i) the nature of the Apartment Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the inability of the Partnership to directly cause the sale of Apartment Complexes by local general partners, but generally only to require such local general partners to use their respective best efforts to find a purchaser for the Apartment Complexes, it is not possible at this time to predict whether the liquidation of substantially all of the Partnership’s assets and the disposition of the proceeds, if any, in accordance with the partnership agreement will be able to be accomplished promptly at the end of the 15-year period. If a Local Partnership is unable to sell an Apartment Complex, it is anticipated that the local general partner will either continue to operate such Apartment Complex or take such other actions as the local general partner believes to be in the best interest of the Local Partnership. In addition, circumstances beyond the control of the General Partner may occur during the Compliance Period which would require the Partnership to approve the disposition of an Apartment Complex prior to the end of the Compliance Period.

Except for interim investments in highly liquid debt investments, the Partnership’s investments are entirely interests in other Local Partnerships owning Apartment Complexes. Funds temporarily not required for such investments in projects are invested in these highly liquid debt investments earning interest income as reflected in the statements of operations. These interim investments can be easily converted to cash to meet obligations as they arise.

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

The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Partnerships. Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. Limited partners are not liable for losses beyond their contributed capital. The equity in loss of limited partnerships has been decreasing primarily as a result of the Partnership’s investments in certain local limited partnerships being reduced to zero during the three year period ended December 31, 2001, after which point losses are not recognized. The cumulative amount of unrecognized equity in losses of unconsolidated limited partnerships is approximately $10,592,000 and $8,117,000 as of December 31, 2001 and 2000, respectively.

Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

During 2001, the Partnership sold its interest in the Cottonwood Local Partnership and realized a gain of $266,320 and net proceeds of $1,251,090, including $221,280 which was collected in 2002.

Operating expenses consist primarily of recurring general and administrative expenses and professional fees for services rendered to the Partnership. In addition, an annual partnership management fee in an amount equal to 0.5% of invested assets is payable to the General Partner and Special Limited Partner. The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of Partnership affairs. As of December 31, 2001, the fees and expenses due the General Partner and Special Limited Partner exceeded the Partnership’s cash. The partners, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

Foreclosure proceedings were commenced against the Paramount Local Partnership in November 1998 and a receiver was appointed in May 1999. A decree of foreclosure was entered in January 2000, and the foreclosure sale was completed in February 2001. The Partnership has no investment balance related to this Local Partnership.

Due to operating deficits, the Wade Walton Local Partnership which owns a property in Clarksdale, Mississippi has been unable to service its mortgage and the lender commenced foreclosure proceedings. The Local Partnership then commenced bankruptcy proceedings on July 20, 1999 in order to stay the foreclosure sale and reorganize under Chapter 11 of the United States Bankruptcy Code. Substantial improvements have been made to the property and occupancy is currently at 99%. Although the bankruptcy court has terminated the automatic stay, the lender has refrained from continuing the foreclosure proceedings. The Partnership had no investment balance related to this Local Partnership.

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
AS OF DECEMBER 31, 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
National Tax Credit Investors II
(A California limited partnership)

We have audited the accompanying balance sheets of National Tax Credit Investors II (a California limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners’ equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the index in item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent 41 percent and 39 percent of total assets as of December 31, 2001 and 2000, respectively, and the equity in loss of these limited partnerships represents 40 percent, 45 percent and 40 percent of the total net loss of the Partnership for the years ended December 31, 2001, 2000 and 1999, respectively, and represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these investee limited partnerships were audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of National Tax Credit Investors II as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/     DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Los Angeles, California
April 5, 2002

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

BALANCE SHEETS

DECEMBER 31, 2001 AND 2000

ASSETS

	2001	2000

INVESTMENTS IN LIMITED PARTNERSHIPS (Notes 1 and 2)	$11,184,234	$14,059,652
CASH AND CASH EQUIVALENTS (Note 1)	577,097	864,951
RECEIVABLE FROM SALE OF PARTNERSHIP INTEREST (Note 2)	221,280
RESTRICTED CASH (Note 3)	263,258	255,088

TOTAL ASSETS	$12,245,869	$15,179,691

LIABILITIES AND PARTNERS’ EQUITY
LIABILITIES:
Accrued fees and expenses due to partners (Note 5)	$2,546,019	$3,717,135
Capital contributions payable (Note 4)	1,076	1,076
Accounts payable and accrued expenses	353,600	25,513

	2,900,695	3,743,724
CONTINGENCIES (Note 7)
PARTNERS’ EQUITY	9,345,174	11,435,967

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$12,245,869	$15,179,691

The accompanying notes are an integral part of these financial statements.

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999

INTEREST INCOME	$34,547	$82,717	$49,340

OPERATING EXPENSES:
Management fees — partners (Note 5)	736,856	740,463	764,612
General and administrative (Note 5)	136,148	138,063	99,723
Legal and accounting	642,300	195,757	199,413

Total operating expenses	1,515,304	1,074,283	1,063,748

LOSS FROM PARTNERSHIP OPERATIONS	(1,480,757)	(991,566)	(1,014,408)
GAIN ON SALE OF LIMITED PARTNERSHIP INTEREST (Note 2)	266,320
DISTRIBUTIONS FROM LIMITED PARTNERSHIPS RECOGNIZED AS INCOME (Note 2)	1,270,324	478,304
EQUITY IN LOSS OF LIMITED PARTNERSHIPS AND AMORTIZATION OF ACQUISITION COSTS (Note 2)	(2,146,680)	(2,451,980)	(3,198,976)

NET LOSS	$(2,090,793)	$(2,965,242)	$(4,213,384)

NET LOSS PER LIMITED PARTNERSHIP INTEREST (Note 1)	$(29)	$(41)	$(58)

The accompanying notes are an integral part of these financial statements.

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	General	Limited
	Partner	Partners	Total

PARTNERS’ EQUITY (DEFICIENCY), January 1, 1999	$(442,778)	$19,057,371	$18,614,593
Net loss for 1999	(42,134)	(4,171,250)	(4,213,384)

PARTNERS’ EQUITY (DEFICIENCY), December 31, 1999	(484,912)	14,886,121	14,401,209
Net loss for 2000	(29,652)	(2,935,590)	(2,965,242)

PARTNERS’ EQUITY (DEFICIENCY), December 31, 2000	(514,564)	11,950,531	11,435,967
Net loss for 2001	(20,908)	(2,069,885)	(2,090,793)

PARTNERS’ EQUITY (DEFICIENCY), December 31, 2001	$(535,472)	$9,880,646	$9,345,174

The accompanying notes are an integral part of these financial statements.

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,090,793)	$(2,965,242)	$(4,213,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of limited partnership interest	(266,320)
Equity in loss of limited partnerships and amortization of acquisition costs	2,146,680	2,451,980	3,198,976
Increase (decrease) in other assets		120,479	(120,479)
Increase (decrease) in accounts payable and accrued expenses	328,087	(88,366)	1,206
(Decrease) increase in accrued fees and expenses due to partners	(1,171,116)	420,926	464,612

Net cash used in operating activities	(1,053,462)	(60,223)	(669,069)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in limited partnerships:
Capital (contributions) recoveries	(446,766)	(507,293)	199,590
Proceeds from sale of partnership interest	1,029,810
Decrease in capital contributions payable			(355,909)
Distributions recognized as a return of capital	190,734	149,406	1,615,193
Increase in restricted cash	(8,170)	(13,452)	(8,814)

Net cash provided by (used in) investing activities	765,608	(371,339)	1,450,060

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(287,854)	(431,562)	780,991
CASH AND CASH EQUIVALENTS, beginning of year	864,951	1,296,513	515,522

CASH AND CASH EQUIVALENTS, end of year	$577,097	$864,951	$1,296,513

The accompanying notes are an integral part of these financial statements.

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

1.	Summary of Significant Accounting Policies

Organization

National Tax Credit Investors II (the Partnership) was formed under the California Revised Limited Partnership Act and organized on January 12, 1990. The Partnership was formed to invest primarily in other limited partnerships which own and operate multifamily housing complexes that are eligible for low income housing tax credits. The general partner of the Partnership (the “General Partner”) is National Partnership Investments Corp., a California corporation (“NAPICO”). The special limited partner of the Partnership (the “Special Limited Partner”) is PaineWebber TC Partners L.P., a Virginia Limited Partnership. The business of the Partnership is conducted primarily by NAPICO.

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, a Maryland corporation (“AIMCO”) and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including NAPICO.

The Partnership offered for sale up to 100,000 units of limited partnership interests (“Units”) at $1,000 per unit (including 50,000 units subject to the selling agent’s option). The term of the offering expired on April 22, 1992, at which date a total of 72,404 units had been sold amounting to $72,404,000 in capital contributions. Offering expenses of $9,412,868 were incurred in connection with the sale of such limited partner interests.

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

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2001

1.	Summary of Significant Accounting Policies (Continued)

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number (SFAS No.) 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 was effective immediately and SFAS 142 will be effective January 2002. The new standards are not expected to have a significant impact on the Partnership’s financial statements.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding during the year. The number of limited partner interests was 72,404 for all years presented.

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2001

1.	Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and bank certificates with an original maturity of three months or less. The Partnership has its cash and cash equivalents on deposit with high quality financial institutions. Such cash and cash equivalents are in excess of the FDIC insurance limit.

Impairment of Long-Lived Assets

The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment losses were recognized during the years ended December 31, 2001, 2000 and 1999.

2.	Investments in Limited Partnerships

The Partnership holds limited partnership interests in 35 local partnerships (the “Local Partnerships”), located in 23 different states, after selling its interest in one Local Partnership and a lender foreclosing one Local Partnership in 2001. As a limited partner of the Local Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their properties (the “Apartment Complexes”). The general partners responsible for management of the Local Partnerships (the “Local Operating General Partners”) are not affiliated with the General Partner of the Partnership, except as discussed below.

At December 31, 2001, the Local Partnerships own residential projects consisting of 3,527 apartment units.

The Partnership, as a limited partner, is generally entitled to 50 to 99 percent of the operating profits and losses of the Local Partnerships. National Tax Credit, Inc. II (“NTC-II”), an affiliate of the General Partner, serves either as a special limited partner or non-managing administrative general partner in each Local Partnership, in which case it receives .01 percent of operating profits and losses of the Local Partnership. In addition, NTC-II is the Local Operating General Partner of two Local Partnerships, in which case it is entitled to .09 percent of the operating profits and losses of the Local Partnership.

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2001

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

The Partnership’s allocable share of losses from Local Partnerships are recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero will not be recognized. The cumulative amount of unrecognized equity in losses of unconsolidated limited partnerships is approximately $10,592,000 and $8,117,000 as of December 31, 2001 and 2000, respectively.

Distributions received by the Partnership from the Local Partnerships are accounted for as a return of capital until the investment balance is reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions received will be recognized as income.

During 2001, the Partnership sold its interest in the Cottonwood Local Partnership and realized a gain of $266,320 and net proceeds of $1,251,090, including $221,280 which was collected in 2002.

The following is a summary of the investments in and advances to Local Partnerships and reconciliation to the Local Partnerships accounts:

	2001	2000

Investments balance, beginning of year	$14,059,652	$16,153,744
Capital contributions	446,766	507,293
Sale of property	(984,770)	—
Equity in loss of limited partnerships	(2,034,235)	(2,211,976)
Amortization of capitalized acquisition costs and fees	(112,445)	(240,003)
Distributions recognized as a return of capital	(190,734)	(149,406)

Investments balance, end of year	$11,184,234	$14,059,652

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2001

2.	Investments in Limited Partnerships (Continued)

The difference between the investment per the accompanying balance sheets at December 31, 2001 and 2000, and the equity per the Local Partnerships’ combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Partnerships, costs capitalized to the investment account, cumulative distributions recognized as income, the Partnership’s recording of capital contributions payable to the Local Partnerships in its investment balance and recognition of impairment losses.

Paramount

Foreclosure proceedings were commenced against the Paramount Local Partnership in November 1998 and a receiver was appointed in May 1999. A decree of foreclosure was entered in January 2000, and the foreclosure sale was completed in February 2001. The Partnership had no investment balance related to this Local Partnership.

Wade Walton

Due to operating deficits, the Wade Walton Local Partnership which owns a property in Clarksdale, Mississippi has been unable to service its mortgage and the lender commenced foreclosure proceedings. The Local Partnership then commenced bankruptcy proceedings on July 20, 1999 in order to stay the foreclosure sale and reorganize under Chapter 11 of the United States Bankruptcy Code. Substantial improvements have been made to the property and occupancy has improved. Although the bankruptcy court has terminated the automatic stay, the lender has refrained from continuing the foreclosure proceedings. The Partnership had no investment balance related to this Local Partnership.

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2001

2.	Investments in Limited Partnerships (Continued)

Selected financial information from the combined financial statements of the Local Partnerships at December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 is as follows:

Balance Sheets

	2001	2000

	(in thousands)
Land and buildings, net	$95,310	$104,673

Total assets	$106,411	$115,295

Mortgages and construction loans payable secured by real property	$83,683	$87,028

Total liabilities	$97,892	$101,294

Equity of National Tax Credit Investors II	$405	$2,497

Equity of other partners	$8,114	$11,504

Statements of Operations

	2001	2000	1999

	(in thousands)
Total revenues	$18,968	$19,863	$19,221

Interest expense	$5,488	$6,220	$6,401

Depreciation and amortization	$4,799	$4,937	$5,131

Total expenses	$23,221	$23,316	$31,145

Net loss	$(4,253)	$(3,453)	$(11,923)

Net loss allocable to the Partnership	$(4,088)	$(3,128)	$(11,834)

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2001

2.	Investments in Limited Partnerships (Continued)

Included in expenses for 1999 is an impairment loss of $8,190,000 related to one Local Partnership, in which the Partnership has a zero investment balance.

An affiliate of the General Partner is currently the Local Operating General Partner in two of the Local Partnerships included above, and another affiliate receives property management fees of approximately 5 percent of gross revenues from one of these two Local Partnerships and from three other Local Partnership (Note 5) in which the affiliate is not the Local Operating General Partner. The following sets forth the significant combined data for the Local Partnerships in which an affiliate of the General Partner is the Local Operating General Partner:

	2001	2000	1999

	(in thousands)
Total assets	$6,644	$11,332

Total liabilities	$4,266	$7,721

Equity of National Tax Credit Investors II	$2,390	$721

Equity of other partners	$(12)	$2,890

Total revenue	$913	$1,806	$1,850

Net loss	$(204)	$(345)	$(296)

3.	Restricted Cash

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
DECEMBER 31, 2001

5.	Related-Party Transactions

Under the terms of the Amended and Restated Agreement of Limited Partnership, the Partnership is obligated to the General Partner and the Special Limited Partner for the following fees:

(a)	An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the partnership agreement) is payable to the General Partner and Special Limited Partner. Partnership management fees in the amount of $736,856, $740,463 and $764,612 were recorded as an expense in 2001, in 2000 and 1999, respectively. As of December 31, 2001 and 2000, management fees in the amount of $2,546,019 and $3,717,135, respectively, were due to the General Partner and the Special Limited Partner.

As of December 31, 2001, the fees and expenses due the General Partner and Special Limited Partner exceeded the Partnership’s cash. The partners, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

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

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2001

5.	Related-Party Transactions (Continued)

(c)	The Partnership reimburses certain expenses to the General Partner. The reimbursement incurred to the General Partner was $65,255, $47,129 and $0 for the years ended December 31, 2001, 2000 and 1999, respectively, and is included in general and administrative expenses.

NTC-II is the Local Operating General Partner in two of the Partnership’s 35 Local Partnerships. In addition, NTC-II is either a special limited partner or non-managing administrative general partner in each Local Partnership.

An affiliate of the General Partner is responsible for the on-site property management for four Local Partnerships (Note 2). The Local Partnerships paid the affiliate property management fees of $138,373, $163,520 and $182,781 in 2001, 2000 and 1999, respectively.

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

NTCI-II’s General Partner is involved in various lawsuits. In addition, the Partnership is involved in several lawsuits arising from transactions in the ordinary course of business (Note 2). In the opinion of management and the General Partner, these claims will not result in any material liability to the Partnership.

8.	Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosure about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. It is impracticable to estimate the fair value of the amounts due to partners due to their related party nature. The carrying amounts of other assets and liabilities reported on the balance sheets that require such disclosure approximate fair value due to their short-term maturity.

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2001

9.	Fourth-Quarter Adjustment

The Partnership’s policy is to record its equity in the loss of limited partnerships on a quarterly basis using estimated financial information furnished by the various local operating general partners. The equity in loss reflected in the accompanying annual consolidated financial statements is based primarily upon audited financial statements of the investee limited partnerships. The increase, approximately $801,000 between the estimated nine-month equity in loss and the actual 2001 year end equity in loss, has been recorded in the fourth quarter.

NATIONAL TAX CREDIT INVESTORS II
INVESTMENTS IN LIMITED PARTNERSHIPS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

SCHEDULE

	Year Ended December 31, 2001

		Capital	Cash	Equity	Amort
	BALANCE	Contri-	Distri-	in	of Acq	BALANCE
LIMITED	JANUARY 1,	butions	butions	Income	Costs/	DECEMBER 31,
PARTNERSHIPS	2001	(Sale)	Received	(Loss)	Fees	2001

Ashville Equity	$—	$129,880	$	$(129,880)	$—	$—
Columbus Junction	—	1,625		(1,625)	—	—
Cottonwood Park	1,031,879	(984,770)		(39,761)	(7,348)	—
The Cottages I	—			—	—	—
Countryside	1,147,347			(73,134)	(11,361)	1,062,852
Eastridge Apartments	335,640	116,441		(449,094)	(2,987)	—
Edgewood Apartments	843,783		(21,385)	(106,498)	(5,834)	710,066
Fourth Street	1,229,636			(135,004)	(7,053)	1,087,579
Germantown Apartments	962,889		(24,453)	(86,680)	(6,811)	844,945
Great Basin Associates	—			—	—	—
Grimes Park Apartments	18,308	1,625	(1,158)	(16,661)	(2,114)	—
Jamestown	126,277			(87,015)	(3,322)	35,940
Jefferson Meadows Apartments	—			—	—	—
Kentucky River Apartments	839,952			(32,731)	(4,719)	802,502
Lincoln Grove	598,604		(20,400)	(57,818)	(4,527)	515,859
Meadowlakes Apartments	953,453			(42,379)	(5,828)	905,246
Michigan Beach Apartments	—	84,360		(84,360)	—	—
Nickel River (Wedgewood) Apts.	703,653	88,626		(39,619)	(7,170)	745,490
Norwalk Park Apartments	9,316	1,625	(1,088)	(8,909)	(944)	—
Oakview	989,370	22,584		58,865	(2,926)	1,067,893
Pam Apartments	—			—	—	—
Palm Springs View	—			—	—	—
Paramount Apartments *	—			—	—	—
Parkwood Landing	—			—	—	—
Pensacola Affordable	108,723		(5,001)	(100,888)	(2,834)	—
Pineview Terrace	450,996		(98,237)	(41,413)	(6,197)	305,149
Quivera	—			—	—	—
Rancho Del Mar	2,917,042			(254,281)	(16,084)	2,646,677
Salem Park Apartments	328,815		(10,833)	(148,728)	(6,787)	162,467
Sheboygan Apartments	274,272			(93,708)	(3,549)	177,015
Sitka III Apartments	—			—	—	—
Soldotna (Northwood Senior) Apts.	146,889		(1,851)	(28,580)	(1,900)	114,558
Torres De Plata II	42,808		(6,328)	(34,334)	(2,150)	(4)
Villa Real	—			—	—	—
Virginia Park Meadows	—			—	—	—
Wade Walton Apartments	—			—	—	—
Westbridge Apartments	—			—	—	—

	$14,059,652	$(538,004)	$(190,734)	$(2,034,235)	$(112,445)	$11,184,234

*	The lender foreclosed against the property in 2001

NATIONAL TAX CREDIT INVESTORS II
INVESTMENTS IN LIMITED PARTNERSHIPS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

SCHEDULE
(Continued)

	Year Ended December 31, 2000

			Cash	Equity	Amort
	BALANCE	Capital	Distri-	in	of Acq	BALANCE
LIMITED	JANUARY 1,	Contri-	butions	Income	Costs/	DECEMBER 31,
PARTNERSHIPS	2000	butions	Received	(Loss)	Fees	2000

Ashville Equity	$226,123	$319,024		(419,727)	$(125,420)
Columbus Junction	27,617	1,800	(1,638)	(27,779)	—	—
Cottonwood Park	1,083,267			(43,376)	(8,012)	1,031,879
The Cottages I	—				—	—
Countryside	1,428,014			(269,305)	(11,362)	1,147,347
Eastridge Apartments	396,077	87,278	(1,645)	(143,083)	(2,987)	335,640
Edgewood Apartments	954,907		(18,095)	(87,195)	(5,834)	843,783
Fourth Street	1,370,176			(133,487)	(7,053)	1,229,636
Germantown Apartments	1,073,110		(24,453)	(78,957)	(6,811)	962,889
Great Basin Associates	—	28,517		(28,517)	—	—
Grimes Park Apartments	32,075	1,800	(1,158)	(12,293)	(2,116)	18,308
Jamestown	240,401			(110,802)	(3,322)	126,277
Jefferson Meadows Apartments	39,455			(39,455)	—	—
Kentucky River Apartments	855,869	2,500		(13,698)	(4,719)	839,952
Lincoln Grove	701,690		(20,400)	(78,159)	(4,527)	598,604
Meadowlakes Apartments	1,008,175		(1,466)	(47,428)	(5,828)	953,453
Michigan Beach Apartments	—	37,736		(37,736)	—	—
Nickel River (Wedgewood) Apts.	805,659	2,545		(97,381)	(7,170)	703,653
Norwalk Park Apartments	21,633	1,800		(12,701)	(1,416)	9,316
Oakview	908,885	15,000		68,411	(2,926)	989,370
Pam Apartments	—					—
Palm Springs View	—	5,535		(5,535)	—	—
Paramount Apartments	—	2,258		(2,258)	—	—
Parkwood Landing	109,460			(109,460)	—	—
Pensacola Affordable	320,362			(208,238)	(3,401)	108,723
Pineview Terrace	424,170			33,023	(6,197)	450,996
Quivera	—					—
Rancho Del Mar	3,100,182	1,500	(57,375)	(111,180)	(16,085)	2,917,042
Salem Park Apartments	422,672		(15,000)	(72,070)	(6,787)	328,815
Sheboygan Apartments	367,850			(90,028)	(3,550)	274,272
Sitka III Apartments	—					—
Soldotna (Northwood Senior) Apts.	164,262		(1,848)	(13,625)	(1,900)	146,889
Torres De Plata II	51,716		(6,328)		(2,580)	42,808
Villa Real	—					—
Virginia Park Meadows	19,937			(19,937)	—	—
Wade Walton Apartments	—				—	—
Westbridge Apartments	—				—	—

	$16,153,744	$507,293	$(149,406)	$(2,211,976)	$(240,003)	$14,059,652

NATIONAL TAX CREDIT INVESTORS II
INVESTMENTS IN LIMITED PARTNERSHIPS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

SCHEDULE
(Continued)

	Year Ended December 31, 1999

		Capital	Cash	Equity	Amort
	BALANCE	Contri-	Distri-	in	of Acq	BALANCE
LIMITED	JANUARY 1,	butions	butions	Income	Costs/	DECEMBER 31,
PARTNERSHIPS	1999	(Recovery)	Received	(Loss)	Fees	1999

Ashville Equity	$362,555	$23,000	$	$(153,541)	$(5,891)	$226,123
Columbus Junction	49,060		(1,638)	(17,874)	(1,931)	27,617
Cottonwood Park	1,124,314			(33,035)	(8,012)	1,083,267
The Cottages I	—				—	—
Countryside	1,802,706		(35,720)	(327,610)	(11,362)	1,428,014
Eastridge Apartments	471,699			(72,635)	(2,987)	396,077
Edgewood Apartments	1,092,162		(18,095)	(113,326)	(5,834)	954,907
Fourth Street	1,508,797			(131,568)	(7,053)	1,370,176
Germantown Apartments	1,227,404		(18,810)	(128,673)	(6,811)	1,073,110
Great Basin Associates	—	11,139		(11,139)	—	—
Grimes Park Apartments	47,307		(1,158)	(11,958)	(2,116)	32,075
Jamestown	323,393			(79,670)	(3,322)	240,401
Jefferson Meadows Apartments	251,690			(204,661)	(7,574)	39,455
Kentucky River Apartments	874,396			(13,808)	(4,719)	855,869
Lincoln Grove	796,165		(20,400)	(69,548)	(4,527)	701,690
Meadowlakes Apartments	1,098,046		(16,128)	(67,915)	(5,828)	1,008,175
Michigan Beach Apartments	—	19,789		(19,789)	—	—
Nickel River (Wedgewood) Apts.	842,914		(4,080)	(26,005)	(7,170)	805,659
Norwalk Park Apartments	42,550		(1,088)	(18,413)	(1,416)	21,633
Oakview	784,765			127,046	(2,926)	908,885
Pam Apartments	33,501		(13,450)	(17,215)	(2,836)	—
Palm Springs View	—				—	—
Paramount Apartments	—	17,647		(17,647)	—	—
Parkwood Landing	672,606	(271,165)		(278,198)	(13,783)	109,460
Pensacola Affordable	361,887		(15,287)	(22,837)	(3,401)	320,362
Pineview Terrace	395,756			34,611	(6,197)	424,170
Quivera	235,822		(27,996)	(196,782)	(11,044)	—
Rancho Del Mar	3,408,959		(83,000)	(209,693)	(16,084)	3,100,182
Salem Park Apartments	554,438		(11,667)	(113,312)	(6,787)	422,672
Sheboygan Apartments	470,953			(99,553)	(3,550)	367,850
Sitka III Apartments	—				—	—
Soldotna (Northwood Senior) Apts.	183,941		(1,848)	(15,931)	(1,900)	164,262
Torres De Plata II	60,624		(6,328)		(2,580)	51,716
Villa Real	1,850,135		(1,338,500)	(204,623)	(307,012)	—
Virginia Park Meadows	238,958			(211,753)	(7,268)	19,937
Wade Walton Apartments	—				—	—
Westbridge Apartments	—				—	—

	$21,167,503	$(199,590)	$(1,615,193)	$(2,727,055)	$(471,921)	$16,153,744

SCHEDULE
(Continued)

NATIONAL TAX CREDIT INVESTORS II
INVESTMENTS IN, EQUITY IN EARNINGS OF, AND DISTRIBUTIONS
RECEIVED FROM LIMITED PARTNERSHIPS FOR THE
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTES:	1.	Equity in income (loss) represents the Partnership’s allocable share of the net income (loss) from the Local Partnerships for the year. Equity in loss of the Local Partnerships will be recognized until the investment balance is reduced to zero or a negative balance equal to further commitments by the Partnership.

	2.	Cash distributions from the Local Partnerships are treated as a return of the investment and reduce the investment balance until such time as the investment is reduced to zero or a negative balance equal to further commitments by the Partnership. Distributions subsequently received will be recognized as income.

NATIONAL TAX CREDIT INVESTORS II
REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
DECEMBER 31, 2001

SCHEDULE III

				Buildings,
				Furnishings
				and Equipment
	Number	Outstanding		Amount Carried
	of	Mortgage		at Close of		Accumulated
Partnership/Location	Units	Loan	Land	Period	Total	Depreciation

Ashville Equity (Westview) Ashville, OH	41	$958,258	$100,000	$1,774,617	$1,874,617	$829,101
Columbus Junction Park Columbus Junction, IA	24	648,740	40,000	783,674	823,674	260,067
Cottages of North St. Paul North St. Paul, MN	94	3,900,000	616,092	5,204,538	5,820,630	1,617,594
Countryside Place Howell Township, NJ	180	4,408,211	469,500	8,263,444	8,732,944	3,070,135
Eastridge Apartments St Clair, MO	48	954,932	35,210	553,207	588,417	—
Edgewood Apartments Rogers, AR	108	1,637,094	157,500	3,893,925	4,051,425	1,587,786
Fourth Street Los Angeles, Ca	44	995,294	241,979	4,219,238	4,461,217	1,517,507
Germantown Apartments Conway, AR	132	2,408,280	210,000	4,592,063	4,802,063	1,934,721
Great Basin Associates Reno, NV	28	621,095	143,000	1,412,503	1,555,503	401,631
Grimes Park Apartments Grimes, IA	16	458,070	50,000	522,194	572,194	181,427
Jamestown Terrace Jamestown, CA	56	2,859,277	298,000	3,491,844	3,789,844	949,929
Jefferson Meadows Detroit, MI	83	3,131,620	85,500	4,897,762	4,983,262	2,126,680
Kentucky River Winchester, KY	42	911,721	149,000	2,004,350	2,153,350	591,598
Lincoln Grove Greensboro, NC	116	605,007	117,853	3,907,600	4,025,453	1,160,305
Meadowlakes Searcy, AR	108	1,366,140	136,352	3,912,423	4,048,775	1,597,252
Michigan Beach Chicago, IL	240	9,360,544	791,700	4,560,273	5,351,973	384,873
Nickel River (Wedgewood) LaCrosse, WI	105	1,802,139	140,157	3,048,811	3,188,968	951,921
Norwalk Park Apartments Norwalk, IA	16	427,053	50,600	482,876	533,476	172,810
Oakview Apartments Spartanburg, SC	106	1,825,000	80,800	3,619,617	3,700,417	1,282,429
Palm Springs View Palm Springs, CA	120	5,122,011	901,137	6,744,287	7,645,424	2,272,394
Pam Apartments Pampa, TX	96	1,525,000	50,000	2,652,115	2,702,115	1,658,659
Parkwood Landing Huntsville, AL	204	4,327,465	720,238	9,226,496	9,946,734	3,660,285
Pensacola Affordable Pensacola, FL	56	1,340,020	251,630	1,845,425	2,097,055	734,632
Pineview Terrace Katy, TX	120	2,778,978	82,264	3,143,937	3,226,201	914,792
Quivera Lenexa, TX	289	3,855,170	100,000	12,555,607	12,655,607	5,630,006

				Buildings,
				Furnishings
				and Equipment
	Number	Outstanding		Amount Carried
	of	Mortgage		at Close of		Accumulated
Partnership/Location	Units	Loan	Land	Period	Total	Depreciation

Rancho del Mar Tucson, AZ	312	$3,322,810	$74,858	$8,009,421	$8,084,279	$2,608,302
Salem Park Apartments Conway, AR	144	2,611,546	204,200	4,277,663	4,481,863	1,986,034
Sheboygan Sheboygan, WI	59	1,326,772	47,200	2,566,043	2,613,243	1,090,955
Sitka III Sitka, AK	16	1,161,383	41,868	1,450,307	1,492,175	597,966
Soldotna (Northwood Senior) Soldotna, AK	23	1,472,049	59,248	1,886,925	1,946,173	524,763
Torres de Plata II Toa Alta, PR	78	3,059,557	158,175	3,843,058	4,001,233	1,580,421
Villa Real Santa Fe, NM	120	2,805,615	897,283	6,428,869	7,326,152	2,183,862
Virginia Park Meadows Detroit, MI	83	3,081,575	78,500	4,897,997	4,976,497	2,110,259
Wade Walton Apartments Clarksdale, MI	108	4,000,000	102,020	3,957,610	4,059,630	1,248,073
Westbridge Apartments W. Columbia, SC	112	2,615,000	201,468	3,064,426	3,265,894	849,042

TOTAL	3,527	$83,683,426	$7,883,332	$137,695,145	$145,578,477	$50,268,211

SCHEDULE III
(Continued)

NATIONAL TAX CREDIT INVESTORS II
REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
HELD BY LOCAL PARTNERSHIPS
IN WHICH NTCI-II HAS INVESTMENTS
DECEMBER 31, 2001

NOTES:	1.	Each local partnership is developing or has developed, owns and operates the Apartment Complex. Substantially all project costs, including construction period interest expense, were capitalized by the local partnerships.

	2.	Depreciation is provided for by various methods over the estimated useful lives of the Apartment Complexes. The estimated composite useful lives of the buildings are generally from 25 to 40 years.

	3.	Investments in property and equipment:

		Buildings,
		Furnishings
		And
	Land	Equipment	Total

Balance at January 1, 1999	$9,541,292	$153,812,700	$163,353,992
Net additions during the year ended December 31, 1999	(1,382,306)	(9,145,608)	(10,527,914)

Balance at December 31, 1999	8,158,986	144,667,092	152,826,078
Net retirements during the year ended December 31, 2000	—	(271,784)	(271,784)

Balance at December 31, 2000	8,158,986	144,395,308	152,554,294
Sale and foreclosure of properties	(289,354)	(5,490,562)	(5,779,916)
Write-down of property		(928,167)	(928,167)
Net additions (retirements) during the year ended December 31, 2001	13,700	(281,434)	(267,734)

Balance at December 31, 2001	$7,883,332	$137,695,145	$145,578,477

SCHEDULE III
(Continued)

NATIONAL TAX CREDIT INVESTORS II
REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
HELD BY LOCAL PARTNERSHIPS
IN WHICH NTCI-II HAS INVESTMENTS
DECEMBER 31, 2001

Buildings,
Furnishings
And
Equipment

Accumulated Depreciation:
Balance at January 1, 1999	$41,899,250
Net additions during the year ended December 31, 1999	3,081,552

Balance at December 31, 1999	44,980,802
Net additions during the year ended December 31, 2000	2,900,139

Balance at December 31, 2000	47,880,941
Sale and foreclosure of properties	(1,820,013)
Net additions during the year ended December 31, 2001	4,207,283

Balance at December 31, 2001	$50,268,211

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

National Tax Credit Investors II (the “Partnership”) has no directors or executive officers of its own.

Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation (“CIC”), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P. (the “Operating Partnership”), a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. On March 11, 2002, NAPICO became a wholly owned subsidiary of Apartment Investment and Management Company. The following biographical information is presented for the directors and executive officers of NAPICO with principal responsibility for the Partnership’s affairs.

Charles H. Boxenbaum, 72, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

Mr. Boxenbaum has been associated with NAPICO since its inception. He has been active in the real estate industry since 1960, and prior to joining NAPICO was a real estate broker with the Beverly Hills firm of Carl Rhodes Company. Mr. Boxenbaum has been a member of the Board of Directors of Casden Properties Inc. since 1998.

Mr. Boxenbaum has been a guest lecturer at national and state realty conventions, certified properties exchanger’s seminars, Los Angeles Town Hall, National Association of Home Builders, International Council of Shopping Centers, Society of Conventional Appraisers, California Real Estate Association, National Institute of Real Estate Brokers, Appraisal Institute, various mortgage banking seminars, and the North American Property Forum held in London, England. He is one of the founders and a past director of the First Los Angeles Bank, organized in November 1974. Since March 1995, Mr. Boxenbaum has served on the Board of Directors of the National Housing Council. Mr. Boxenbaum received his Bachelor of Arts degree from the University of Chicago.

Bruce E. Nelson, 50, President, Chief Operating Officer and a director of NAPICO.

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

Alan I. Casden, 56, Chairman of the Board of Directors and Chief Executive Officer of Casden Properties Inc., a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

Mr. Casden has been involved in approximately $3 billion of real estate financings and sales and has been responsible for the development and construction of more than 12,000 apartment units and 5,000 single-family homes and condominiums.

Mr. Casden is a member of the American Institute of Certified Public Accountants and of the California Society of Certified Public Accountants. Mr. Casden is a member of the advisory board of the National Multi-

Family Housing Conference, the Multi-Family Housing Council, the President’s Council of the California Building Industry Association and the Urban Land Institute. He also serves on the Board of Trustees of the University of Southern California. He holds a Bachelor of Science degree and a Masters in Business Administration degree from the University of Southern California.

Brian H. Shuman, 39, Senior Vice President and Chief Financial Officer.

Mr. Shuman joined NAPICO in 2000, and is responsible for the financial affairs of NAPICO, as well as the limited partnerships sponsored by it. From 1996 until joining NAPICO in August 2000, Mr. Shuman was Vice President — Finance for Preferred Health Management Inc., the largest provider of worker compensation diagnostic imaging services in California formed in 1996, and was responsible for establishing and managing the accounting, billing, collection , treasury and financial reporting departments. From 1994 to 1996, he was the Controller for DVI Business Credit Corporation, which provides asset based lending to a wide range of health concerns. From 1985 to 1994, Mr. Shuman served in senior management positions, as a director or manager of finance, a portfolio tax analyst, and a senior accountant/tax consultant. He holds a Bachelor of Arts degree in economics and accounting from the University of Maryland. Mr. Shuman is a Certified Public Accountant and is a member of American Institute of Certified Public Accountants and the California Society of Public Accountants.

Patricia W. Toy, 72, Senior Vice President — Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

Jeffrey H. Sussman, 35, Senior Vice President, General Counsel and Secretary.

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

NAPICO and several of its officers, directors and affiliates, including Charles H. Boxenbaum, Bruce E. Nelson and Alan I. Casden, consented to the entry, on June 25, 1997, of an administrative cease and desist order by the U.S. Securities and Exchange Commission (the “Commission”), without admitting or denying any of the findings made by the Commission. The Commission found that NAPICO and others had violated certain federal securities laws in connection with transactions unrelated to the Partnership. The Commission’s order did not impose any cost, burden or penalty on any partnership managed by NAPICO and does not impact NAPICO’s ability to serve as the Partnership’s Managing General Partner.

ITEM 11. MANAGEMENT RENUMERATION AND TRANSACTIONS:

National Tax Credit Investors II has no officers, employees, or directors. However, under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to the General Partner and Special Limited Partner for the following fees:

(a)	An annual Partnership management fee in an annual amount equal to 0.5 percent of invested assets (as defined) is payable to the General Partner and Special Limited Partner. Fees in amount of $736,856, $740,463 and $764,612 were incurred for the year ended December 31, 2001, 2000 and 1999, respectively.

(b)	A Property Disposition Fee is payable to the General Partner in an amount equal to the lesser of (i) one-half of the competitive real estate commission that would have been charged by unaffiliated third parties providing comparable services in the area where the Apartment Complex is located, or (ii) 3 percent of the sale price received in connection with the sale or disposition of the Apartment Complex or Local Partnership Interest, but in no event will the Property Disposition Fee and all amounts payable to unaffiliated real estate brokers in connection with any such sale exceed in the aggregate the lesser of the competitive rate (as described above) or 6 percent of such sale price. Receipt of the Property Disposition Fee will be subordinated to the distribution of Sale or Refinancing Proceeds by the Partnership until the Limited Partners have received distributions of Sale or Refinancing Proceeds in an aggregate amount equal to (i) their 6 percent Priority Return for any year not theretofore satisfied and (ii) an amount equal to the aggregate adjusted investment (as defined) of the limited partners. No disposition fees have been paid.

(c)	The Partnership reimburses certain expenses to the General Partner. The reimbursement incurred to the General Partner was $65,255, $47,129 and $0 for the year ended December 31, 2001, 2000 and 1999, respectively, and is included in general and administrative expenses.

(d)	An affiliate of the General Partner is responsible for the on-site property management for seven Local Partnerships. The Local Partnerships paid the affiliate property management fees of $138,373, $163,520 and $182,781 in 2001, 2000 and 1999, respectively.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

Financial Statements

Report of Independent Public Accountants.

Balance Sheets as of December 31, 2001 and 2000.

Statements of Operations for the years ended December 31, 2001, 2000 and 1999.

Statements of Partners’ Equity (Deficiency) for the years ended December 31, 2001, 2000 and 1999.

Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

Notes to Financial Statements.

Financial Statement Schedules
Applicable to the limited partnerships in which NTCI-II has investments:

Schedule — Investments in Limited Partnerships, December 31, 2001, 2000 and 1999.

Schedule III — Real Estate and Accumulated Depreciation, December 31, 2001.

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

Reports on Form 8-K

No reports on Form 8-K were filed during the year ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Los Angeles, State of California.

NATIONAL TAX CREDIT INVESTORS II

By:	NATIONAL PARTNERSHIP INVESTMENTS CORP. The General Partner

/s/ CHARLES H. BOXENBAUM Charles H. Boxenbaum Chairman of the Board of Directors and Chief Executive Officer

/s/ BRUCE E. NELSON Bruce E. Nelson Director and President

/s/ ALAN I. CASDEN Alan I. Casden Director

/s/ BRIAN H. SHUMAN Brian H. Shuman Chief Financial Officer