Form 10QSB
period 2002-03-31
NATIONAL TAX CREDIT INVESTORS II
filed 2002-05-15
CIK 859921

FORM 10-QSB—QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
Quarterly or Transitional Report

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-20610

NATIONAL TAX CREDIT INVESTORS II
(A California Limited Partnership)

California (State or other jurisdiction of incorporation or organization)	95-1017959 (I.R.S. Employer Identification No.)

9090 Wilshire Blvd., Suite 201,
Beverly Hills, California 90211
(Address of principal executive offices)

(310) 278-2191
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]      No [   ]

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

INDEX TO FORM 10-QSB

FOR THE QUARTER ENDED MARCH 31, 2002

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

BALANCE SHEET

MARCH 31, 2002
(Unaudited)

ASSETS

INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)	$10,830,652
RESTRICTED CASH (Note 3)	263,871

TOTAL ASSETS	$11,094,523

LIABILITIES AND PARTNERS’ EQUITY
LIABILITIES:
Bank overdraft	$157,120
Accrued fees due to partners (Note 5)	2,370,371
Capital contributions payable (Note 4)	1,076
Accounts payable and accrued expenses	56,130

2,584,697
CONTINGENCIES (Note 6)
PARTNERS’ EQUITY	8,509,826

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$11,094,523

The accompanying notes are an integral part of these financial statements.

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(Unaudited)

	2002	2001

INTEREST INCOME	$1,861	$11,173

OPERATING EXPENSES:
Management fees — partners (Note 5)	167,031	181,511
General and administrative (Note 5)	37,678	27,779
Legal and accounting	306,454	26,630

Total operating expenses	511,163	235,920

LOSS FROM PARTNERSHIP OPERATIONS	(509,302)	(224,747)
DISTRIBUTIONS FROM LIMITED PARTNERSHIPS RECOGNIZED AS INCOME (Note 2)		6,999
EQUITY IN LOSS OF LIMITED PARTNERSHIPS AND AMORTIZATION OF ACQUISITION COSTS (Note 2)	(326,046)	(354,000)

NET LOSS	$(835,348)	$(571,748)

NET LOSS PER LIMITED PARTNERSHIP INTEREST (Note 1)	$(11)	$(8)

The accompanying notes are an integral part of these financial statements.

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

STATEMENT OF PARTNERS’ EQUITY (DEFICIENCY)

FOR THE THREE MONTHS ENDED MARCH 31, 2002
(Unaudited)

	General	Limited
	Partners	Partners	Total

PARTNERSHIP INTERESTS		72,404

PARTNERS’ EQUITY (DEFICIENCY), January 1, 2002	$(535,472)	$9,880,646	$9,345,174
Net loss for the three months ended March 31, 2002	(8,353)	(826,995)	(835,348)

PARTNERS’ EQUITY (DEFICIENCY), March 31, 2002	$(543,825)	$9,053,651	$8,509,826

The accompanying notes are an integral part of these financial statements.

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(835,348)	$(571,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of limited partnerships and amortization of acquisition costs	326,046	354,000
Decrease in other assets	221,280	—
Increase (decrease) in:
Bank overdraft	157,120
Accounts payable and accrued expenses	(297,470)	23
Capital contributions payable	—
Accrued fees due to partners	(175,648)	99,587

Net cash used in operating activities	(604,020)	(118,138)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions from limited partnerships recognized as a return of capital	68,176	127,103
Capital contributions	(40,640)	(111,545)
Decrease in restricted cash	(613)	—

Net cash provided by investing activities	26,923	15,558

NET DECREASE IN CASH AND CASH EQUIVALENTS	(577,097)	(102,580)
CASH AND CASH EQUIVALENTS, beginning of period	577,097	864,951

CASH AND CASH EQUIVALENTS, end of period	$—	$762,371

The accompanying notes are an integral part of these financial statements.

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2002

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 2001 prepared by National Tax Credit Investors II (the “Partnership”). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002 and the results of operations and changes in cash flows for the three months then ended.

Organization

The Partnership was formed under the California Revised Limited Partnership Act on January 12, 1990. The Partnership was formed to invest primarily in other limited partnerships (“Local Partnerships”) which own and operate multifamily housing complexes that are eligible for low income housing tax credits. (“Tax Credits”). The Partnership offered up to 100,000 units of limited partnership interests (“Units”) at $1,000 per Unit. The offering terminated on April 22, 1992, at which date a total of 72,404 Units had been sold amounting to $72,404,000 in capital contributions. Offering expenses of $9,412,521 were incurred in connection with the sale of such limited partner interests. The general partner of the Partnership (the “General Partner”) is National Partnership Investments Corp. (“NAPICO”), a California corporation. Prior to march 11, 2002, Casden Properties Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation (“CIC”). CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting common stock of NAPICO prior to March 11, 2002. The special limited partner of the Partnership (the “Special Limited Partner”) is PaineWebber TC Partners, L.P., a Virginia limited partnership.

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

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2002

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Partnership shall continue in full force and in effect until December 31, 2030 unless terminated earlier pursuant to the terms of its Amended and Restated Agreement of Limited Partnership (a “Partnership Agreement”) or operation of law.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Recent Accounting Pronouncements

In July 2001, Statement of Financial Accounting Standards Number (SFAS No.) 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” were issued. SFAS No. 141 was effective immediately and SFAS 142 was effective January 2002. In June 2001, SFAS No. 143, “Accounting for Asset Retirement Obligations” was issued. In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued. The new standards are not expected to have a significant impact on the Partnership’s financial statements.

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

Method of Accounting for Investment in Limited Partnerships

The Partnership’s investment in Local Partnerships are accounted for on the equity method. Acquisition, selection and other costs related to the Partnership’s investments are capitalized and are being amortized on a straight line basis over the estimated lives of the underlying assets, which is generally 30 years.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the weighted average number of limited partnership interests outstanding during the year. The weighted average number of limited partner interests was 72,404 for the periods presented.

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2002

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2 — INVESTMENTS IN LIMITED PARTNERSHIPS

The Partnership holds limited partnership interests in 35 local partnerships (the “Local Partnerships”), located in 23 different states. As a limited partner of the Local Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their properties (the “Apartment Complexes”). The general partners responsible for management of the Local Partnerships (the “Local Operating General Partners”) are not affiliated with the General Partner of the Partnership, except as discussed below.

At March 31, 2002, the Local Partnerships own residential projects consisting of 3,527 apartment units.

The Partnership, as a limited partner, is generally entitled to 99 percent of the operating profits and losses of the Local Partnerships. National Tax Credit, Inc. II (“NTC-II”) an affiliate of the General Partner, serves either as a special limited partner or non-managing administrative general partner in which case it receives .01 percent of operating profits and losses of the Local Partnership, or as the Local Operating General Partner of the Local Partnership in which case it is entitled to .09 percent of the operating profits and losses of the Local Partnership.

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

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2002

NOTE 2 — INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

The Partnership’s allocable share of losses from Local Partnerships are recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero will not be recognized. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was in the aggregate approximately $11,353,000 as of March 31, 2002.

Distributions received by the Partnership from the Local Partnerships are accounted for as a return of capital until the investment balance is reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions received will be recognized as income.

The following is a summary of the investments in Local Partnerships for the three months ended March 31, 2002:

Balance, beginning of period	$11,184,234
Capital contributions	40,640
Equity in losses of limited partnerships	(301,530)
Distributions recognized as a return of capital	(68,176)
Amortization of capitalized acquisition costs and fees	(24,516)

Balance, end of period	$10,830,652

The following are unaudited combined estimated statements of operations for the three months ended March 31, 2002 and 2001 for the limited partnerships in which the Partnership has investments:

	Three months	Three months
	ended	ended
	March 31, 2002	March 31, 2001

Revenues
Rental and other	$4,742,000	$4,966,000

Expenses
Depreciation	1,200,000	1,234,000
Interest	1,372,000	1,555,000
Operating	3,233,000	3,040,000

	5,805,000	5,829,000

Net loss	$(1,063,000)	$(863,000)

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2002

NOTE 2 — INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

Wade Walton

Due to operating deficits, the Wade Walton Local Partnership which owns a property in Clarksdale, Mississippi has been unable to service its mortgage and the lender commenced foreclosure proceedings. The Local Partnership then commenced bankruptcy proceedings on July 20, 1999 in order to stay the foreclosure sale and reorganize under Chapter 11 of the United States Bankruptcy Code. The bankruptcy court subsequently terminated the automatic stay, and a foreclosure sale is scheduled for May 31, 2002. The Partnership has no investment balance related to this Local Partnership.

NOTE 3 — RESTRICTED CASH

Restricted cash represents funds in escrow to be used, to fund operating deficits, if any, of one of the Local Partnership, as defined in the Local Partnership Agreement.

NOTE 4 — CAPITAL CONTRIBUTIONS PAYABLE

Capital contributions payable represent amounts which are due at various times based on conditions specified in the respective Local Partnership agreements. The capital contributions payable are unsecured and non-interest bearing. These amounts are generally due upon the Local Partnership achieving certain operating or financing benchmarks.

NOTE 5 — RELATED-PARTY TRANSACTIONS

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner and the Special Limited Partner for the following fees:

(a)	An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner and Special Limited Partner. For the three months ended March 31, 2002 and 2001, approximately $167,031 and $181,511, respectively, has been expensed. The unpaid balance at March 31, 2002 is $2,370,371.

As of March 31, 2002, the fees and expenses due the General Partner and Special Limited Partner exceeded the Partnership’s cash. The partners, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2002

NOTE 5 — RELATED-PARTY TRANSACTIONS (Continued)

(b)	A property disposition fee is payable to the General Partner in an amount equal to the lesser of (i) one-half of the competitive real estate commission that would have been charged by unaffiliated third parties providing comparable services in the area where the apartment complex is located, or (ii) 3 percent of the sale price received in connection with the sale or disposition of the apartment complex or local partnership interest, but in no event will the property disposition fee and all amounts payable to affiliated real estate brokers in connection with any such sale exceed in the aggregate, the lesser of the competitive rate (as described above) or 6 percent of such sale price. Receipt of the property disposition fee will be subordinated to the distribution of sale or refinancing proceeds by the Partnership until the limited partners have proceeds in an aggregate amount equal to (i) their 6 percent priority return for any year not theretofore satisfied (as defined in the Partnership Agreement) and (ii) an amount equal to the aggregate adjusted investment (as defined in the Partnership Agreement) of the limited partners. No disposition fees have been paid.

(c)	The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $16,314 and $16,000 for the three months ended March 31, 2002 and 2001, respectively, and is included in administrative expenses.

NTC II is the Local Operating General Partner in two of the Partnership’s 35 Local Partnerships. In addition, NTC II is either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner is currently managing four properties owned by Local Partnerships. The Local Partnerships pay the affiliate property management fees in the amount of 5 percent of their gross rental revenues and data processing fees. The amounts paid were approximately $35,000 and $41,000 for the three months ended March 31, 2002 and 2001, respectively.

NOTE 6 — CONTINGENCIES

The General Partner of the Partnership is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

NOTE 7 — FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, “Disclosure about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. The carrying amount of other assets and liabilities reported on the balance sheets that require such disclosure approximates fair value due to their short-term maturity.

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

MARCH 31, 2002

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

The Partnership raised $72,404,000 from investors by a public offering. The Partnership’s public offering ended April 22, 1992. The proceeds have been used to invest in Local Partnerships which own and operate Apartment Complexes that are eligible for Tax Credits.

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

The Partnership had no cash reserves as of March 31, 2002. In order to replenish reserves, the Partnership intends to generate additional cash from sales and refinancing certain properties owned by Local Partnerships.

The Partnership does not have the ability to assess Limited Partners for additional capital contributions to provide capital if needed by the Partnership or Local Partnerships. Accordingly, if circumstances arise that cause the Local Partnerships to require capital in addition to that contributed by the Partnership and any equity of the local general partners, the only sources from which such capital needs will be able to be satisfied (other than the limited reserves available at the Partnership level) will be (i) third-party debt financing (which may not be available if, as expected, the Apartment Complexes owned by the Local Partnerships are already substantially leveraged), (ii) other equity sources (which could reduce the amount of Tax Credits being allocated to the Partnership, adversely affect the Partnership’s interest in operating cash flow and/or proceeds of sale or refinancing of the Apartment Complexes and possibly even result in adverse tax consequences to the Limited Partners), or (iii) the sale or disposition of Apartment Complexes. There can be no assurance that any of such sources would be readily available in sufficient proportions to fund the capital requirements of the Local Partnerships. If such sources are not available, the Local Partnerships would risk foreclosure on their Apartment Complexes if they were unable to renegotiate the terms of their first mortgages and any other debt secured by the Apartment Complexes, which would have significant adverse tax consequences to the Limited Partners.

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

MARCH 31, 2002

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Capital Resources and Liquidity (Continued)

Reserves of the Partnership and reserves of the Local Partnerships may be increased or decreased from time to time by the General Partner or the local general partner, as the case may be, in order to meet anticipated costs and expenses. The amount of cash flow available for distributions and/or sale or refinancing proceeds, if any, which is available for distribution to the Limited Partners may be affected accordingly.

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

The Partnership, as a Limited Partner in the Local Partnerships in which it has invested, is subject to the risks incident to the construction, management, and ownership of improved real estate. The Partnership investments are also subject to adverse general economic conditions, and accordingly, the status of the national economy, including substantial unemployment and concurrent inflation,

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

MARCH 31, 2002

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Due to operating deficits, the Wade Walton Local Partnership which owns a property in Clarksdale, Mississippi has been unable to service its mortgage and the lender commenced foreclosure proceedings. The Local Partnership then commenced bankruptcy proceedings on July 20, 1999 in order to stay the foreclosure sale and reorganize under Chapter 11 of the United States Bankruptcy Code. The bankruptcy court subsequently terminated the automatic stay, and a foreclosure sale is scheduled for May 31, 2002. The Partnership has no investment balance related to this Local Partnership.

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

MARCH 31, 2002

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     NTCI-II’s General Partner is involved in various lawsuits. None of these suits are related to the Partnership. In the opinion of management and the General Partner, these claims will not result in any material liability to the Partnership.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	No exhibits are required per the provision of Item 6 of regulation S-B and no reports on Form 8-K were filed during the quarter ended March 31, 2002.

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

MARCH 31, 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL TAX CREDIT INVESTORS II (a California limited partnership)

By:	National Partnership Investments Corp. General Partner

By:	/s/ PETER KOMPANIEZ

Peter Kompaniez President

Date: 5/15/02

By:	/s/ BRIAN H. SHUMAN

Brian H. Shuman Chief Financial Officer

Date: 5/15/02