Form 10QSB
period 2002-06-30
NATIONAL TAX CREDIT INVESTORS II
filed 2002-08-19
CIK 859921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to __________

                         Commission file number 0-20610


                        NATIONAL TAX CREDIT INVESTORS II
                       (A California Limited Partnership)


          California                                             95-1017959
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization                               Identification No.)

                          55 Beattie Place, PO Box 1089
                       Greenville, South Carolina 29602
                   (Address of principal executive offices)

                                 (864) 239-1000
                           (Issuer's telephone number)


                         9090 Wilshire Blvd., Suite 201,
                       Beverly Hills, California 90211
               (Address of former principal executive offices)

                        NATIONAL TAX CREDIT INVESTORS II
                      (a California limited partnership)

                              INDEX TO FORM 10-QSB

                     FOR THE QUARTER ENDED JUNE 30, 2002




PART I.     FINANCIAL INFORMATION

      ITEM 1.     FINANCIAL STATEMENTS

                  Balance Sheet,
                    June 30, 2002                                              1

                  Statements of Operations
                    Three and Six Months Ended June 30, 2002 and 2001          2

                  Statement of Partners' (Deficit) Equity,
                    Six Months Ended June 30, 2002                             3

                  Statements of Cash Flows
                    Six Months Ended June 30, 2002 and 2001                    4

                  Notes to Financial Statements                                5

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II.    OTHER INFORMATION

      ITEM 1.     LEGAL PROCEEDINGS                                           13

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                            13

      SIGNATURES                                                              14

      EXHIBIT                                                                 15

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                        NATIONAL TAX CREDIT INVESTORS II
                      (a California limited partnership)

                                  BALANCE SHEET

                                  JUNE 30, 2002
                                   (Unaudited)



                          ASSETS

Investments in limited partnerships (Note 2)                                $10,609,168
Cash and cash equivalents                                                       514,865
Restricted cash (Note 3)                                                        264,865

        Total assets                                                        $11,388,898

        LIABILITIES AND PARTNERS' (DEFICIT) EQUITY

Liabilities:
   Accrued fees due to partners (Note 5)                                    $ 1,394,710
   Capital contributions payable (Note 4)                                         1,081
   Accounts payable and accrued expenses                                        228,536
   Advances due to affiliates (Note 5)                                          200,310

                                                                              1,824,637
Commitments and Contingencies (Note 6)

Partners' (deficit) equity:
   General partners                                           $ (533,281)
   Limited partners                                           10,097,542      9,564,261

        Total liabilities and partners' (deficit) equity                    $11,388,898

  The accompanying notes are an integral part of these financial statements.


                        NATIONAL TAX CREDIT INVESTORS II
                      (a California limited partnership)

                            STATEMENTS OF OPERATIONS

          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                              Three Months Ended            Six Months Ended
                                                   June 30,                     June 30,
                                              2002          2001           2002          2001

OPERATING INCOME:
  Gain on legal settlement (Note 8)         $ 107,900       $ --        $ 107,900        $ --
  Interest income                                2,523         5,735         4,384         16,908
     Total operating income                    110,423         5,735       112,284         16,908

OPERATING EXPENSES:
  Management fees - partners (Note 5)          167,031       185,115       334,062        366,626
  General and administrative (Note 5)           58,869        38,892        96,547         66,671
  Legal and accounting                         212,570        52,269       519,024         78,899
        Total operating expenses               438,470       276,276       949,633       512,196

Loss from Partnership operations              (328,047)     (270,541)     (837,349)      (495,288)
Gain on sale of limited partnership
  interest (Note 2)                          1,615,612            --     1,615,612             --
Distributions from limited partnerships
  recognized as income (Note 2)                     --        55,148            --         62,147
Equity in loss of limited partnerships
  and amortization of acquisition costs
  (Note 2)                                    (233,130)     (586,406)     (559,176)      (882,406)

Net income (loss)                          $ 1,054,435   $ (801,799)    $ 219,087     $(1,315,547)

Net income (loss) allocated to general
  partners (1%)                             $ 10,544      $ (8,018)      $ 2,191       $ (13,155)
Net income (loss) allocated to limited
  partners (99%)                             1,043,891      (793,781)      216,896     (1,302,392)

                                           $ 1,054,435   $ (801,799)    $ 219,087     $(1,315,547)
Net income (loss) per limited
  partnership interest (Note 1)               $ 14          $ (11)         $ 3           $ (18)

  The accompanying notes are an integral part of these financial statements.


                        NATIONAL TAX CREDIT INVESTORS II
                      (a California limited partnership)

                   STATEMENT OF PARTNERS' (DEFICIT) EQUITY

                    FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (Unaudited)


                                        General          Limited
                                       Partners          Partners          Total

Partnership interests                                       72,404

Partners' (deficit) equity,
  January 1, 2002                     $ (535,472)      $ 9,880,646       $9,345,174

Net income for the six months
  ended June 30, 2002                      2,191           216,896          219,087

Partners' (deficit) equity,
  June 30, 2002                       $ (533,281)      $10,097,542       $9,564,261


  The accompanying notes are an integral part of these financial statements.


                        NATIONAL TAX CREDIT INVESTORS II
                      (a California limited partnership)

                            STATEMENTS OF CASH FLOWS

               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                                      2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                $ 219,087      $(1,315,547)
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
     Equity in loss of limited partnerships and amortization
      of acquisition costs                                            559,176         882,406
     Gain on sale of limited partnership interest                  (1,615,612)             --
     Increase (decrease) in:
      Accounts payable and accrued expenses                          (125,064)         (3,892)
      Capital contributions payable                                         5              --
      Accrued fees due to partners                                 (1,151,309)        301,016
         Net cash used in operating activities                     (2,113,717)       (136,017)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions from limited partnerships recognized as a
   return of capital                                                   88,203         151,369
  Proceeds from sale of limited partnership interests               1,836,892              --
  Advances to properties                                                   --        (233,251)
  Capital contributions                                               (72,313)             --
  Decrease in restricted cash                                          (1,607)             --
         Net cash provided by (used in) investing activities        1,851,175         (81,882)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Advances from affiliates                                            200,310              --

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (62,232)       (217,899)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        577,097         864,951

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 514,865       $ 647,052


  The accompanying notes are an integral part of these financial statements.


                        NATIONAL TAX CREDIT INVESTORS II
                      (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 2001 prepared by National Tax Credit Investors II (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002 and the results of operations and changes in cash flows for the three and six months then ended.

Organization

The Partnership was formed under the California Revised Limited Partnership Act on January 12, 1990. The Partnership was formed to invest primarily in other limited partnerships ("Local Partnerships") which own and operate multifamily housing complexes that are eligible for low income housing tax credits. ("Tax Credits"). The Partnership offered up to 100,000 units of limited partnership interests ("Units") at $1,000 per Unit. The offering terminated on April 22, 1992, at which date a total of 72,404 Units had been sold amounting to $72,404,000 in capital contributions. Offering expenses of $9,412,521 were incurred in connection with the sale of such limited partner interests. The general partner of the Partnership is National Partnership Investments Corp. (the "General Partner" or "NAPICO"), a California corporation. Prior to March 11, 2002, Casden Properties Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting common stock of NAPICO prior to March 11, 2002. The special limited partner of the Partnership (the "Special Limited Partner") is PaineWebber TC Partners, L.P., a Virginia limited partnership.

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, a Maryland corporation ("AIMCO") and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including 100% of the stock of NAPICO.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and money market mutual funds. The Partnership has its cash and cash equivalents on deposit primarily with one money market mutual fund. Such cash and cash equivalents are uninsured.

Method of Accounting for Investment in Limited Partnerships

The Partnership's investment in Local Partnerships are accounted for on the equity method. Acquisition, selection and other costs related to the Partnership's investments are capitalized and are being amortized on a straight line basis over the estimated lives of the underlying assets, which is generally 30 years.

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners' share of net income (loss) by the weighted average number of limited partnership interests outstanding during the year. The weighted average number of limited partner interests was 72,404 for the periods presented.

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

The Partnership holds limited partnership interests in 33 local partnerships (the "Local Partnerships"), located in 22 different states. As a limited partner of the Local Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their properties (the "Apartment Complexes"). The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

At June 30, 2002, the Local Partnerships own residential projects consisting of 3,325 apartment units.

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

The following is a summary of the investments in Local Partnerships for the six months ended June 30, 2002:


           Balance, beginning of period                   $11,184,234
           Capital contributions                               72,313
           Equity in losses of limited partnerships          (511,973)
           Distributions recognized as a return of
             capital                                          (88,203)
           Amortization of capitalized acquisition
             costs and fees                                   (47,203)

           Balance, end of period                         $10,609,168

The following are unaudited combined estimated statements of operations for the three and six months ended June 30, 2002 and 2001 for the limited partnerships in which the Partnership has investments:

                               Three Months Ended              Six Months Ended
                                    June 30,                       June 30,
                              2002           2001             2002            2001
Revenues
  Rental and other        $ 4,742,000     $ 4,966,000     $ 9,484,000     $ 9,932,000

Expenses
  Depreciation              1,200,000       1,234,000       2,400,000       2,468,000
  Interest                  1,372,000       1,555,000       2,744,000       3,110,000
  Operating                 3,233,000       3,040,000       6,466,000       6,080,000

                            5,805,000       5,829,000      11,610,000      11,658,000

Net loss                  $(1,063,000)    $ (863,000)     $(2,126,000)    $(1,726,000)

Cottages of North St. Paul

During the six months ended June 30, 2002, the Partnership sold its investment in the Cottages of North St. Paul. As the Partnership had no investment balance related to this Local Partnership, the proceeds of $1,615,612 that were received are being reported as gain on sale of investment in limited partnership on the accompanying statement of operations.

Cottonwood

During 2001, the Partnership sold its investment in the Cottonwood Local Partnership. Of the total proceeds, $221,280 was due to the Partnership as of December 31, 2001. This amount was received during the six months ended June 30, 2002.

Wade Walton

Due to operating deficits, the Wade Walton Local Partnership which owns a property in Clarksdale, Mississippi has been unable to service its mortgage and the lender commenced foreclosure proceedings. The Local Partnership then commenced bankruptcy proceedings on July 20, 1999 in order to stay the foreclosure sale and reorganize under Chapter 11 of the United States Bankruptcy Code. The bankruptcy court subsequently terminated the automatic stay and a foreclosure sale occurred on May 31, 2002. The Partnership had no investment balance related to this Local Partnership.

NOTE 3 - RESTRICTED CASH

Restricted cash represents funds in escrow to be used to fund operating deficits, if any, of one of the Local Partnerships, as defined in the Local Partnership Agreement.

NOTE 4 - CAPITAL CONTRIBUTIONS PAYABLE

Capital contributions payable represent amounts which are due at various times based on conditions specified in the respective Local Partnership agreements. The capital contributions payable are unsecured and non-interest bearing. These amounts are generally due upon the Local Partnership achieving certain operating or financing benchmarks.

NOTE 5 - RELATED PARTY TRANSACTIONS

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner and the Special Limited Partner for the following fees:

(a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner and Special Limited Partner. For the six months ended June 30, 2002 and 2001, $334,062 and $366,626, respectively, has been expensed. The unpaid balance at June 30, 2002 is $1,394,710.

As of June 30, 2002, the fees and expenses due the General Partner and Special Limited Partner exceeded the Partnership's cash. The partners, during the forthcoming year, are not expected to demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

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

(c) The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $32,628 and $32,627 for the six months ended June 30, 2002 and 2001, respectively, and is included in administrative expenses.

NTC II is the Local Operating General Partner in eight of the Partnership's 33 Local Partnerships. In addition, NTC II is either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner is currently managing four properties owned by Local Partnerships. The Local Partnerships pay the affiliate property management fees in the amount of 5 percent of their gross rental revenues and data processing fees. The amounts paid were $73,833 and $78,135 for the six months ended June 30, 2002 and 2001, respectively.

During the six months ended June 30, 2002, an affiliate of the General Partner advanced $200,310 to the Partnership for operating expenses. This advance was non-interest bearing and was repaid subsequent to June 30, 2002.

NOTE 6 - CONTINGENCIES

On March 28, 2002, the local operating general partner of Sheboygan Apartments Limited Partnership brought action against the Partnership and the General Partner alleging that the parties breached the purchase agreement by refusing to close a transaction regarding the sale of the property. The parties are now engaged in settlement discussions regarding the dilution of a portion of the Partnership's interest to the local operating general partner.

The General Partner of the Partnership is involved in various other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. The carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximates fair value due to their short-term maturity.

NOTE 8 - GAIN ON LEGAL SETTLEMENT AND SUBSEQUENT EVENT

During 2001, the Partnership and an affiliated partnership filed a suit against several parties for breach of fiduciary duties and breach of the partnership agreements of Quivera Limited Partnership, in which the Partnership has invested, and another Local Limited Partnership in which the affiliated partnership is invested. The property in each respective Local Limited Partnership had been refinanced during 2001; however, the proceeds from the refinancing were being held at the Local Limited Partnership instead of being distributed.

On June 28, 2002, the Partnership received $107,900 from one of the parties involved in this legal action as part of a settlement agreement. This amount is shown as gain on legal settlement for the three and six months ended June 30, 2002 on the accompanying statement of operations.

On August 6, 2002, the Partnership received $1,499,957 as its share of the refinancing proceeds of Quivera Limited Partnership. This amount will be reported as distribution from limited partnerships recognized as income during the three months ended September 30, 2002 as the Partnership's investment in this Local Limited Partnership is zero.

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

Reserves of the Partnership and reserves of the Local Partnerships may be increased or decreased from time to time by the General Partner or the local general partner, as the case may be, in order to meet anticipated costs and expenses. The amount of cash flow available for distributions and/or sale and refinancing proceeds, if any, which is available for distribution to the Limited Partners may be affected accordingly.

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

During the six months ended June 30, 2002, the Partnership sold its investment in the Cottages of North St. Paul. As the Partnership had no investment balance related to this Local Partnership, the proceeds of $1,615,612 that were received are being reported as gain on sale of investment in limited partnership on the accompanying statement of operations.

During 2001, the Partnership sold its investment in the Cottonwood Local Partnership. Of the total proceeds, $221,280 was due to the Partnership as of December 31, 2001. This amount was received during the six months ended June 30, 2002.

Due to operating deficits, the Wade Walton Local Partnership which owns a property in Clarksdale, Mississippi has been unable to service its mortgage and the lender commenced foreclosure proceedings. The Local Partnership then commenced bankruptcy proceedings on July 20, 1999 in order to stay the foreclosure sale and reorganize under Chapter 11 of the United States Bankruptcy Code. The bankruptcy court subsequently terminated the automatic stay and a foreclosure sale occurred on May 31, 2002. The Partnership had no investment balance related to this Local Partnership.

                           PART II - OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS

On March 28, 2002, the local operating general partner of Sheboygan Apartments Limited Partnership brought action against the Partnership and the General Partner alleging that the parties breached the purchase agreement by refusing to close a transaction regarding the sale of the property. The parties are now engaged in settlement discussions regarding the dilution of a portion of the Partnership's interest to the local operating general partner.

The General Partner of the Partnership is involved in various other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 3, Partnership Agreement (herein incorporated by reference to the Partnership's Form S-11 Registration No. 33-27658)

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2002:

                  None.

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


                                    NATIONAL TAX CREDIT INVESTORS II
                                    (a California limited partnership)


                                    By:   National Partnership Investments Corp.
                                          General Partner


                                    By:   /s/Charles H. Boxenbaum
                                          Charles H. Boxenbaum
                                          Chairman of the Board of Directors
                                          and Chief Executive Officer


                                    By:   /s/Brian H. Shuman
                                          Brian H. Shuman
                                          Chief Financial Officer


                                    Date: August 19, 2002

Exhibit 99


                          Certification of CEO and CFO
                     Pursuant to 18 U.S.C. Section 1350,
                            As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Tax Credit Investors II (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the
"Report"), Charles H. Boxenbaum, as the equivalent of the Chief Executive Officer of the Partnership, and Brian H. Shuman, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Charles H. Boxenbaum
                                    Name:  Charles H. Boxenbaum
                                    Date:  August 19, 2002


                                    /s/  Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  August 19, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.