Form 10QSB
period 2002-09-30
NATIONAL TAX CREDIT INVESTORS II
filed 2002-11-19
CIK 859921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X*] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 2002


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



* While this Form 10-QSB has been filed on the specified due date, it does not contain the certifications required by the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 promulgated under the Securities and Exchange Act of 1934, as amended. The Securities and Exchange Commission thus will not consider this Form 10-QSB to be timely filed.

                                Explanatory Note

The Partnership is in the process of verifying that the equity method of accounting has been properly applied for its investments in limited partnerships. Once the Partnership has completed its review, Ernst & Young LLP will complete its review of the interim financial statements for the period ended September 30, 2002. As a result, this quarterly report includes financial statements that have not been reviewed by an independent accountant as required by Rule 10-01(d) of Regulation S-X. Once the Partnership and Ernst & Young LLP have completed their review related to this issue, the Partnership expects that Ernst & Young LLP will complete the quarterly review required by Rule 10-01(d) of Regulation S-X.

As a result of the fact that Ernst & Young LLP has not completed its review of the interim financial statements as of and for the three months ended September 30, 2002, this Form 10-QSB is not accompanied by the certifications required by the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended. The Partnership expects that these certifications will be filed by amendment to this Form 10-QSB upon completion of Ernst & Young LLP's review.

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002




PART I.     FINANCIAL INFORMATION

      ITEM 1.     FINANCIAL STATEMENTS

                  Balance Sheet,
                    September 30, 2002                                         1

                  Statements of Operations
                    Three and Nine Months Ended September 30, 2002 and 2001    2

                  Statement of Partners' (Deficit) Equity,
                    Nine Months Ended September 30, 2002                       3

                  Statements of Cash Flows
                    Nine Months Ended September 30, 2002 and 2001              4

                  Notes to Financial Statements                                5

      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                         11

      ITEM 3.     CONTROLS AND PROCEDURES                                     13

PART II.    OTHER INFORMATION

      ITEM 1.     LEGAL PROCEEDINGS                                           15

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                            15

      SIGNATURES                                                              16

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                                  BALANCE SHEET

                               SEPTEMBER 30, 2002
                                   (Unaudited)



                          ASSETS

Investments in limited partnerships (Note 2)                                $10,336,331
Cash and cash equivalents                                                     1,145,650
Restricted cash (Note 3)                                                        264,865

        Total assets                                                        $11,746,846

        LIABILITIES AND PARTNERS' (DEFICIT) EQUITY

Liabilities:
   Accrued fees due to partners (Note 4)                                    $ 1,144,750
   Accounts payable and accrued expenses                                         41,949

                                                                              1,186,699
Commitments and Contingencies (Note 6)

Partners' (deficit) equity:
   General partner                                            $ (523,322)
   Limited partners                                           11,083,469     10,560,147

        Total liabilities and partners' (deficit) equity                    $11,746,846

         The accompanying notes are an integral part of these financial statements.


                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS

              FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)



                                              Three Months Ended           Nine Months Ended
                                                 September 30,               September 30,
                                              2002          2001           2002          2001

OPERATING INCOME:
  Gain on legal settlement (Note 7)           $ --          $ --        $ 107,900        $ --
  Interest and other income                      4,876         7,112         9,260         24,020
     Total operating income                      4,876         7,112       117,160         24,020

operating Expenses:
  Management fees - partners (Note 4)          167,031       185,115       501,093        551,741
  General and administrative (Note 4)           26,233        41,234        91,636        107,905
  Legal and accounting                         263,624        80,153       782,648        159,052
        Total operating expenses               456,888       306,502     1,375,377        818,698

Loss from Partnership operations              (452,012)     (299,390)   (1,258,217)      (794,678)
Gain on sale of limited partnership
  interest (Note 2)                            143,927            --     1,759,539             --
Distributions from limited partnerships
  recognized as income (Notes 2 and 7)       1,499,957         2,300     1,499,957         64,447
Equity in loss of limited partnerships
  and amortization of acquisition costs
  (Note 2)                                    (195,986)     (462,830)     (786,306)    (1,345,236)

Net income (loss)                           $ 995,886    $ (759,920)   $ 1,214,973    $(2,075,467)

Net income (loss) allocated to general
  partner (1%)                               $ 9,959      $ (7,599)      $ 12,150      $ (20,755)
Net income (loss) allocated to limited
  partners (99%)                               985,927      (752,321)    1,202,823    (20,547,712)

                                            $ 995,886    $ (759,920)   $ 1,214,973    $(2,075,467)
Net income (loss) per limited
  partnership interest (Note 1)               $ 14          $ (10)         $ 17          $ (28)

         The accompanying notes are an integral part of these financial statements.


                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                     STATEMENT OF PARTNERS' (DEFICIT) EQUITY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (Unaudited)



                                        General          Limited
                                        Partner          Partners          Total

Partnership interests                                       72,404

Partners' (deficit) equity,
  January 1, 2002                     $ (535,472)      $ 9,880,646      $ 9,345,174

Net income for the nine months
  ended September 30, 2002                12,150         1,202,823        1,214,973

Partners' (deficit) equity,
  September 30, 2002                  $ (523,322)      $11,083,469      $10,560,147


         The accompanying notes are an integral part of these financial statements.


                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS

                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)



                                                                      2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $ 1,214,973     $(2,075,467)
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
     Equity in loss of limited partnerships and amortization
      of acquisition costs                                            786,306       1,345,236
     Gain on sale of limited partnership interest                  (1,759,539)             --
     Increase (decrease) in:
      Accounts payable and accrued expenses                          (312,732)         21,548
      Capital contributions payable                                         5              --
      Accrued fees due to partners                                 (1,401,269)        502,445
         Net cash used in operating activities                     (1,472,256)       (206,238)

Cash flows from investing activities:
  Distributions from limited partnerships recognized as a
   return of capital                                                  105,481         177,213
  Proceeds from sale of limited partnership interests               2,106,172              --
  Advances to properties                                             (157,077)       (289,172)
  Capital contributions                                               (12,160)             --
  Decrease in restricted cash                                          (1,607)             --
         Net cash provided by (used in) investing activities        2,040,809        (111,959)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from affiliates                                            200,310              --
  Repayment of advances from affiliates                              (200,310)             --
         Net cash provided by financing activities                         --              --

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  568,553        (318,197)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        577,097         864,951

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 1,145,650      $ 546,754


         The accompanying notes are an integral part of these financial statements.


                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the fiscal year ended December 31, 2001 prepared by National Tax Credit Investors II (the "Partnership" or "Registrant"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002 and the results of operations and changes in cash flows for the three and nine months then ended.

Organization

The Partnership was formed under the California Revised Limited Partnership Act on January 12, 1990. The Partnership was formed to invest primarily in other limited partnerships ("Limited Partnerships") which own and operate multifamily housing complexes that are eligible for low income housing tax credits ("Tax Credits"). The general partner of the Partnership is National Partnership Investments Corp. (the "General Partner" or "NAPICO"), a California corporation.

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, a Maryland corporation ("AIMCO") and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including 100% of the outstanding capital stock of NAPICO. Prior to March 11, 2002, Casden Properties Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting common stock of NAPICO prior to March 11, 2002. The special limited partner of the Partnership (the "Special Limited Partner") is PaineWebber TC Partners, L.P., a Virginia limited partnership.

The General Partner has a one percent interest in operating profits and losses of the Partnership. The limited partners will be allocated the remaining 99 percent interest in proportion to their respective investments.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash invested in interest bearing accounts. The Partnership has its cash and cash equivalents on deposit primarily in one concentration account. Such cash and cash equivalents may be in excess of the FDIC insurance limit.

Method of Accounting for Investment in Limited Partnerships

The Partnership's investment in Limited Partnerships are accounted for on the equity method. Acquisition, selection and other costs related to the Partnership's investments are capitalized and are being amortized on a straight line basis over the estimated lives of the underlying assets, which is generally 30 years.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding during the period. The number of limited partner interests was 72,404 for the periods presented.

Impairment of Long-Lived Assets

The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the unaudited combined statements of operations in Note 2 have been restated as of January 1, 2001 to reflect the operations of Cottonwood, Wade Walton and Cottages of North St. Paul Limited Partnerships as loss from discontinued operations.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of September 30, 2002, the Partnership holds limited partnership interests in 33 Limited Partnerships (the "Limited Partnerships"), located in 22 different states. As a limited partner of the Limited Partnerships, the Partnership does not have authority over day-to-day management of the Limited Partnerships or their properties (the "Apartment Complexes"). The general partners responsible for management of the Limited Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

At September 30, 2002, the Limited Partnerships own residential projects consisting of 3,325 apartment units.

The Partnership, as a limited partner, is generally entitled to 99 percent of the operating profits and losses of the Limited Partnerships. National Tax Credit, Inc. II ("NTC-II") an affiliate of the General Partner, serves either as a special limited partner or non-managing administrative general partner in which case it receives .01 percent of operating profits and losses of the Limited Partnership, or as the Local Operating General Partner of the Limited Partnership in which case it is entitled to .09 percent of the operating profits and losses of the Limited Partnership.

The Partnership is generally entitled to receive 50 percent of the net cash flow generated by the Apartment Complexes, including any excess cash flows that may result from the sale of an investment property under certain circumstances subject to repayment of any loans made to the Limited Partnerships (including loans made by NTC-II or an affiliate), repayment for funding of development deficit and operating deficit guarantees by the Local Operating General Partners or their affiliates (excluding NTC-II and its affiliates), and certain priority payments to the Local Operating General Partners other than NTC-II or its affiliates.

Equity losses of the Limited Partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance or to a negative amount equal to further capital contributions required. Losses incurred after the limited partnership investment account is reduced to zero are not recognized.

Distributions received by the Partnership from the Limited Partnerships are accounted for as a return of capital until the investment balance is reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions received will be recognized as income. The investments in all but fourteen of the Limited Partnerships have been reduced to zero as of September 30, 2002.

The following is a summary of the investments in Limited Partnerships for the nine months ended September 30, 2002:


           Balance, beginning of period                   $11,184,234
           Advances to Limited Partnerships                   147,957
           Equity in losses of limited partnerships          (716,414)
           Distributions recognized as a return of
             capital                                         (105,481)
           Amortization of capitalized acquisition
             costs and fees                                   (69,892)
           Sale of partnership interest                      (104,073)

           Balance, end of period                         $10,336,331

The following are unaudited combined estimated statements of operations for the three and nine months ended September 30, 2002 and 2001 for the Limited Partnerships in which the Partnership has investments.

                               Three Months Ended              Nine Months Ended
                                 September 30,                   September 30,
                              2002           2001             2002            2001
Revenues
  Rental and other        $ 3,700,000     $ 4,652,000     $12,556,000     $13,956,000

Expenses
  Depreciation                767,000       1,165,000       3,029,000       3,495,000
  Interest                  1,041,000       1,380,000       3,435,000       4,140,000
  Operating                 2,804,000       2,897,000       8,984,000       8,691,000

                            4,612,000       5,442,000      15,448,000      16,326,000

Net loss                   $ (912,000)    $ (790,000)     $(2,892,000)    $(2,370,000)

In addition to being the General Partner of the Partnership, NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the Limited Partnerships included above.

Cottages of North St. Paul

During the nine months ended September 30, 2002, the Partnership sold its investment in the Cottages of North St. Paul. As the Partnership had no
investment balance related to this Limited Partnership, the proceeds of approximately $1,636,892 that were received are being reported as gain on sale of investment in limited partnership on the accompanying statements of operations.

Cottonwood

During 2001, the Partnership sold its investment in the Cottonwood Limited Partnership. Of the total proceeds, approximately $221,280 was due to the Partnership as of December 31, 2001. This amount was received during the nine months ended September 30, 2002.

Wade Walton

Due to operating deficits, the Wade Walton Limited Partnership which owns a property in Clarksdale, Mississippi has been unable to service its mortgage and the lender commenced foreclosure proceedings. The Wade Walton Limited Partnership then commenced bankruptcy proceedings on July 20, 1999 in order to stay the foreclosure sale and reorganize under Chapter 11 of the United States Bankruptcy Code. The bankruptcy court subsequently terminated the automatic stay and a foreclosure sale occurred on May 31, 2002. The Partnership had no investment balance related to the Wade Walton Limited Partnership.

Sheboygan Apartments

During the nine months ended September 30, 2002, the Partnership sold 89% of its investment in the Sheboygan Regency House Limited Partnership. Total proceeds received were $248,000. A gain on sale of investment in limited partnership of $143,927 was reported on the accompanying statements of operations which is the amount received in excess of the remaining investment balance related to this Limited Partnership.

NOTE 3 - RESTRICTED CASH

Restricted cash represents funds in escrow to be used to fund operating deficits, if any, of one of the Limited Partnerships, as defined in the Limited Partnership Agreement.

NOTE 4 - RELATED PARTY TRANSACTIONS

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner for the following fees:

(a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner. For the nine months ended September 30, 2002 and 2001, $501,093 and $551,741, respectively, has been expensed. The unpaid balance at September 30, 2002 is $984,687 and is non-interest bearing.

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

(c) The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $48,000 and $49,000 for the nine months ended September 30, 2002 and 2001, respectively, and is included in general and administrative expenses.

NTC II is the Local Operating General Partner in eight of the Partnership's 33 Limited Partnerships. In addition, NTC II is either a special limited partner or an administrative general partner in each Limited Partnership.

An affiliate of the General Partner is currently managing four properties owned by Limited Partnerships. The Limited Partnerships pay the affiliate property management fees in the amount of 5 percent of their gross rental revenues and data processing fees. The amounts paid were $95,503 and $115,724 for the nine months ended September 30, 2002 and 2001, respectively.

During the nine months ended September 30, 2002, an affiliate of the General Partner advanced $200,310 to the Partnership for operating expenses. This advance was non-interest bearing and was repaid during the nine months ended September 30, 2002.

NOTE 5 - CONTINGENCIES

On March 28, 2002, the local operating general partner of Sheboygan Apartments Limited Partnership brought action against the Partnership and the General Partner alleging that the parties breached the purchase agreement by refusing to close a transaction regarding the sale of the property. The parties were engaged in settlement discussions regarding the dilution of a portion of the Partnership's interest to the local operating general partner and entered into a settlement agreement whereby the limited partner diluted a portion of its interest in the Partnership (see "Note 2"). The case was dismissed in August 2002.

The General Partner of the Partnership is involved in various other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. The carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximates fair value due to their short-term maturity.

NOTE 7 - GAIN ON LEGAL SETTLEMENT

During 2001, the Partnership and an affiliated partnership filed a suit against several parties for breach of fiduciary duties and breach of the partnership agreements of Quivera Limited Partnership, in which the Partnership has invested, and another Limited Partnership in which the affiliated partnership is invested. The property in each respective Limited Partnership had been refinanced during 2001; however, the proceeds from the refinancing were being held at the Limited Partnership instead of being distributed.

On June 28, 2002, the Partnership received $107,900 from one of the parties involved in this legal action as part of a settlement agreement. This amount is shown as gain on legal settlement for the nine months ended September 30, 2002 on the accompanying statements of operations.

On August 6, 2002, the Partnership received $1,499,957 as its share of the refinancing proceeds of Quivera Limited Partnership. This amount is reported as distribution from limited partnerships recognized as income during the three months ended September 30, 2002 as the Partnership's investment in this Limited Partnership was zero.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees.

Liquidity and Capital Resources

The Partnership raised $72,404,000 from investors by a public offering. The proceeds were used to invest in Limited Partnerships which own and operate Apartment Complexes that are eligible for Tax Credits.

It is not expected that any of the Limited Partnerships in which the Partnership invests will generate cash from operations sufficient to provide distributions to the Limited Partners in any material amount. Such cash from operations, if any, would first be used to meet operating expenses of the Partnership. The Partnership's investments will not be readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Limited Partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner.

The Partnership does not have the ability to assess Limited Partners for additional capital contributions to provide capital if needed by the Partnership or Limited Partnerships. Accordingly, if circumstances arise that cause the Limited Partnerships to require capital in addition to that contributed by the Partnership and any equity of the local general partners, the only sources from which such capital needs will be able to be satisfied (other than the limited reserves available at the Partnership level) will be (i) third-party debt financing (which may not be available if, as expected, the Apartment Complexes owned by the Limited Partnerships are already substantially leveraged), (ii) other equity sources (which could reduce the amount of Tax Credits being allocated to the Partnership, adversely affect the Partnership's interest in operating cash flow and/or proceeds of sale or refinancing of the Apartment Complexes and possibly even result in adverse tax consequences to the Limited Partners), or (iii) the sale or disposition of Apartment Complexes. There can be no assurance that any of such sources would be readily available in sufficient proportions to fund the capital requirements of the Limited Partnerships. If such sources are not available, the Limited Partnerships would risk foreclosure on their Apartment Complexes if they were unable to renegotiate the terms of their first mortgages and any other debt secured by the Apartment Complexes, which would have significant adverse tax consequences to the Limited Partners.

Reserves of the Partnership and reserves of the Limited Partnerships may be increased or decreased from time to time by the General Partner or the local general partner, as the case may be, in order to meet anticipated costs and expenses. The amount of cash flow available for distributions and/or sale and refinancing proceeds, if any, which is available for distribution to the Limited Partners may be affected accordingly.

Results of Operations

The Partnership was formed to provide various benefits to its Limited Partners. It is not expected that any of the Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to Limited Partners in any material amount. The Partnership accounts for its investments in the Limited Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Limited Partnerships. The investments in all but fourteen of the Limited Partnerships have been reduced to zero as of September 30, 2002.

In general, in order to avoid recapture of Housing Tax Credits, the Partnership does not expect that it will dispose of its Limited Partnership Interests or approve the sale by a Limited Partnership of any Apartment Complex prior to the end of the applicable 15-year Compliance Period. Because of (i) the nature of the Apartment Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the inability of the Partnership to directly cause the sale of Apartment Complexes by local general partners, but generally only to require such local general partners to use their respective best efforts to find a purchaser for the Apartment Complexes, it is not possible at this time to predict whether the liquidation of substantially all of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the partnership agreement will be able to be accomplished promptly at the end of the 15-year period. If a Limited Partnership is unable to sell an Apartment Complex, it is anticipated that the local general partner will either continue to operate such Apartment Complex or take such other actions as the local general partner believes to be in the best interest of the Limited Partnership. In addition, circumstances beyond the control of the General Partner may occur during the Compliance Period which would require the Partnership to approve the disposition of an Apartment Complex prior to the end of the Compliance Period.

Except for interim investments in interest bearing accounts, the Partnership's investments are entirely interests in other Limited Partnerships owning Apartment Complexes. Funds temporarily not required for such investments in projects are invested in these interest bearing accounts earning interest income as reflected in the statements of operations. These interim investments can be readily converted to cash to meet obligations as they arise.

The Partnership, as a Limited Partner in the Limited Partnerships in which it has invested, is subject to the risks incident to the construction, management, and ownership of improved real estate. The Partnership investments are also subject to adverse general economic conditions, and accordingly, the status of the national economy, including substantial unemployment and concurrent inflation, could increase vacancy levels, rental payment defaults, and operating expenses, which in turn, could substantially increase the risk of operating losses for the Apartment Complexes.

Distributions received from Limited Partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

Operating expenses consist primarily of recurring general and administrative expenses and professional fees for services rendered to the Partnership. In addition, an annual partnership management fee in an amount equal to 0.5 percent of invested assets is payable to the General Partner. The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of Partnership affairs.

During the nine months ended September 30, 2002, the Partnership sold its investment in the Cottages of North St. Paul. As the Partnership had no investment balance related to this Limited Partnership, the proceeds of $1,636,892 that were received are being reported as gain on sale of investment in limited partnership on the accompanying statement of operations.

During 2001, the Partnership sold its investment in the Cottonwood Limited Partnership. Of the total proceeds, $221,280 was due to the Partnership as of December 31, 2001. This amount was received during the nine months ended September 30, 2002.

Due to operating deficits, the Wade Walton Limited Partnership which owns a property in Clarksdale, Mississippi has been unable to service its mortgage and the lender commenced foreclosure proceedings. The Limited Partnership then commenced bankruptcy proceedings on July 20, 1999 in order to stay the foreclosure sale and reorganize under Chapter 11 of the United States Bankruptcy Code. The bankruptcy court subsequently terminated the automatic stay and a foreclosure sale occurred on May 31, 2002. The Partnership had no investment balance related to this Limited Partnership.

During 2001, the Partnership and an affiliated partnership filed a suit against several parties for breach of fiduciary duties and breach of the partnership agreements of Quivera Limited Partnership, in which the Partnership has invested, and another Limited Partnership in which the affiliated partnership is invested. The property in each respective Limited Partnership had been refinanced during 2001; however, the proceeds from the refinancing were being held at the Limited Partnership instead of being distributed.

On June 28, 2002, the Partnership received $107,900 from one of the parties involved in this legal action as part of a settlement agreement. This amount is shown as gain on legal settlement for the nine months ended September 30, 2002 on the accompanying statements of operations.

On August 6, 2002, the Partnership received $1,499,957 as its share of the refinancing proceeds of Quivera Limited Partnership. This amount is reported as distribution from limited partnerships recognized as income during the three months ended September 30, 2002 as the Partnership's investment in this Limited Partnership was zero.

During the nine months ended September 30, 2002, the Partnership sold 89% of its investment in the Sheboygan Regency House Limited Partnership. Total proceeds received were $248,000. A gain on sale of investment in limited partnership of $143,927 was reported on the accompanying statements of operations which is the amount received in excess of the remaining investment balance related to this Limited Partnership.

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate, except that, as indicated in the Explanatory Note introducing this quarterly report, the Partnership is in the process of verifying that the equity method of accounting has been properly applied to its investments in limited partnerships. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. However, depending on the outcome of the review currently being undertaken by the Partnership as to the propriety of the application of the equity method of accounting with respect to the Partnership's investments in limited partnerships, changes to the Partnership's internal controls may be warranted.

                           PART II - OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS

On March 28, 2002, the local operating general partner of Sheboygan Apartments Limited Partnership brought action against the Partnership and the General Partner alleging that the parties breached the purchase agreement by refusing to close a transaction regarding the sale of the property. The parties were engaged in settlement discussions regarding the dilution of a portion of the Partnership's interest to the local operating general partner and entered into a settlement agreement whereby the limited partner diluted a portion of its interest in the Partnership (see "Note 2"). The case was dismissed in August 2002.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

                  Exhibit 3, Partnership Agreement (herein incorporated by reference to the Partnership's Form S-11 Registration No. 33-27658)

            b) Reports on Form 8-K filed during the quarter ended September 30, 2002:

                  Current Report on Form 8-K dated August 29, 2002 and filed on September 6, 2002, disclosing the dismissal of Deloitte & Touche LLP as the Partnership's certifying auditor and the appointment of Ernst & Young LLP as the certifying auditor for the year ending December 31, 2002.

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


                                    NATIONAL TAX CREDIT INVESTORS II
                                    (a California limited partnership)


                                    By:   National Partnership Investments Corp.
                                          General Partner


                                    By:   /s/David R. Robertson
                                          David R. Robertson
                                          President and Chief Executive Officer


                             By: /s/Brian H. Shuman
                                          Brian H. Shuman
                                          Senior Vice President and
                                          Chief Financial Officer


                             Date: November 19, 2002