Form 10QSB/A
period 2002-09-30
NATIONAL TAX CREDIT INVESTORS II
filed 2003-04-16
CIK 859921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A

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

                                Explanatory Note

This document amends the Form 10-QSB for the quarter ended September 30, 2002 to reflect an impairment loss with respect to an investment in a limited partnership and to include financial statements that have been reviewed by an independent accountant as required by Rule 10-01(d) of Regulation S-X. The Partnership's investment in Limited Partnerships was overstated by $834,000 at September 30, 2002, due to an unrecognized impairment loss. The Partnership determined that it was appropriate to recognize an impairment of one of its equity method investments as of September 30, 2002. In addition, legal expenses were underaccrued by approximately $778,000. The Form 10-QSB previously filed reflects an understatement of net loss of approximately $1,612,000 for the three and nine months ended September 30, 2002 and an overstatement of its investment balance of $834,000, an understatement of its accrued liabilities of $778,000 and an overstatement of partner's equity of approximately $1,612,000 as of September 30, 2002. These errors have been corrected in the restated financial statements. This document is accompanied by the certifications required by the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                             INDEX TO FORM 10-QSB/A

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002




PART I.     FINANCIAL INFORMATION

      ITEM 1.     FINANCIAL STATEMENTS

                  Balance Sheet,
                    September 30, 2002                                         1

                  Statements of Operations
                    Three and Nine Months Ended September 30, 2002 and 2001    2

                  Statement of Partners' (Deficit) Equity,
                    Nine Months Ended September 30, 2002                       3

                  Statements of Cash Flows
                    Nine Months Ended September 30, 2002 and 2001              4

                  Notes to Financial Statements                                5

      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                  OF OPERATIONS                                               13

      ITEM 3.     CONTROLS AND PROCEDURES                                     16

PART II.    OTHER INFORMATION

      ITEM 1.     LEGAL PROCEEDINGS                                           17

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                            18

      SIGNATURES                                                              19

      CERTIFICATIONS                                                          20

      EXHIBIT                                                                 22

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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                                  BALANCE SHEET

                               SEPTEMBER 30, 2002
                                   (Unaudited)


                          ASSETS
                                                                             (Restated)
Investments in limited partnerships (Note 2)                                $ 9,502,331
Cash and cash equivalents                                                     1,145,650
Restricted cash (Note 3)                                                        264,865

        Total assets                                                        $10,912,846

        LIABILITIES AND PARTNERS' (DEFICIT) EQUITY

Liabilities:
   Accrued fees due to partners (Note 4)                                    $ 1,144,750
   Accounts payable and accrued expenses                                        819,949

                                                                              1,964,699
Commitments and Contingencies (Note 5)

Partners' (deficit) equity:
   General partner                                            $ (539,442)
   Limited partners                                            9,487,589      8,948,147

        Total liabilities and partners' (deficit) equity                    $10,912,846

     The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS

          FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)



                                              Three Months Ended           Nine Months Ended
                                                 September 30,               September 30,
                                              2002          2001           2002          2001
                                           (Restated)                   (Restated)
OPERATING INCOME:
  Gain on legal settlement (Note 7)           $ --          $ --        $ 107,900        $ --
  Interest and other income                      4,876         7,112         9,260         24,020
     Total operating income                      4,876         7,112       117,160         24,020
operating Expenses:
  Management fees - partners (Note 4)          167,031       185,115       501,093        551,741
  General and administrative (Note 4)           26,233        41,234        91,636        107,905
  Legal and accounting                       1,041,624        80,153     1,560,648        159,052
        Total operating expenses             1,234,888       306,502     2,153,377        818,698

Loss from Partnership operations            (1,230,012)     (299,390)   (2,036,217)      (794,678)
Impairment loss (Note 2)                      (834,000)           --      (834,000)            --
Gain on sale of limited partnership
  interest (Note 2)                            143,927            --     1,759,539             --
Distributions from limited partnerships
  recognized as income (Notes 2 and 7)       1,499,957         2,300     1,499,957         64,447
Equity in loss of limited partnerships
  and amortization of acquisition costs
  (Note 2)                                    (195,986)     (462,830)     (786,306)    (1,345,236)

Net loss                                   $ (616,114)   $ (759,920)    $ (397,027)   $(2,075,467)

Net loss allocated to general
  partner (1%)                              $ (6,161)     $ (7,599)      $ (3,970)     $ (20,755)
Net loss allocated to limited
  partners (99%)                              (609,953)     (752,321)     (393,057)    (2,054,712)

                                           $ (616,114)   $ (759,920)    $ (397,027)   $(2,075,467)
Net loss per limited
  partnership interest (Note 1)               $ (8)         $ (10)         $ (5)         $ (28)


     The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                     STATEMENT OF PARTNERS' (DEFICIT) EQUITY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (Unaudited)
                                   (Restated)



                                        General          Limited
                                        Partner          Partners          Total

Partnership interests                                       72,404

Partners' (deficit) equity,
  January 1, 2002                     $ (535,472)      $ 9,880,646      $ 9,345,174

Net loss for the nine months
  ended September 30, 2002                (3,970)         (393,057)        (397,027)

Partners' (deficit) equity,
  September 30, 2002                  $ (539,442)      $ 9,487,589      $ 8,948,147

     The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS

               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)



                                                                      2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES:                              (Restated)
  Net loss                                                         $ (397,027)    $(2,075,467)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Equity in loss of limited partnerships and amortization
      of acquisition costs                                            786,306       1,345,236
     Impairment loss                                                  834,000               --
     Gain on sale of limited partnership interest                  (1,759,539)             --
     Increase (decrease) in:
      Accounts payable and accrued expenses                           465,268          21,548
      Capital contributions payable                                         5              --
      Accrued fees due to partners                                 (1,401,269)        502,445
         Net cash used in operating activities                     (1,472,256)       (206,238)

Cash flows from investing activities:
  Distributions from limited partnerships recognized as a
   reduction of investment balance                                    105,481         177,213
  Proceeds from sale of limited partnership interests               2,106,172              --
  Advances to properties                                             (157,077)       (289,172)
  Capital contributions                                               (12,160)             --
  Decrease in restricted cash                                          (1,607)             --
         Net cash provided by (used in) investing activities        2,040,809        (111,959)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from affiliates                                            200,310              --
  Repayment of advances from affiliates                              (200,310)             --
         Net cash provided by financing activities                         --              --

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  568,553        (318,197)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        577,097         864,951

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 1,145,650      $ 546,754


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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002 and the results of operations and changes in cash flows for the three and nine months ended September 30, 2002 and 2001, respectively.

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

Method of Accounting for Investment in Limited Partnerships

The Partnership's investment in Limited Partnerships are accounted for using the equity method. Acquisition, selection and other costs related to the Partnership's investments are capitalized and are being amortized by the straight line method over the estimated lives of the underlying assets, which is generally 30 years.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding during the period. The number of limited partner interests was 72,404 for the periods presented.

Impairment of Long-Lived Assets

The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. For both the three and nine month periods ended September 30, 2002, impairment charges of $834,000 were recognized with respect to the investment in one limited partnership.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period beginning after June 15, 2003. The Partnership is currently evaluating the effect, if any, that the adoption of FIN46 will have on its results of operations and financial condition.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

The Partnership failed to recognize an impairment loss with respect to an investment in a limited partnership in the amount of $834,000 during the three and nine months ended September 30, 2002. In addition, legal expenses were underaccrued by approximately $778,000. As a result, the net loss for the period was understated by $1,612,000 and investment in limited partnerships was overstated by $834,000, accrued liabilities were understated by approximately $778,000 and partners' equity was overstated by approximately $1,612,000 as of September 30, 2002. These errors have been corrected in the restated financial statements.

The following table sets forth the adjustments to the balance sheet as of September 30, 2002 and the statements of operations for the three and nine months ended September 30, 2002. The only financial statement line items included here are those that have been restated from the originally reported amounts.

                                                As of September 30, 2002
                                             As previously
                                               reported       As restated
Balance sheet data:
Investments in limited partnerships            $10,336,331     $ 9,502,331
Total assets                                    11,746,846      10,912,846
Accounts payable and accrued liabilities            41,949         819,949
Partners' equity                                10,560,147       8,948,147
Total liabilities and partners'
 equity                                         11,746,846      10,912,846


                                      Three Months Ended            Nine Months Ended
                                      September 30, 2002           September 30, 2002
                                  As previously               As previously
                                    reported     As restated     reported     As restated

Statement of operations data:
Legal and accounting             $  263,624      $1,041,624   $  782,648     $1,560,648
Impairment loss                          --        (834,000)          --       (834,000)
Net income (loss)                   995,886        (616,114)   1,214,973       (397,027)
Net income (loss) allocated
 to general partners                  9,959          (6,161)      12,150         (3,970)
Net income (loss) allocated
 to limited partners                985,927        (609,953)   1,202,823       (393,027)
Net income (loss) per limited
 partnership interest                    14              (8)          17             (5)

The Partnership currently holds limited partnership interests in 33 Limited Partnerships (the "Limited Partnerships"), located in 22 different states. As a limited partner of the Limited Partnerships, the Partnership does not have authority over day-to-day management of the Limited Partnerships or their properties (the "Apartment Complexes"). The general partners responsible for management of the Limited Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

At September 30, 2002, the Limited Partnerships own residential projects consisting of 3,325 apartment units.

The Partnership, as a limited partner, is generally entitled to 99 percent of the operating profits and losses of the Limited Partnerships. National Tax Credit, Inc. II ("NTC-II") an affiliate of the General Partner, typically serves either as a special limited partner or non-managing administrative general partner in which case it receives .01 percent of operating profits and losses of the Limited Partnerships. NTC-II or another affiliate of the General Partner may serve as the Local Operating General Partner of the Limited Partnership in which case it is typically entitled to .09 percent of the operating profits and losses of the Limited Partnership. The Partnership is generally entitled to receive 50 percent of the net cash flow generated by the Apartment Complexes, including any excess cash flows that may result from the sale of an investment property under certain circumstances subject to repayment of any loans made to the Limited Partnerships (including loans made by NTC-II or an affiliate), repayment for funding of development deficit and operating deficit guarantees by the Local Operating General Partners or their affiliates (excluding NTC-II and its affiliates), and certain priority payments to the Local Operating General Partners other than NTC-II or its affiliates.

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships. Accordingly, the Partnership accounts for its investments in the Local Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage (between 5% and 99%). The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Partnerships' partnership agreements. These agreements usually limit the Partnership's distributions to an amount substantially less than its ownership percentage in the Local Partnership.

The individual investments are carried at cost plus the Partnership's share of the Local Partnership's profits less the Partnership's share of the Local Partnership's losses, distributions and impairment charges. See "Note 1 - Organization and Summary of Significant Accounting Policies" for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.

For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.

As of September 30, 2002, the investment balance in 20 of the 33 Local Partnerships had been reduced to zero.

During the three and nine months ended September 30, 2002, the Partnership determined that its investment in one Local Partnership, Wedgewood Commons Apartments, was impaired. Management is actively attempting to sell the property and is currently in negotiations with a potential buyer. The Partnership expects to ultimately realize $100,000 upon the sale, which is less than its current investment value. As a result, the investment balance was reduced to the estimated fair value for the Partnership interest and an impairment loss of approximately $834,000 was recognized during the three and nine months ended September 30, 2002. At September 30, 2002, the Partnership has approximately $100,000 investment balance remaining in this Local Partnership.

The following is a summary of the investments in Limited Partnerships for the nine months ended September 30, 2002:

           Balance, beginning of period                   $11,184,234
           Advances to Limited Partnerships                   147,957
           Impairment loss                                   (834,000)
           Equity in losses of limited partnerships          (716,414)
           Distributions recognized as a reduction
             of investment balance                           (105,481)
           Amortization of capitalized acquisition
             costs and fees                                   (69,892)
           Sale of partnership interest                      (104,073)

           Balance, end of period                         $ 9,502,331

The  following  are  unaudited   condensed  combined  estimated   statements  of
operations for the three and nine months ended September 30, 2002 and 2001 for the Limited Partnerships in which the Partnership has investments.


                               Three Months Ended              Nine Months Ended
                                 September 30,                   September 30,
                              2002           2001             2002            2001
                                          (Restated)                       (Restated)
Revenues
  Rental and other        $ 4,451,000     $ 4,428,000     $13,354,000     $13,284,000

Expenses
  Depreciation              1,126,000       1,131,000       3,379,000       3,392,000
  Interest                  1,194,000       1,197,000       3,583,000       3,592,000
  Operating                 3,089,000       3,091,000       9,266,000       9,272,000

                            5,409,000       5,419,000      16,228,000      16,256,000

Net loss                   $ (958,000)    $ (991,000)     $(2,874,000)    $(2,972,000)

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

NTC II or another affiliate of the General Partner is the Local Operating General Partner in ten of the Partnership's 33 Limited Partnerships. In addition, NTC II is typically either a special limited partner or an administrative general partner in each Limited Partnership.

An affiliate of the General Partner is currently managing four properties owned by Limited Partnerships. The Limited Partnerships pay the affiliate property management fees in the amount of five percent of their gross rental revenues and data processing fees. The amounts paid were $95,503 and $115,724 for the nine months ended September 30, 2002 and 2001, respectively.

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

One of the local Limited Partnerships, East Ridge Apartments, filed for bankruptcy in December 2002 in an effort to restructure its debt. The Partnership's investment balance in this Local Partnership had previously been reduced to zero, consequently, this action has no effect on the Partnership's investment balance on the accompanying balance sheet.

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in the
Partnership commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other defendants. The complaint alleged that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and violated securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs sought equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a rescission of the transfer of partnership interests and an accounting. The matter was tried in October and November 2002. In November 2002, the jury returned special verdicts against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty. In addition, the jury awarded the plaintiffs punitive damages against NAPICO of approximately $92.5 million. On April 3, 2003, the judge entered certain orders in connection with the litigation that denied defendants' motion for a new trial and set April 28, 2003 as the date for entry of judgment against NAPICO and certain other defendants in the amount of $25.2 million for violations of securities laws and against NAPICO for $67.3 million for breaches of fiduciary duty, both amounts plus interest, subject to plaintiffs' agreement to reducing the jury award for punitive damages against NAPICO from $92.5 million to $2.6 million. While the case is expected to be appealed, the entire matter is the responsibility of the former shareholder of Casden Properties Inc. pursuant to the documents related to AIMCO's acquisition of Casden Properties Inc., which was completed in March 2002.

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

NOTE 7 - GAIN ON LEGAL SETTLEMENT

During 2001, the Partnership and an affiliated partnership filed a suit against several parties for breach of fiduciary duties and breach of the partnership agreements of Quivera Limited Partnership, in which the Partnership has invested, and another Limited Partnership in which the affiliated partnership is invested. The property in each respective Limited Partnership had been refinanced during 2001; however, the proceeds from the refinancing were being held within the Quivera Limited Partnership instead of being distributed.

On June 28, 2002, the Partnership received $107,900 from the judgment arising from the conclusions of the lawsuit. This amount is shown as gain on legal settlement for the nine months ended September 30, 2002 on the accompanying statements of operations.

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

Results of Operations

The Partnership was formed to provide various benefits to its Limited Partners. It is not expected that any of the Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to Limited Partners in any material amount. The Partnership accounts for its investments in the Limited Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Limited Partnerships. The investments in all but thirteen of the Limited Partnerships have been reduced to zero as of September 30, 2002.

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

Distributions received from Limited Partnerships are recognized as reduction of investment balances until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

An annual partnership management fee in an amount equal to 0.5 percent of invested assets is payable to the General Partner. The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of Partnership affairs. Management fees were $501,093 and $551,741 for the nine months ended September 30, 2002 and 2001, respectively.

Operating  expenses,  exclusive  of the  management  fee,  consist  of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were $1,560,648 and $159,052 for the nine months ended September 31, 2002 and 2001, respectively. The increase in 2002 is primarily due to legal fees incurred in settling the lawsuit with the General Partner of Quivera Limited Partnership discussed in "Item 1. Financial Statements - Note 7". General and administrative expenses were $91,636 and $107,905 for the nine months ended September 30, 2002 and 2001, respectively. The decrease in general and administrative expenses is due to a decrease in the costs associated with communicating with the Partnership's investors.

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Partnership's profits less the Partnership's share of the Local Partnership's losses and distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships. During the nine months ended September 30, 2002 and 2001, the Partnership recognized equity in loss of $786,306 and $1,345,236, respectively, from Local Partnerships. During the nine months ended September 30, 2002 and 2001, the Partnership received $1,499,957 and $64,447, respectively, in distributions from Local Partnerships that were recognized as income in the statements of operations since the Partnership's investment in the Local Partnerships has been reduced to zero.

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

During 2001, the Partnership and an affiliated partnership filed a suit against several parties for breach of fiduciary duties and breach of the partnership agreements of Quivera Limited Partnership, in which the Partnership has invested, and another Limited Partnership in which the affiliated partnership is invested. The property in each respective Limited Partnership had been refinanced during 2001; however, the proceeds from the refinancing were being held by the Quivera Limited Partnership instead of being distributed.

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

During the nine months ended September 30, 2002, the Partnership sold 89% of its investment in the Sheboygan Regency House Limited Partnership. Total proceeds received were $248,000. After recognizing $104,073 as a reduction of investment balance, the Partnership's investment in Sheboygan Regency House Limited Partnership had been reduced to zero. The remaining proceeds of $143,927 was reported as gain on sale of investment property on the accompanying statements of operations.

During the three and nine months ended September 30, 2002, an impairment change of $834,000 was recognized with respect to the investment in one Local Partnership, Wedgewood Commons. Management is actively attempting to sell the property and is currently in negotiations with a potential buyer. The Partnership expects to ultimately realize $100,000 upon the sale, which was less than its current investment value. As a result, the investment balance was reduced to the estimated fair value for the investment.

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this amended quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate, except that, as indicated in the Explanatory Note introducing this quarterly report, the Partnership is in the process of verifying that the equity method of accounting has been properly applied to its investments in limited partnerships. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been made.

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

One of the local Limited Partnerships, East Ridge Apartments, filed for bankruptcy in December 2002 in an effort to restructure its debt. The Partnership's investment balance in this Local Partnership had previously been reduced to zero so this action has no effect on the Partnership's investment balance on the accompanying balance sheet.

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in the
Partnership commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other defendants. The complaint alleged that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and violated securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs sought equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a rescission of the transfer of partnership interests and an accounting. The matter was tried in October and November 2002. In November 2002, the jury returned special verdicts against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty. In addition, the jury awarded the plaintiffs punitive damages against NAPICO of approximately $92.5 million. On April 3, 2003, the judge entered certain orders in connection with the litigation that denied defendants' motion for a new trial and set April 28, 2003 as the date for entry of judgment against NAPICO and certain other defendants in the amount of $25.2 million for violations of securities laws and against NAPICO for $67.3 million for breaches of fiduciary duty, both amounts plus interest, subject to plaintiffs' agreement to reducing the jury award for punitive damages against NAPICO from $92.5 million to $2.6 million. While the case is expected to be appealed, the entire matter is the responsibility of the former shareholder of Casden Properties Inc. pursuant to the documents related to AIMCO's acquisition of Casden Properties Inc., which was completed in March 2002.

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


                                    NATIONAL TAX CREDIT INVESTORS II
                                    (a California limited partnership)


                                    By:   National Partnership Investments Corp.
                                          General Partner


                                    By:   /s/David R. Robertson
                                          David R. Robertson
                                          President and Chief Executive Officer


                                    By:   /s/Brian H. Shuman
                                          Brian H. Shuman
                                          Senior Vice President and
                                          Chief Financial Officer


                                    Date: April 16, 2003

                                  CERTIFICATION


I, David R. Robertson, certify that:


1. I have reviewed this quarterly report on Form 10-QSB/A of National Tax Credit Investors II;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  April 16, 2003

                                    /s/David R. Robertson
                                    David R. Robertson
                                    President and Chief Executive Officer of
                                    National Partnership Investments Corp.,
                                    equivalent  of the chief  executive  officer
                                    of  the Partnership

                                  CERTIFICATION


I, Brian H. Shuman, certify that:


1. I have reviewed this quarterly report on Form 10-QSB/A of National Tax Credit Investors II;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  April 16, 2003

                              /s/Brian H. Shuman
                              Brian H. Shuman
                              Senior Vice President and Chief Financial Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB/A of National Tax Credit Investors II (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  April 16, 2003


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  April 16, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.