Form 10KSB
period 2002-12-31
NATIONAL TAX CREDIT INVESTORS II
filed 2003-09-22
CIK 859921

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
         1934

                    For the fiscal year ended December 31, 2002

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

              For the transition period from __________ to ___________

                         Commission File Number 0-20610

                        NATIONAL TAX CREDIT INVESTORS II
                 (Name of small business issuer in its charter)

            California                                          93-1017959
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


                          55 Beattie Place, PO Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

                                 (864) 239-1000
                            Issuer's telephone number

      Securities registered under Section 12(b) or 12(g) of the Exchange Act:

                                      NONE

           Securities registered under Section 12(g) of the Exchange Act:

                             Local Partnership Units
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Partnership's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $149,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

                                     PART I.

ITEM 1.     DESCRIPTION OF BUSINESS

National Tax Credit Investors II ("NTCI-II" or the "Partnership") is a limited partnership formed under the California Revised Local Partnership Act as of January 12, 1990. The Partnership was formed to invest primarily in other limited partnerships ("Local Partnerships") which own and operate multifamily housing complexes that are eligible for low income housing federal income tax credits (the "Housing Tax Credit"). The general partner of the Partnership is National Partnership Investments Corp. (the "General Partner" or "NAPICO"), a California corporation. On April 23, 1990, the Partnership offered 100,000 Units of Limited Partnership Interests ("Units") at $1,000 per Unit through a public offering managed by Paine Webber Incorporated (the "A Selling Agent"). The Partnership shall continue in full force and effect until December, 31, 2030 unless terminated earlier pursuant to the Partnership Agreement or law.

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties, Inc. and its subsidiaries, including 100% of the outstanding capital stock of NAPICO. Prior to March 11, 2002, Casden Properties, Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting common stock of NAPICO prior to March 11, 2002. The special limited partner of the Partnership ("Special Limited Partner") is PaineWebber TC Partners, L.P., a Virginia limited partnership.

The Partnership offered for sale up to 100,000 units of limited partnership interests ("Units") at $1,000 per unit (including 50,000 units subject to the selling agent's option). The term of the offering expired on April 22, 1992, at which date a total of 72,404 units had been sold amounting to $72,404,000 in capital contributions. Offering expenses of $9,413,000 were incurred in connection with the sale of such limited partner interests.

In general, an owner of a low-income housing project is entitled to receive the Housing Tax Credit in each year of a ten-year period (the "Credit Period"). The projects are subject to a minimum compliance period of not less than fifteen years (the "Compliance Period"). Tax Credits are available to the limited partners to reduce their federal income taxes. The ability of a limited partner to utilize such credits may be restricted by the passive activity loss limitation and the general business tax credit limitation rules. NTCI-II has made capital contributions to 37 Local Partnerships. The investment in one of the Local Partnerships was sold and one was foreclosed in 2001, and one was sold and one was foreclosed in 2002. As of December 31, 2002, the Partnership holds limited partner interests in 33 Local Partnerships located in 22 states. Each of these Local Partnerships owns a project that is eligible for the Housing Tax Credit. Several of the Local Partnerships also benefit from government programs promoting low or moderate income housing.

The Partnership's investments in Local Partnerships are subject to the risks incident to the management and ownership of multifamily residential real estate. Neither the Partnership's investments nor the projects owned by the Local Partnerships will be readily marketable, and there can be no assurance that the Partnership will be able to dispose of its Limited Partnership Interests or projects at the end of the Compliance Period. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including substantial unemployment, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the projects and the Partnership. The projects are subject to the risk of loss through foreclosure. In addition, each Local Partnership is subject to risks relating to environmental hazards which might be uninsurable. Because the Partnership's ability to control its operations will depend on these and other factors beyond the control of the General Partner and the local general partners, there can be no assurance that Partnership operations will be profitable or that the anticipated Housing Tax Credits will be available to the limited partners.

The projects owned by the Local Partnerships in which NTCI-II has invested were developed by the local operating general partners (the "Local Operating General Partners") who acquired the sites and applied for applicable mortgages and subsidies, if any. NTCI-II became the principal limited partner in these Local Partnerships pursuant to arm's-length negotiations with the Local Operating General Partners. As a limited partner, NTCI-II's liability for obligations of the Local Partnership is limited to its investment. The Local Operating General Partner of the Local Partnership retains responsibility for developing, constructing, maintaining, operating and managing the Project. Under certain circumstances, an affiliate of NAPICO or NTCI-II may act as the Local Operating General Partner. An affiliate, National Tax Credit Inc. II ("NTC-II") is acting either as a special limited partner or non-managing administrative general partner (the "Administrative General Partner") of each Local Partnership.

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

The registrant has no employees. Management and administrative services are provided by the General Partner. These services were provided by affiliates of the General Partner for the year ended December 31, 2002.

During 2002, the projects in which NTCI-II had invested were substantially rented. The following is a schedule of the status as of December 31, 2002, of the projects owned by Local Partnerships in which NTCI-II is a limited partner.

              SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH NTCI-II HAS AN INVESTMENT
                                DECEMBER 31, 2002


                                                         Units
                                         Financed,     Authorized         Occupancy
                                          Insured      for Rental         Percentage
                                            and        Assistance     for the Year Ended
                               No. of   Subsidized       Under           December 31
Name and Location               Units      Under       Section 8        2002      2001

Ashville Equity (Westview)
  Ashville, OH                     41       --             --            95%       85%
Columbus Junction Park
  Columbus Junction, IA            24       (A)            24            91%       88%
Countryside
  Howell Township, NJ             180       --             --            78%       98%
East Ridge Apartments
  St. Clair, MO (C)                48       --             --            99%       52%
Edgewood Apartments
  Rogers, AR                      108       --             --            66%       99%
Fourth Street
  Los Angeles, CA                  44       --             --           100%       93%
Germantown Apartments
  Conway, AR                      132       --             --            97%       93%
Great Basin Associates
  Reno, NV                         28       --             --            84%       93%
Grimes Park Apartments
  Grimes, IA                       16       (A)            7            95%        88%
Jamestown Terrace
  Jamestown, CA                    56       (A)            43            99%       98%
Jefferson Meadows
  Apartments
  Detroit, MI                      83       --             --            85%       99%
Kentucky River Apartments
  Winchester, KY                   42       --             --            88%       95%
Lincoln Grove Apartments
  Greensboro, NC                  116       --             --            90%       94%
Meadowlakes Apartments
  Searcy, AR                      108       --             --            90%       89%

              SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                   IN WHICH NTCI-II HAS AN INVESTMENT (continued)
                                DECEMBER 31, 2002

                                                          Units
                                         Financed,     Authorized          Occupancy
                                          Insured      for Rental          Percentage
                                            and        Assistance     for the Years Ended
                              No. of     Subsidized       Under           December 31
Name and Location              Units       Under        Section 8       2002        2001

Michigan Beach Apartments
  Chicago, IL                    240         --            --            96%         88%
Nickel River
  (Wedgewood) Apartments
  LaCrosse, WI (D)               105         --            --            95%         75%
Norwalk Park Apartments
  Norwalk, IA                     16        (A)             4            85%         94%
Oakview Apartments
  Spartanburg, SC                106        (B)            106           89%         98%
Palm Springs View
  Palm Springs, CA               120         --            --            85%        100%
Pam Apartments
  Pampa, TX                       96        (B)            96            98%         97%
Parkwood Landing
  Huntsville, AL                 204         --            --            98%         92%
Pensacol Affordable
  Pensacola, FL                   56         --            --            95%         82%
Pineview Terrace
  Katy, TX                       120         --            --            98%         90%
Quivera
  Lenexa, KS                     289         --            --            90%         89%
Rancho Del Mar
  Tucson, AZ                     312         --            --            98%         79%
Salem Park Apartments
  Conway, AR                     144         --            --            79%        100%
Sheboygan Apartments
  Sheboygan, WI                   59         --            --            89%         81%
Sitka III
  Sitka, AK                       16        (A)            16            94%         81%
Soldotna (Northwood
  Senior) Apartments
  Soldotna, AK                    23        (A)            23            90%        100%
Torres de Plata II
  Toa Alto, PR                    78        (A)            78            90%        100%
Villa Real
  Santa Fe, NM                   120         --            --            97%         95%
Virginia Park Meadows
  Detroit, MI                     83         --            --            92%         88%
Westbridge Apartments
 W.Columbia, SC                  112        (B)            94            91%         99%

                               3,325                      491

(A) The mortgage is insured by the Federal Housing Administration under the provisions of Section 515 of the National Housing Act.

(B)   Section 8 of Title II of the  Housing  and  Community  Development  Act of
      1974.

(C) The Partnership's interest in this local limited partnership was lost to foreclosure subsequent to December 31, 2002.

(D)   The Local Partnership sold its property subsequent to December 31, 2002.

The following table details the Partnership's ownership percentages of the Local Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage and other encumbrances on each property for each of the Local Partnerships as of December 31, 2002.


                                   NTCI II   Original Cost                     Notes
                                 Percentage   of Ownership    Mortgage      Payable and
Name and Location                 Interest      Interest        Notes    Accrued Interest

Ashville Equity (Westview)
  Ashville, OH                     99.00%      $ 956,250     $ 939,982         $ --
Columbus Junction Park
  Columbus Junction, IA            99.00%        217,500       646,785             --
Countryside
  Howell Township, NJ              99.00%         94,595     4,329,032        143,427
East Ridge Apartments
  St. Clair, MO                    99.00%      1,059,831     1,015,178             --
Edgewood Apartments
  Rogers, AR                       99.00%         288,200    1,637,094             --
Fourth Street
  Los Angeles, CA                  99.00%      1,574,844       977,752             --
Germantown Apartments
  Conway, AR                       99.00%        740,258     2,347,938             --
Great Basin Associates
  Reno, NV                          5.00%        460,400        621,095            --
Grimes Park Apartments
  Grimes, IA                       99.00%      1,857,901       456,646             --
Jamestown Terrace
  Jamestown, CA                    99.00%        183,000     2,850,936             --
Jefferson Meadows Apartments
  Detroit, MI                      98.00%         68,040     3,173,272             --
Kentucky River Apartments
  Winchester, KY                   99.00%      1,200,000       911,721             --
Lincoln Grove Apartments
  Greensboro, NC                   99.00%        840,000       564,694       2,069,083
Meadowlakes Apartments
  Searcy, AR                       99.00%        370,100     1,300,121              --
Michigan Beach Apartments
  Chicago, IL                      98.90%      1,574,844     6,151,602       3,564,528
Nickel River (Wedgewood)
  Apartments
  LaCrosse, WI                     99.00%      1,400,000     1,827,495              --
Norwalk Park Apartments
  Norwalk, IA                      99.00%        464,662       425,428              --
Oakview Apartments
  Spartanburg, SC                  99.00%        288,000     1,575,000              --
Palm Springs View
  Palm Springs, CA                 50.49%         56,725     5,122,010              --
Pam Apartments
  Pampa, TX                        99.00%        336,146     1,315,000              --



                                 NTCI II   Original Cost                     Notes
                               Percentage   of Ownership    Mortgage      Payable and
Name and Location               Interest      Interest        Notes    Accrued Interest

Parkwood Landing
  Huntsville, AL                 99.00%       $ 50,000     $4,251,491        $ --
Pensacola Affordable
  Pensacola, FL                  99.00%        300,000      1,283,048             --
Pineview Terrace
  Katy, TX                       98.99%        132,083      2,749,173             --
Quivera
  Lenexa, KS                     99.00%         42,641      6,594,568             --
Rancho Del Mar
  Tucson, AZ (A)                 99.00%        215,785      3,237,380             --
Salem Park Apartments
  Conway, AR                     99.00%      1,853,916      2,540,002             --
Sheboygan Apartments
  Sheboygan, WI                  10.90%        867,000      1,411,960             --
Sitka III
  Sitka, AK                      99.00%      1,276,633      1,157,713             --
Soldotna (Northwood Senior)
  Apartments
  Soldotna, AK                   99.00%      1,391,350      1,467,322             --
Torres de Plata II
  Toa Alto, PR                   99.00%         100,420     3,049,491             --
Villa Real
  Santa Fe, NM                    5.85%         131,880     2,727,617             --
Virginia Park Meadows
  Detroit, MI                    98.90%         248,600     3,122,555             --
Westbridge Apartments
  W. Columbia, SC                 99.00         840,000     2,560,000             --
                                            $21,481,604   $74,341,101     $5,777,038

(A) Subsequent to December 31, 2002, the Partnership diluted its percentage interest in this Local Partnership to 66.4%.

Although each Local Partnership in which the Partnership has invested owns a project which must compete with other projects for tenants, government mortgage interest and rent subsidies make it possible to rent units to eligible tenants at below market rates. In general, this insulates the properties from market competition.

ITEM 2.     DESCRIPTION OF PROPERTIES

See "Item 1. Description of Business" for the real estate owned by the Partnership through the ownership of limited partnership interests in Local Partnerships.

ITEM 3.     LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the corporate general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other defendants. The complaint alleged that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and violated securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs sought equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a rescission of the transfer of partnership interests and an accounting.

In November 2002, the jury returned special verdicts against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty. In addition, the jury awarded the plaintiffs punitive damages against NAPICO of approximately $92.5 million. On April 29, 2003, the Court entered judgment against NAPICO and certain other defendants in the amount of $25.2 million for violations of securities laws and against NAPICO for $67.3 million for breaches of fiduciary duty, both amounts plus interest of $25.6 million, and for punitive damages against NAPICO in the amount of $2.6 million.

On May 30, 2003, NAPICO and certain other defendants entered into a memorandum of understanding with the plaintiff class and their counsel relating to the settlement of the litigation.

On August 11, 2003, NAPICO and certain other defendants entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. On August 25, 2003, the court granted preliminary approval of the Stipulation of Settlement. Pursuant to the Stipulation of Settlement, within two days after receiving the court's preliminary approval of the proposed settlement, Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, caused $29 million to be deposited into an escrow account for the benefit of the Plaintiffs. The Stipulation of Settlement remains subject to the final approval of the court, as well as the approval of the Plaintiffs. Upon final court approval, approval by the Plaintiffs and the lapse of any time to appeal the court approval of the settlement, the following shall occur:

1. Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, will transfer to an agent for the Plaintiffs shares of common stock ("Class A Common Stock") of AIMCO owned by certain affiliates of Alan I. Casden with an aggregate market value of $19 million, subject to certain transfer restrictions, or at Alan I. Casden's option, $19 million in cash.

2. NAPICO will issue an aggregate of $35 million in promissory notes for the benefit of the Plaintiffs. An aggregate of $7 million of notes are to be repaid each year. The notes will bear interest based on applicable rates of U.S. Treasury bills with similar maturities. The notes will be guaranteed by AIMCO Properties, L.P., an affiliate of AIMCO.

3. The parties to the Stipulation of Settlement will release each other and related parties from any and all claims associated with the litigation and the Plaintiffs' investment in the partnerships that were the subject of the litigation.

4. The $29 million in the escrow account established by Alan I. Casden will be released to the Plaintiffs.

Pursuant to the Stipulation of Settlement, upon final approval of the settlement by the court, the parties shall jointly request that a new judgment be entered in the litigation that will, among other things, expunge the judgment originally entered against NAPICO and the other defendants on April 29, 2003.

On August 12, 2003, in connection with the proposed settlement pursuant to the Stipulation of Settlement, NAPICO and AIMCO executed a Settlement Agreement (the "Settlement Agreement") with the prior shareholders of Casden Properties Inc. The principal terms of the Settlement Agreement include:

1. That NAPICO will voluntarily discontinue the action it commenced on May 13, 2003 against the former shareholders of Casden Properties Inc. and other indemnitors in AIMCO's March 2002 acquisition of Casden Properties Inc. (the "Casden Merger").

2. That Alan I. Casden and certain related entities will resolve certain pending claims for indemnification made by NAPICO, AIMCO and their affiliates. These claims include indemnification related to the litigation and certain other matters in connection with the Casden Merger.

3. AIMCO, or an affiliate, will deposit $25 million of the $29 million that Alan I. Casden is responsible for depositing into the escrow account for the benefit of the Plaintiffs pursuant to the terms of the Stipulation of Settlement. In connection with this deposit by AIMCO, The Casden Company will transfer to AIMCO 531,915 shares of AIMCO Class A Common Stock owned by The Casden Company, which shares are to be held in escrow by AIMCO until final approval of the Stipulation of Settlement by the court and the Plaintiffs. Upon such approval, AIMCO will become the owner of the 531,915 shares. If final approval by the court and the Plaintiffs is not obtained, the $25 million deposited by AIMCO into the escrow account will be returned to AIMCO and AIMCO will return to The Casden Company the 531,915 shares. On August 25, 2003, AIMCO caused the $25 million to be deposited in the escrow account for the benefit of the Plaintiffs and received in return from The Casden Company and Alan I. Casden the 531,915 shares to be held in escrow as indicated.

4. The Casden Company will promise to pay an aggregate amount of $35 million on a secured, nonrecourse basis to NAPICO. The Casden Company will be obligated to repay an aggregate of $7 million of the obligation each year. The obligation to repay the $35 million will bear the same interest and mature on the same schedule as the promissory notes issued by NAPICO to the plaintiffs pursuant to the Stipulation of Settlement. Payment of these obligations will be secured by (i) a pledge of 744,681 shares of AIMCO Class A Common Stock owned by Alan I. Casden or an affiliated entity, plus up to 60,000 additional shares for accrued interest, and (ii) cash proceeds of recoveries or settlements that Alan I. Casden or any of his affiliates, or any of the former shareholders of Casden Properties Inc., receive in connection with or related to the litigation (collectively, "Recoveries"). The payment obligations to NAPICO will be required to be prepaid with any Recoveries received. Payment may be made in cash or in shares of AIMCO Class A Common Stock, except payments with respect to Recoveries must be made in cash.

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

On June 28, 2002, the Partnership received approximately $108,000 from the judgment arising from the conclusions of the lawsuit. This amount is shown as gain on legal settlement for the year ended December 31, 2002 on the accompanying statements of operations.

On August 6, 2002, the Partnership received approximately $1,492,000 as its share of the refinancing proceeds of Quivera Limited Partnership. This amount is reported as distribution from limited partnerships recognized as income during the year ended December 31, 2002 as the Partnership's investment in this Limited Partnership was zero.

In March 2002, the local operating general partner of Sheboygan Apartments Limited Partnership brought action against the Partnership and the General Partner alleging that the parties breached the purchase agreement by refusing to close a transaction regarding the sale of the property. The parties consummated a settlement of the action whereby the Partnership diluted a portion of its interest in the Local Limited Partnership (see "Item 7. Financial Statements -
Note 2"). The case was dismissed in August 2002.

One of the Local Limited Partnerships, East Ridge Apartments, filed for bankruptcy in December 2002 in an effort to restructure its debt. The property was lost to foreclosure in June 2003. The Partnership's investment balance in this Local Limited Partnership had previously been reduced to zero so this action has no effect on the Partnership's investment balance on the accompanying balance sheet.

In March 2002, the operating general partner of Michigan Beach Local Limited Partnership reached a settlement with the City of Chicago for repairs to the facade of Michigan Beach Apartments. Rehabilitation work is expected to commence during the third quarter of 2003. Pursuant to the court order, all rehabilitation work must be completed no later than July 2004. The rehabilitation is estimated to cost approximately $790,000. Michigan Beach Local Limited Partnership is requesting an advance from an affiliate of the General Partner to complete this rehabilitation project. See "Item 7. Financial Statements - Note 2" for further discussion.

In addition to the litigation discussed above, the General Partner is involved in various other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the limited partners through the solicitation of proxies or otherwise during the quarter ended December 31, 2002.

                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S   PARTNERSHIP   INTERESTS   AND  RELATED
            PARTNERSHIP MATTERS

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by PaineWebber Incorporated. It is not anticipated that any active public market will develop for the purchase and sale of any Limited Partnership Interests, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited Partnership Interests may not be transferred but can be assigned only if certain requirements in the Partnership Agreement are satisfied. At December 31, 2002, there were 3,685 registered holders of units in NTCI-II. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Partnerships. Distributions have not been made from inception of the Partnership to December 31, 2002.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Liquidity

The Properties in which the Partnership has invested, through its investment in the Local Partnerships, receive one or more forms of assistance from the Federal Government. As a result, the Local Partnership's ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans or advances is generally restricted by these government assistance programs. These restrictions, however, are not expected to impact the Partnership's ability to meet its cash obligations.

Each Partnership acquisition is analyzed by the General Partner with respect to its probable impact upon the Partnership's liquidity position. In this regard, the General Partner takes into account projected cash flow generated from the Local Partnerships, the anticipated debt service requirements of the existing financing and any restructuring or refinancing of the projects, and the division of cash flow in excess of debt service between the Partnership and the local general partner.

Following an acquisition, adverse business or financial developments could negatively impact cash flow and the Partnership's liquidity position. The General Partner may attempt to obtain operating deficit guarantees from certain local general partners to fund operating deficits for limited periods of time. See "Investment Objectives and Policies - Operating Deficit Guarantees" in the Prospectus. In addition, the Local Partnerships are expected to maintain working capital reserves independent of those maintained by the Partnership to the extent that (i) the terms of mortgage debt encumbering the projects or the terms of any government assistance program so require, or (ii) the Local General Partner determines that such reserves are necessary or advisable. Although reserves are to be maintained at both the Partnership and Local Partnership levels, if such reserves and other available income, if any, are insufficient to cover the Partnership's or any Local Partnership's operating expenses and liabilities, it may be necessary to accumulate additional funds from distributions received from Local Partnerships which would otherwise be available for distribution to the Limited Partners, or to liquidate the Partnership's investment in one or more Local Partnerships.

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

Capital Resources

The Partnership raised $72,404,000 from investors by a public offering, the term of which expired on April 22, 1992, that was used for the acquisition of investments in Local Partnerships which own the projects. NTCI-II has made capital contributions to 37 Local Partnerships. The investment in one of the Local Partnerships was sold and one was foreclosed upon in 2001, and one was sold and one was foreclosed upon in 2002. As of December 31, 2002, the Partnership holds limited partner interests in 33 Local Partnerships.

It is not expected that any of the Local Partnerships in which the Partnership invests will generate cash from operations sufficient to provide distributions to the Limited Partners in any material amount. Such cash from operations, if any, would first be used to meet operating expenses of the Partnership. The Partnership's investments will not be readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the projects, the Local Partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner.

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

The Partnership does not have the ability to assess Limited Partners for additional capital contributions to provide capital if needed by the Partnership or Local Partnerships. Accordingly, if circumstances arise that cause the Local Partnerships to require capital in addition to that contributed by the Partnership and any equity of the local general partners, the only sources from which such capital needs will be able to be satisfied (other than the limited reserves available at the Partnership level) will be (i) third-party debt financing (which may not be available if, as expected, the projects owned by the Local Partnerships are already substantially leveraged), (ii) other equity sources (which could adversely affect the Partnership's interest in operating cash flow and/or proceeds of sale or refinancing of the projects which would result in adverse tax consequences to the Limited Partners), or (iii) the sale or disposition of projects. There can be no assurance that any of such sources would be readily available in sufficient proportions to fund the capital requirements of the Local Partnerships. If such sources are not available, the Local Partnerships would risk foreclosure on their projects if they were unable to renegotiate the terms of their first mortgages and any other debt secured by the projects, which would have significant adverse tax consequences to the Limited Partners.

Distributions received from limited partnerships are recognized as a reduction of the investment balance until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

As of December 31, 2002, the Partnership has cash and cash equivalents of $399,000. Substantially all of this cash is on deposit primarily with high credit quality financial institutions, earning interest. This resulted in the Partnership earning approximately $13,000 and $34,000 in interest income for the years ended December 31, 2002 and 2001 respectively. The amount of interest income varies with the market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they rise. The Partnership intends to continue investing available funds in this manner.

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

Results of Operations

The Partnership was formed to provide various benefits to its Limited Partners as discussed in "Item 1. Description of Business". It is not expected that any of the Local Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to Limited Partners in any material amount. The Partnership accounts for its investments in the Local Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Partnerships. The investments in 21 of the 33 Local Partnerships have been reduced to zero as of December 31, 2002.

In general, in order to avoid recapture of Housing Tax Credits, the Partnership does not expect that it will dispose of its Local Partnership Interests or approve the sale by a Local Partnership of any project prior to the end of the applicable 15-year Compliance Period. Because of (i) the nature of the projects,
(ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the inability of the Partnership to directly cause the sale of projects by local general partners, but generally only to require such local general partners to use their respective best efforts to find a purchaser for the projects, it is not possible at this time to predict whether the liquidation of substantially all of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the partnership agreement will be able to be accomplished promptly at the end of the 15-year period. If a Local Partnership is unable to sell a project, it is anticipated that the local general partner will either continue to operate such projects or take such other actions as the local general partner believes to be in the best interest of the Local Partnership. In addition, circumstances beyond the control of the General Partner may occur during the Compliance Period which would require the Partnership to approve the disposition of a project prior to the end of the Compliance Period.

Except for interim investments in highly liquid debt investments, the Partnership's investments are entirely interests in other Local Partnerships owning projects. Funds temporarily not required for such investments in projects are invested in these highly liquid debt investments earning interest income as reflected in the statements of operations. These interim investments can be easily converted to cash to meet obligations as they arise.

The Partnership, as a Limited Partner in the Local Partnerships in which it has invested, is subject to the risks incident to the management and ownership of improved real estate. The Partnership investments are also subject to adverse general economic conditions, and accordingly, the status of the national economy, including substantial unemployment and concurrent inflation, could increase vacancy levels, rental payment defaults, and operating expenses, which in turn, could substantially increase the risk of operating losses for the projects.

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Partnership's profits less the Partnership's share of the Local Partnership's losses and distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships. During the years ended December 31, 2002 and 2001, the Partnership recognized equity in loss of $995,000 and $2,147,000, respectively, from Local Partnerships. During the years ended December 31, 2002 and 2001, the Partnership received $1,729,000 and $1,270,000, respectively, in distributions from Local Partnerships that were recognized as income in the statements of operations since the Partnership's investment in the Local Partnerships has been reduced to zero.

An annual partnership management fee in an amount equal to 0.5% of invested assets, as defined in the Partnership Agreement, is payable to the General Partner. The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of Partnership affairs. Management fees were approximately $636,000 and $737,000 for the years ended December 31, 2002 and 2001, respectively.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $1,844,000 and $642,000 for the years ended December 31, 2002 and 2001, respectively. The increase in 2002 is primarily due to legal fees incurred in settling the lawsuit with the General Partner of Quivira Local Partnership and Sheboygan Apartments Limited Partnership as discussed in "Item 7. Financial Statements - Notes 6 and 8". General and administrative expenses were approximately $178,000 and $136,000 for the years ended December 31, 2002 and 2001, respectively. The increase in general and administrative expenses is due to an increase in insurance expenses.

During the year ended December 31, 2002, an impairment charge of approximately $299,000 was recognized at a Local Partnership, Asheville Equity, due to recurring operating losses. The fair value of the assets was determined via analysis of budgeted future net operating income. The impairment charge had no impact on the Partnership as its investment in Asheville Equity had previously been reduced to zero.

Due to operating deficits, the Wade Walton Limited Partnership which owned a property in Clarksdale, Mississippi had been unable to service its mortgage and the lender commenced foreclosure proceedings. The Limited Partnership commenced bankruptcy proceedings on July 20, 1999 in order to stay the foreclosure sale and reorganize under Chapter 11 of the United States Bankruptcy Code. The bankruptcy court subsequently terminated the automatic stay and a foreclosure sale occurred on May 31, 2002. The Partnership had no investment balance related to this Limited Partnership.

On August 6, 2002, the Partnership received approximately $1,492,000 as its share of the refinancing proceeds of Quivera Limited Partnership. This amount is reported as distribution from limited partnerships recognized as income during the year ended December 31, 2002 as the Partnership's investment in this Local Partnership was zero.

During the year ended December 31, 2002, the Partnership diluted its investment in the Sheboygan Regency House Limited Partnership leaving a 10.9% interest in this Local Partnership. Total proceeds received in connection with the transaction were $247,000. After recognizing approximately $105,000 as a reduction of investment balance, the Partnership's investment balance in Sheboygan Regency House Limited Partnership had been reduced to zero. The remaining proceeds of approximately $144,000 were reported as gain on sale of limited partnership interest on the accompanying statement of operations.

During the year ended December 31, 2002, the Partnership sold its investment in the Cottages of North St. Paul. As the Partnership had no investment balance related to this Local Partnership, the proceeds of approximately $1,616,000 that were received are being reported as gain on sale of limited partnership interest on the accompanying statement of operations.

In November 2002, the General Partner closed a transaction with the Local General Partner of Pineview Terrace for a dilution of the Partner's cash flow, giving the Local General Partner 100% of the cash flow and 50%/50% residual interest in the Pineview Terrace Local Limited Partnership. In return, the General Partner received a distribution of approximately $500,000 from the Local General Partner. Approximately $237,000 of this distribution was recognized as income during the year ended December 31, 2002, while approximately $263,000 was recognized as a reduction of the remaining investment balance in Pineview Terrace Limited Partnership which reduced the balance to zero.

During the year ended December 31, 2002, an impairment charge of $834,000 was recognized with respect to the investment in one Local Partnership, Wedgewood Commons. In June 2003, the Partnership diluted its investment in Wedgewood Commons from 99% to 18.99%. The Partnership realized approximately $81,000 from this dilution, which was less than its current investment value. As a result, the investment balance has been reduced to the estimated fair value of the investment.

During the year ended December 31, 2002, an impairment loss of $790,000 was recognized with respect to the Partnership's investment in a Local Partnership, Michigan Beach. The Local Partnership reached a settlement with the City of Chicago during 2002 to complete necessary repairs to the exterior facade of the building. The total estimated cost to complete this project will be advanced to Michigan Beach by the Partnership. Since the Partnership has no remaining investment balance in Michigan Beach, and recovery of the advance is uncertain, the entire amount of the estimated cost is being recognized as an impairment loss during the year ended December 31, 2002.

During 2001, the Partnership sold its investment in the Cottonwood Limited Partnership. Of the total proceeds, approximately $221,000 was due to the Partnership as of December 31, 2001. This amount was received during the year ended December 31, 2002.

Subsequent to December 31, 2002, the Partnership diluted its investment in the Rancho del Mar Apartments Limited Partnership to 66.4% from 99%. The proceeds received of approximately $1,018,000 were offset against the Partnership's investment balance in the Local Partnership.

Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA") provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

When the HAP Contracts are subject to renewal, there can be no assurance that the Local Partnerships in which the Partnership has an investment will be permitted to restructure its mortgage indebtedness under MAHRAA. In addition, the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA is uncertain.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning July 1, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. At December 31 2002, the Partnership's maximum exposure to loss with regard to unconsolidated partnerships was its recorded investment in these partnerships totaling approximately $9,109,000. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on net earnings, the Partnership cannot make any definitive conclusion until it completes its evaluation.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note 1 - Organization and Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The
Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage of 5% to 99%. Distributions of surplus cash from operations from twelve of the Local Limited Partnerships are restricted by the Local Limited Partnerships' Regulatory Agreements with the United States Department of Housing and Urban Development ("HUD"). These restrictions limit the distribution to a percentage, usually less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. For the other twenty Local Limited Partnerships distributions of surplus cash are not restricted. The Partnerships are allocated profits and losses and receive distributions from refinancings and sales in accordance with the Local Limited Partnerships' partnership agreements. These agreements usually limit the Partnerships' distributions to an amount
substantially   less  than  its  ownership   percentage  in  the  Local  Limited
Partnership.

The individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. See "Note 1 - Organization and Summary of Significant Accounting Policies" for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.

For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.

ITEM 7.     FINANCIAL STATEMENTS

                        National Tax Credit Investors II
                       (a California limited partnership)

      LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young, LLP, Independent Auditors

      Report of Deloitte & Touche, LLP, Independent Public Accountants

      Balance Sheet - December 31, 2002

      Statements of Operations - Years ended December 31, 2002 and 2001

      Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2002 and 2001

      Statements of Cash Flows - Years ended December 31, 2002 and 2001

      Notes to Financial Statements

                         Report of Independent Auditors



The Partners
National Tax Credit Investors II

We have audited the accompanying balance sheet of National Tax Credit Investors II as of December 31, 2002, and the related statements of operations, partners' (deficiency) capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investee information for these limited partnerships is included in Notes 2 and 7. The financial statements of these limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of National Tax Credit Investors II at December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


                                                            /s/Ernst & Young LLP

Greenville, South Carolina
August 22, 2003

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
National Tax Credit Investors II
(A California limited partnership)


We have audited the accompanying statements of operations, partners' (deficiency) capital and cash flows of National Tax Credit Investors II (a California limited partnership)for the year ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The equity in loss of these limited partnerships represents 40 percent of the total net loss of the Partnership for the year ended December 31, 2001 and these limited partnerships represent a substantial portion of the investee information in Note 2. The financial statements of these limited partnerships were audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnership, is based solely on the reports of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of National Tax Credit Investors II for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


/s/DELOITTE & TOUCHE LLP

Los Angeles, California
April 5, 2002


                        NATIONAL TAX CREDIT INVESTORS II

                                  BALANCE SHEET
                                 (in thousands)

                                DECEMBER 31, 2002

                            ASSETS

  Investments in Local Partnerships (Note 2)                                 $ 9,109
  Cash and cash equivalents                                                      399
  Restricted cash (Note 3)                                                       267
       TOTAL ASSETS                                                          $ 9,775

        LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

LIABILITIES:
  Accrued fees and expenses due to affiliates (Note 4)                       $ 1,127
  Accounts payable and accrued expenses                                          152
  Accrued liability to a Local Partnership (Notes 2 & 4)                         790

Contingencies (Note 8)

Partners' (Deficiency) Capital:
  General Partners                                               $ (552)
  Limited Partners                                                 8,258       7,706


       TOTAL LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL                  $ 9,775

                   See Accompanying Notes to Financial Statements

                        NATIONAL TAX CREDIT INVESTORS II

                            STATEMENTS OF OPERATIONS
                    (in thousands, except per interest data)


                                                                Years Ended December 31,
                                                                   2002         2001
Operating Income:
Interest and other income                                          $ 41         $ 35
Gain on legal settlement (Note 6)                                     108           --
      Total operating income                                          149           35

Operating expenses:
  Management fees - partners (Note 4)                                 636          737
  General and administrative (Note 4)                                 178          136
  Legal and accounting                                              1,844          642
      Total operating expenses                                      2,658        1,515

Loss from partnership operations                                   (2,509)      (1,480)

Impairment loss (Note 2)                                           (1,624)          --
Gain on sale of limited partnership interests (Note 2)              1,760          266
Distributions from limited partnerships
  recognized as income (Note 2)                                     1,729        1,270
Equity in loss of Local Partnerships and
  amortization of acquisition costs (Note 2)                         (995)      (2,147)

Net loss                                                          $(1,639)     $(2,091)

  Net loss allocated to general partners (1%)                      $ (16)       $ (21)
  Net loss allocated to limited partners (99%)                     (1,623)      (2,070)

                                                                  $(1,639)
$(2,091)

Net loss per limited partnership interest (Note 1)                $(22.42)     $(28.59)


                   See Accompanying Notes to Financial Statements

                        NATIONAL TAX CREDIT INVESTORS II

               STATEMENTS OF CHANGES IN PARTNERS'(DEFICIENCY) CAPITAL
                                 (in thousands)


                                                     General        Limited
                                                     Partner        Partners        Total

Partners' (deficiency) capital at
  December 31, 2000                                  $ (515)        $11,951        $11,436

Net loss for the year ended December 31, 2001            (21)        (2,070)        (2,091)

Partners' (deficiency) capital at
  December 31, 2001                                     (536)         9,881          9,345

Net loss for the year ended December 31, 2002            (16)        (1,623)        (1,639)

Partners' (deficiency) capital at
  December 31, 2002                                  $ (552)        $ 8,258        $ 7,706

                   See Accompanying Notes to Financial Statements


                        NATIONAL TAX CREDIT INVESTORS II

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                    Years Ended December 31,
                                                                        2002          2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $(1,639)      $(2,091)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Gain on sale of partnership interest                             (1,760)         (266)
      Equity in loss of limited partnerships and
        amortization of acquisition costs                                 995         2,147
      Impairment loss                                                   1,624            --
      (Decrease) increase in accounts payable and
        accrued expenses                                                 (203)          328
      Decrease in accrued fees and expenses
        due to partners                                                (1,418)       (1,171)
         Net cash used in operating activities                         (2,401)       (1,053)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital contributions                                                    --          (447)
  Proceeds from sale of limited partnership interests                   2,084         1,030
  Distributions recognized as a reduction of investment
     balance                                                              374           190
  Increase in restricted cash                                              (2)           (8)
  Advances to limited partnerships                                       (233)           --
         Net cash provided by investing activities                      2,223           765

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from affiliates                                                200            --
  Repayment of advances from affiliates                                  (200)           --
         Net cash provided by (used in) financing activities               --            --

NET DECREASE IN CASH AND CASH EQUIVALENTS                                (178)         (288)
CASH AND CASH EQUIVALENTS, beginning of year                              577           865
CASH AND CASH EQUIVALENTS, end of year                                 $ 399         $ 577

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
  Advances included in accrued liability to a Local Partnership        $ 790          $ --

                   See Accompanying Notes to Financial Statements


                        NATIONAL TAX CREDIT INVESTORS II

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


Note 1 - Organization and Significant Accounting Policies

Organization

National Tax Credit Investors II ("NTCI II" or the "Partnership") is a limited partnership formed under the California Revised Local Partnership Act as of January 12, 1990. The Partnership was formed to invest primarily in other limited partnerships ("Local Partnerships") which own and operate multifamily housing complexes that are eligible for low income housing federal income tax credits (the "Housing Tax Credit"). The general partner of the Partnership is National Partnership Investments Corp. (the "General Partner" or "NAPICO"), a California corporation. On April 23, 1990, the Partnership offered 100,000 Units of Limited Partnership Interests ("Units") at $1,000 per Unit through a public offering managed by Paine Webber Incorporated (the "A Selling Agent"). The Partnership shall continue in full force and effect until December, 31, 2030 unless terminated earlier pursuant to the Partnership Agreement or law.

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, ("AIMCO"), a publicly traded real estate investment trust, and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties, Inc. and its subsidiaries, including 100% of the outstanding capital stock of NAPICO. Prior to March 11, 2002, Casden Properties, Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting common stock of NAPICO prior to March 11, 2002. The special limited partner of the Partnership ("Special Limited Partner") is PaineWebber TC Partners, L.P., a Virginia limited partnership.

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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. The Partnership has its cash and cash equivalents on deposit primarily in one concentration account. Such cash and cash equivalents may be in excess of the FDIC insurance limit.

Method of Accounting for Investment in Local Partnerships

The Partnership's investment in Local Partnerships are accounted for on the equity method. Acquisition, selection and other costs related to the Partnership's investments are capitalized and are being amortized on the straight line method over the estimated lives of the underlying assets, which is generally 30 years.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding during the year. The number of limited partner interests was 72,404 for both years presented.

Impairment of Long-Lived Assets

The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. For the year ended December 31, 2002 impairment losses of $1,624,000 were recognized with respect to the investments in two Local Partnerships. No impairment losses were recognized for the year ended December 31, 2001. See "Note 2" for further information.

Fair Value of Financial Statements

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 110, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments approximate their fair value.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS 131, the Partnership has only one reportable segment.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS 144 effective January 1, 2002. Its adoption did not have a material effect on the financial position or results of operations of the Partnership.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the combined statements of operations in Note 2 have been restated as of January 1, 2001 to reflect the operations of Cottonwood, Wade Walton and Cottages of North St. Paul Local Partnerships as loss from discontinued operations.

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning July 1, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. At December 31, 2002, the Partnership's maximum exposure to loss with regard to unconsolidated partnerships was its recorded investment in these partnerships totaling approximately $9,109,000. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on net earnings, the Partnership cannot make any definitive conclusion until it completes its evaluation.

Note 2 - Investments in Local Partnerships

As of December 31, 2002 the Partnership holds limited partnership interests in 33 Local Limited Partnerships (the "Local Partnerships"), located in 22 different states. As a limited partner of the Local Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their properties (the "Apartment Complexes"). The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

At December 31, 2002, the Local Partnerships own residential projects consisting of 3,325 apartment units.

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

The individual investments are carried at cost plus the Partnership's share of the Local Partnership's profits less the Partnership's share of the Local Partnership's losses, distributions and impairment charges. See "Note 1 - Organization and Significant Accounting Policies" for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.

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

As of December 31, 2002, the investment balance in 21 of the 33 Local Partnerships had been reduced to zero.

The following is a summary of the investments in and advances to Local Partnerships for the year ended December 31, 2002(in thousands):


Balance, beginning of year                          $11,184
Advances to limited partnerships                        233
Impairment loss                                      (1,624)
Equity in losses of limited partnerships               (903)
Distributions recognized as a reduction
  of investment balance                                (374)
Accrued liability to a Local Partnership                790
Amortization of capitalized acquisition
  costs and fees                                        (92)
Sale of partnership interests                       $ (105)

Investments balance, end of year                    $ 9,109

The difference between the investment per the accompanying balance sheets at December 31, 2002 and the equity per the Local Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Partnerships, costs capitalized to the investment account, cumulative distributions recognized as income, the Partnership's recording of capital contributions payable to the Local Partnerships in its investment balance and recognition of impairment losses.

Selected financial information from the combined financial statements of the Local Partnerships at December 31, 2002 for the years ended December 31, 2002 and 2001:

                        CONDENSED COMBINED BALANCE SHEET
                        OF THE LOCAL LIMITED PARTNERSHIPS
                                 (in thousands)

                                                             December 31, 2002
Assets:
  Land                                                            $ 7,244
  Buildings and improvements, net of accumulated
   depreciation of approximately $50,424                           78,085
  Other assets                                                      8,687
      Total assets                                                $94,016

Liabilities and Partners' Capital:
  Liabilities:
  Mortgage notes payable                                          $74,341
  Other liabilities                                                17,375
Partners' Capital:                                                  2,300
Total liabilities and Partners' Capital                           $94,016


                    CONDENSED COMBINED RESULTS OF OPERATIONS
                        OF THE LOCAL LIMITED PARTNERSHIPS
                                 (in thousands)

                                                         Years Ended December 31,
                                                           2002             2001
                                                                       (Restated)(1)
Total revenues                                           $17,633          $17,712

Expenses:
  Interest expense                                         5,345            4,789
  Depreciation and amortization                            4,487            4,524
  Operating expenses                                      10,743           12,362

    Total expenses                                        20,575           21,675

Net loss from continuing operations                       (2,942)          (3,963)

Loss from discontinued operations                             --             (290)

Net loss                                                 $(2,942)         $(4,253)

Net loss allocable to the Partnership                    $(2,568)         $(4,088)

(1) The December 31, 2001 amounts have been restated to reflect the sale of the investment in the Cottages of North St. Paul Limited Partnership and the foreclosure sale of the Wade Walton Limited Partnership.

An affiliate of the General Partner is currently the Local Operating General Partner in certain of the Local Partnerships included above, and another affiliate receives property management fees of approximately 5 percent of gross revenues from certain of the Local Partnerships (See "Note 5 - Transactions with Affiliated Parties").

Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA") provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

When the HAP Contracts are subject to renewal, there can be no assurance that the Local Partnerships in which the Partnership has an investment will be permitted to restructure their mortgage indebtedness under MAHRAA. In addition, the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA is uncertain.

During the year ended December 31, 2002, an impairment charge of approximately $299,000 was recognized at a Local Partnership, Asheville Equity, due to recurring operating losses. The fair value of the assets was determined via analysis of budgeted future net operating income. The impairment charge had no impact on the Partnership as its investment in Asheville Equity had previously been reduced to zero.

Due to operating deficits, the Wade Walton Limited Partnership which owned a property in Clarksdale, Mississippi had been unable to service its mortgage and the lender commenced foreclosure proceedings. The Limited Partnership commenced bankruptcy proceedings on July 20, 1999 in order to stay the foreclosure sale and reorganize under Chapter 11 of the United States Bankruptcy Code. The bankruptcy court subsequently terminated the automatic stay and a foreclosure sale occurred on May 31, 2002. The Partnership had no investment balance related to this Limited Partnership.

On August 6, 2002, the Partnership received approximately $1,492,000 as its share of the refinancing proceeds of Quivera Limited Partnership. This amount is reported as distribution from limited partnerships recognized as income during the year ended December 31, 2002 as the Partnership's investment in this Local Partnership was zero.

During the year ended December 31, 2002, the Partnership diluted its investment in the Sheboygan Regency House Limited Partnership leaving a 10.9% interest in this Local Partnership. Total proceeds received in connection with the transaction were $247,000. After recognizing approximately $105,000 as a reduction of investment balance, the Partnership's investment balance in Sheboygan Regency House Limited Partnership had been reduced to zero. The remaining proceeds of approximately $144,000 were reported as gain on sale of limited partnership interest on the accompanying statement of operations.

During the year ended December 31, 2002, the Partnership sold its investment in the Cottages of North St. Paul. As the Partnership had no investment balance related to this Local Partnership, the proceeds of approximately $1,616,000 that were received are being reported as gain on sale of limited partnership interest on the accompanying statement of operations.

In November 2002, the General Partner closed a transaction with the Local General Partner of Pineview Terrace for a dilution of the Partner's cash flow, giving the Local General Partner 100% of the cash flow and 50% residual interest in the Pineview Terrace Local Limited Partnership. In return, the General Partner received a distribution of approximately $500,000 from the Local General Partner. Approximately $237,000 of this distribution was recognized as income during the year ended December 31, 2002, while approximately $263,000 was recognized as a reduction of the remaining investment balance in Pineview Terrace Limited Partnership which reduced the balance to zero.

During the year ended December 31, 2002, an impairment charge of $834,000 was recognized with respect to the investment in one Local Partnership, Wedgewood Commons. In June 2003, the Partnership diluted its investment in Wedgewood Commons from 99% to 18.99%. The Partnership realized approximately $81,000 from this dilution, which was less than its current investment value. As a result, the investment balance has been reduced to the estimated fair value of the investment.

During the year ended December 31, 2002, an impairment loss of $790,000 was recognized with respect to the Partnership's investment in a Local Partnership, Michigan Beach. The Local Partnership reached a settlement with the City of Chicago during 2002 to complete necessary repairs to the exterior facade of the building. The total estimated cost to complete this project will be advanced to Michigan Beach by the Partnership. Since the Partnership has no remaining investment balance in Michigan Beach, and recovery of the advance is uncertain, the entire amount of the estimated cost is being recognized as an impairment loss during the year ended December 31, 2002.

During 2001, the Partnership sold its investment in the Cottonwood Limited Partnership. Of the total proceeds, approximately $221,000 was due to the Partnership as of December 31, 2001. This amount was received during the year ended December 31, 2002.

Subsequent to December 31, 2002, the Partnership diluted its investment in the Rancho del Mar Apartments Limited Partnership to 66.4% from 99%. The proceeds received of approximately $1,018,000 were offset against the Partnership's investment balance in the Local Partnership.

Note 3 - Restricted Cash

Restricted cash represents funds in escrow to be used to fund operating deficits, if any, of one of the Local Partnerships, as defined in the Limited Partnership Agreement.

Note 4 - Transactions with Affiliated Parties

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner for the following fees:

      (a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner. For the years ended December 31, 2002 and 2001, partnership management fees in the amount of approximately $636,000 and $737,000, respectively, were recorded as an expense. As of December 31, 2002, management fees in the amount of approximately $952,000 were due to the General Partner.

      (b) A property disposition fee is payable to the General Partner in an amount equal to the lesser of (i) one-half of the competitive real estate commission that would have been charged by unaffiliated third parties providing comparable services in the area where the apartment complex is located, or (ii) 3 percent of the sale price received in connection with the sale or disposition of the apartment complex or local partnership interest, but in no event will the property disposition fee and all amounts payable to unaffiliated real estate brokers in connection with any such sale exceed in the aggregate, the lesser of the competitive rate (as described above) or 6 percent of such sale price. Receipt of the property disposition fee will be subordinated to the distribution of sale or refinancing proceeds by the Partnership until the limited partners have received distributions of sale or refinancing proceeds in an aggregate amount equal to (i) their 6 percent priority return for any year not theretofore satisfied (as defined in the partnership agreement) and (ii) an amount equal to the aggregate adjusted investment (as defined in the partnership agreement) of the limited partners. No disposition fees have been paid or accrued.

(c) The Partnership reimburses NAPICO certain expenses. The reimbursement to NAPICO was approximately $63,000 and $65,000 for the years ended December 31, 2002 and 2001, respectively, and is included in general and administrative expenses. As of December 31, 2002, reimbursements of approximately $175,000 were due to the General Partner.

As of December 31, 2002, the fees and expenses due the General Partner exceeded the Partnership's cash. The General Partner, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

NTCI-II or another affiliate of the General Partner is the Local Operating General Partner in ten of the Partnership's 33 Local Partnerships. In addition, NTCI-II is typically either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner is currently managing four properties owned by Local Partnerships. The Local Partnerships pay the affiliate property management fees in the amount of five percent of their gross rental revenues and data processing fees. The amounts paid were approximately $125,000 and $138,000 for the years ended December 31, 2002 and 2001, respectively.

During the year ended December 31, 2002, an affiliate of the General Partner advanced approximately $200,000 to the Partnership for operating expenses. This advance was non-interest bearing and was repaid during the year ended December 31, 2002.

Note 5 - Income Taxes

The Partnership is not taxed on its income. The partners are taxed in their individual capacities based upon their distributive share of the Partnership's taxable income or loss and are allowed the benefits to be derived from off-setting their distributive share of the tax losses against taxable income from other sources subject to passive loss limitations. The taxable income or loss differs from amounts included in the statements of operations because different methods are used in determining the losses of the Local Partnerships as discussed below. The tax loss is allocated to the partner groups in accordance with Section 704(b) of the Internal Revenue Code and therefore is not necessarily proportionate to the interest percentage owned.

A reconciliation follows:

                                                  Years Ended December 31,
                                                     2002            2001
                                                       (in thousands)

Net loss per financial statements                  $(1,639)        $(2,091)
  Other                                             (1,561)         (1,457)
  Gain on foreclosure of Partnership interest       (2,772)         (1,807)
Loss per tax return                                 (5,972)         (5,355)

Loss per limited partnership interest              $(81.55)        $(73.16)

The following is a reconciliation between the Partnership's reported amounts and the federal tax basis of net assets:

                                                   December 31, 2002
                                                     (in thousands)
      Net assets as reported                            $ 7,706
      Add (deduct):
        Deferred offering costs                            9,367
        Investment in Partnerships                       (12,716)
        Other                                              6,902
      Net deficit - federal tax basis                   $ 11,259

Note 6 - Gain on Legal Settlement

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

On June 28, 2002, the Partnership received approximately $108,000 from the judgment arising from the conclusions of the lawsuit. This amount is shown as gain on legal settlement for the year ended December 31, 2002 on the accompanying statements of operations.

On August 6, 2002, the Partnership received approximately $1,492,000 as its share of the refinancing proceeds of Quivera Limited Partnership. This amount is reported as distribution from limited partnerships recognized as income during the year ended December 31, 2002 as the Partnership's investment in this Limited Partnership was zero.

Note 7 - Real Estate and Accumulated Depreciation of Local Limited Partnerships in which NTCI-II has Invested (in thousands)


                                                  Buildings
                                                     And
                                                   Related
                                                  Personal                 Accumulated
        Description         Encumbrances  Land    Property      Total     Depreciation

Ashville Equity (Westview)      (1)      $ 171      $ 637       $ 808         $ 57
Columbus Junction Park          (1)          40        800         840          283
Countryside Place               (1)         470      8,292       8,762        3,387
Eastridge Apts.                 (1)          35        572         607           35
Edgewood Apts.                  (1)         158      3,895       4,053        1,723
Fourth Street                   (1)         242      4,219       4,461        1,672
Germantown Apts.                (1)         210      4,599       4,809        2,095
Great Basin Assoc.              (1)         143      1,413       1,556          402
Grimes Park Apts.               (1)          50        536         586          196
Jamestown Terrace               (1)         298      3,495       3,793        1,040
Jefferson Meadows               (1)          86      4,941       5,027        2,306
Kentucky River                  (1)         149      2,011       2,160          641
Lincoln Grove                   (1)         118      3,907       4,025        1,254
Meadowlakes                     (1)         136      3,924       4,060        1,741
Michigan Beach                  (1)         792      4,672       5,464          520
Nickel River (Wedgewood)        (1)         140      3,049       3,189        1,034
Norwalk Park Apts.              (1)          51        483         534          188
Oakview Apts.                   (1)          81      3,620       3,701        1,403
Palm Springs View Apts.         (1)         901      6,744       7,645        2,464
Pam Apts.                       (1)          50      2,652       2,702        1,771
Parkwood Landing                (1)         720      9,226       9,946        3,996
Pensacola Affordable            (1)         252      1,847       2,099          794
Pineview Terrace                (1)          82      3,241       3,323          993
Quivira Place                   (1)         100     13,113      13,213        5,612
Rancho del Mar                  (1)          75      8,088       8,163        2,899
Salem Park Apts.                (1)         204      4,282       4,486        2,132
Sheboygan                       (1)          47      2,575       2,622        1,189
Sitka III (Spruce Grove)        (1)          42      1,463       1,505          651
Soldotna (Northwood Senior)     (1)          59      1,890       1,949          577
Torres de Plata II              (1)         158      3,845       4,003        1,735
Villa Real                      (1)         905      6,468       7,373        2,416
Virginia Park Meadows           (1)          78      4,946       5,024        2,294
Westbridge Apts.                (1)         201      3,064       3,265          924
Total                                    $7,244   $128,509    $135,753       $50,424

(1) See "Item 1. Description of Business" for details.

(3) Reconciliation of real estate

                                                      Years Ended December 31,
                                                         2002           2001

                                                           (in thousands)
Balance at beginning of period                         $145,578       $152,554
Retirements during the period                              (374)          (268)
Disposals of rental properties                           (9,152)        (5,780)
Impairment losses on rental properties                     (299)          (928)
Balance at end of period                               $135,753       $145,578

        Reconciliation of accumulated depreciation

                                                      Years Ended December 31,
                                                         2002           2001

                                                           (in thousands)
Balance at beginning of period                          $50,268       $47,881
Depreciation expense for the period                       4,395         4,207
Disposals of rental properties                           (4,239)       (1,820)
Balance at end of period                                $50,424       $50,268

Note 8 - Contingencies

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the corporate general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other defendants. The complaint alleged that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and violated securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs sought equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a rescission of the transfer of partnership interests and an accounting.

In November 2002, the jury returned special verdicts against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty. In addition, the jury awarded the plaintiffs punitive damages against NAPICO of approximately $92.5 million. On April 29, 2003, the Court entered judgment against NAPICO and certain other defendants in the amount of $25.2 million for violations of securities laws and against NAPICO for $67.3 million for breaches of fiduciary duty, both amounts plus interest of $25.6 million, and for punitive damages against NAPICO in the amount of $2.6 million.

On May 30, 2003, NAPICO and certain other defendants entered into a memorandum of understanding with the plaintiff class and their counsel relating to the settlement of the litigation.

On August 11, 2003, NAPICO and certain other defendants entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. On August 25, 2003, the court granted preliminary approval of the Stipulation of Settlement. Pursuant to the Stipulation of Settlement, within two days after receiving the court's preliminary approval of the proposed settlement, Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, caused $29 million to be deposited into an escrow account for the benefit of the Plaintiffs. The Stipulation of Settlement remains subject to the final approval of the court, as well as the approval of the Plaintiffs. Upon final court approval, approval by the Plaintiffs and the lapse of any time to appeal the court approval of the settlement, the following shall occur:

1. Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, will transfer to an agent for the Plaintiffs shares of common stock ("Class A Common Stock") of AIMCO owned by certain affiliates of Alan I. Casden with an aggregate market value of $19 million, subject to certain transfer restrictions, or at Alan I. Casden's option, $19 million in cash.

2. NAPICO will issue an aggregate of $35 million in promissory notes for the benefit of the Plaintiffs. An aggregate of $7 million of notes are to be repaid each year. The notes will bear interest based on applicable rates of U.S. Treasury bills with similar maturities. The notes will be guaranteed by AIMCO Properties, L.P., an affiliate of AIMCO.

3. The parties to the Stipulation of Settlement will release each other and related parties from any and all claims associated with the litigation and the Plaintiffs' investment in the partnerships that were the subject of the litigation.

4. The $29 million in the escrow account established by Alan I. Casden will be released to the Plaintiffs.

Pursuant to the Stipulation of Settlement, upon final approval of the settlement by the court, the parties shall jointly request that a new judgment be entered in the litigation that will, among other things, expunge the judgment originally entered against NAPICO and the other defendants on April 29, 2003.

On August 12, 2003, in connection with the proposed settlement pursuant to the Stipulation of Settlement, NAPICO and AIMCO executed a Settlement Agreement (the "Settlement Agreement") with the prior shareholders of Casden Properties Inc. The principal terms of the Settlement Agreement include:

1. That NAPICO will voluntarily discontinue the action it commenced on May 13, 2003 against the former shareholders of Casden Properties Inc. and other indemnitors in AIMCO's March 2002 acquisition of Casden Properties Inc. (the "Casden Merger").

2. That Alan I. Casden and certain related entities will resolve certain pending claims for indemnification made by NAPICO, AIMCO and their affiliates. These claims include indemnification related to the litigation and certain other matters in connection with the Casden Merger.

3. AIMCO, or an affiliate, will deposit $25 million of the $29 million that Alan I. Casden is responsible for depositing into the escrow account for the benefit of the Plaintiffs pursuant to the terms of the Stipulation of Settlement. In connection with this deposit by AIMCO, The Casden Company will transfer to AIMCO 531,915 shares of AIMCO Class A Common Stock owned by The Casden Company, which shares are to be held in escrow by AIMCO until final approval of the Stipulation of Settlement by the court and the Plaintiffs. Upon such approval, AIMCO will become the owner of the 531,915 shares. If final approval by the court and the Plaintiffs is not obtained, the $25 million deposited by AIMCO into the escrow account will be returned to AIMCO and AIMCO will return to The Casden Company the 531,915 shares. On August 25, 2003, AIMCO caused the $25 million to be deposited in the escrow account for the benefit of the Plaintiffs and received in return from The Casden Company and Alan I. Casden the 531,915 shares to be held in escrow as indicated.

4. The Casden Company will promise to pay an aggregate amount of $35 million on a secured, nonrecourse basis to NAPICO. The Casden Company will be obligated to repay an aggregate of $7 million of the obligation each year. The obligation to repay the $35 million will bear the same interest and mature on the same schedule as the promissory notes issued by NAPICO to the plaintiffs pursuant to the Stipulation of Settlement. Payment of these obligations will be secured by (i) a pledge of 744,681 shares of AIMCO Class A Common Stock owned by Alan I. Casden or an affiliated entity, plus up to 60,000 additional shares for accrued interest, and (ii) cash proceeds of recoveries or settlements that Alan I. Casden or any of his affiliates, or any of the former shareholders of Casden Properties Inc., receive in connection with or related to the litigation (collectively, "Recoveries"). The payment obligations to NAPICO will be required to be prepaid with any Recoveries received. Payment may be made in cash or in shares of AIMCO Class A Common Stock, except payments with respect to Recoveries must be made in cash.

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

On June 28, 2002, the Partnership received approximately $108,000 from the judgment arising from the conclusions of the lawsuit. This amount is shown as gain on legal settlement for the year ended December 31, 2002 on the accompanying statements of operations.

On August 6, 2002, the Partnership received approximately $1,492,000 as its share of the refinancing proceeds of Quivera Limited Partnership. This amount is reported as distribution from limited partnerships recognized as income during the year ended December 31, 2002 as the Partnership's investment in this Limited Partnership was zero.

In March 2002, the local operating general partner of Sheboygan Apartments Limited Partnership brought action against the Partnership and the General Partner alleging that the parties breached the purchase agreement by refusing to close a transaction regarding the sale of the property. The parties consummated a settlement of the action whereby the Partnership diluted a portion of its interest in the Local Limited Partnership (see "Item 7. Financial Statements -
Note 2"). The case was dismissed in August 2002.

One of the Local Limited Partnerships, East Ridge Apartments, filed for bankruptcy in December 2002 in an effort to restructure its debt. The property was lost to foreclosure in June 2003. The Partnership's investment balance in this Local Limited Partnership had previously been reduced to zero so this action has no effect on the Partnership's investment balance on the accompanying balance sheet.

In March 2002, the operating general partner of Michigan Beach Local Limited Partnership reached a settlement with the City of Chicago for repairs to the facade of Michigan Beach Apartments. Rehabilitation work is expected to commence during the third quarter of 2003. Pursuant to the court order, all rehabilitation work must be completed no later than July 2004. The rehabilitation is estimated to cost approximately $790,000. Michigan Beach Local Limited Partnership is requesting an advance from an affiliate of the General Partner to complete this rehabilitation project. See "Item 7. Financial Statements - Note 2" for further discussion.

In addition to the litigation discussed above, the General Partner is involved in various other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Effective  August 29,  2002,  the  Registrant  dismissed  its prior  Independent
Auditors, Deloitte & Touche LLP and retained as its new Independent Auditors, Ernst & Young LLP. Deloitte & Touche LLP's Independent Auditors' Report on the Registrant's financial statements for the calendar year ended December 31, 2001 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the General Partner's director. During the calendar year ended 2001 and through August 29, 2002, there were no disagreements between the Registrant and Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

Effective August 29, 2002, the Registrant engaged Ernst & Young LLP as its Independent Auditors. During the last two calendar years and through August 29, 2002, the Registrant did not consult Ernst & Young LLP regarding any of the matters or events set forth in Item 304 (a)(2)(i) and (ii) of Regulation S-B.

                                    PART III.

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

National Tax Credit Investors II (the "Partnership" or the "Registrant") has no directors. The general partner responsible for conducting the business of the Partnership is National Partnership Investments Corp a California Corporation ("NAPICO" or the "General Partner").

The names and ages of, as well as the positions and offices held by, the present directors and executive officers of NAPICO are set forth below: The General Partner manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. There are no family relationships between or among any directors or officers.

Peter K. Kompaniez              58    Director
David R. Robertson              37    President, Chief Executive Officer
                                        and Director
Michael J. Hornbrook            48    Executive Vice President and Chief
                                        Operating Officer
Jeffrey H. Sussman              37    Senior Vice President, General
                                        Counsel and Secretary
Brian H. Shuman                 40    Senior Vice President and Chief
                                        Financial Officer

Peter K. Kompaniez has been a Director of NAPICO since April 1, 2000. Mr. Kompaniez has been Vice Chairman of the Board of Directors of Apartment Investment and Management Company ("AIMCO") since July 1994 and was appointed President of AIMCO in July 1997.

David R. Robertson has been President, Chief Executive Officer and a Director of NAPICO since October 2002. Mr. Robertson is also Executive Vice President of AIMCO and is responsible for property operations, asset management and transaction activities within AIMCO Capital's portfolio of affordable properties. Prior to joining AIMCO, Mr. Robertson was a member of the investment banking group at Smith Barney from 1991 to 1996, where he was responsible for real estate investment banking transactions in the western United States, and was part of the Smith Barney team that managed AIMCO's initial public offering in 1994. From February 1996 until February 2002, when Mr. Robertson joined AIMCO, he was the Chairman and Chief Executive Officer of Robeks Corporation, a privately held chain of specialty food stores.

Michael J. Hornbrook has been Executive Vice President of NAPICO since January 2002 and became Chief Operating Officer of NAPICO in April 2002. Mr. Hornbrook is also Senior Vice President of AIMCO and is responsible for tax credit placement activities and transactions involving properties in AIMCO's affordable housing portfolio located in the western United States. Prior to January 2002, Mr. Hornbrook was a partner in the law firm of McGuire Woods LLP in the firm's Chicago office and specialized in the area of real estate law with a particular focus on affordable housing and tax credits. Mr. Hornbrook was the Chairman of the firm's Affordable Housing Group.

Jeffrey H. Sussman is Senior Vice President, General Counsel and Secretary, having joined NAPICO in 1998. Mr. Sussman is responsible for the legal affairs of NAPICO and its affiliates. Prior to joining NAPICO in April 1998, Mr. Sussman was an associate with the law firm of Rus, Miliband, Williams & Smith in Irvine, California. His practice emphasized real estate finance and insolvency law and included the representation of borrowers, lenders, and court-appointed trustees in matters involving apartment complexes, retail centers and hotels.

Brian H. Shuman is Senior Vice President and Chief Financial Officer, having joined NAPICO in 2000. Mr. Shuman is responsible for the financial affairs of NAPICO, as well as the limited partnerships sponsored by it. From 1996 until joining NAPICO in August 2000, Mr. Shuman was Vice President - Finance for Preferred Health Management Inc., the largest provider of worker compensation diagnostic imaging services in California formed in 1996, and was responsible for establishing and managing the accounting, billing, collection, treasury and financial reporting departments. From 1994 to 1996, Mr. Shuman was the Controller for DVI Business Credit Corporation, which provides asset based lending to a wide range of health concerns.

The executive officers and directors of the General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and directors of the General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of
significant  judgments,   and  the  clarity  of  disclosures  in  the  financial
statements.

The executive officers and directors of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles generally accepted in the United States and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and directors of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and directors of the General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were annual audit services of approximately $29,000 and non-audit services (principally tax-related) of approximately $26,000.

ITEM 10.    EXECUTIVE COMPENSATION

Neither the director nor the officers received any remuneration from the Registrant for the year ended December 31, 2002.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) The General Partner owns all of the outstanding general partnership interests of NTCI II. No person or entity was known by the Registrant to own of record or beneficially more than 5% of the Limited Partnership Interests of the Registrant as of December 31, 2002.

(b) None of the officers or directors of the Corporate General Partner own directly or beneficially any limited partnership interests in NTCI II.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner for the following fees:

(a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner. For the years ended December 31, 2002 and 2001, partnership management fees in the amount of approximately $636,000 and $737,000, respectively, were recorded as an expense. As of December 31, 2002, management fees in the amount of approximately $952,000 were due to the General Partner.

(b) A property disposition fee is payable to the General Partner in an amount equal to the lesser of (i) one-half of the competitive real estate commission that would have been charged by unaffiliated third parties providing comparable services in the area where the apartment complex is located, or (ii) 3 percent of the sale price received in connection with the sale or disposition of the apartment complex or local partnership interest, but in no event will the property disposition fee and all amounts payable to unaffiliated real estate brokers in connection with any such sale exceed in the aggregate, the lesser of the competitive rate (as described above) or 6 percent of such sale price. Receipt of the property disposition fee will be subordinated to the distribution of sale or refinancing proceeds by the Partnership until the limited partners have received distributions of sale or refinancing proceeds in an aggregate amount equal to (i) their 6 percent priority return for any year not theretofore satisfied (as defined in the partnership agreement) and (ii) an amount equal to the aggregate adjusted investment (as defined in the partnership agreement) of the limited partners. No disposition fees have been paid or accrued.

(c) The Partnership reimburses NAPICO certain expenses. The reimbursement to NAPICO was approximately $63,000 and $65,000 for the years ended December 31, 2002 and 2001, respectively, and is included in general and administrative expenses. As of December 31, 2002, reimbursements of approximately $175,000 were due to the General Partner.

As of December 31, 2002, the fees and expenses due the General Partner exceeded the Partnership's cash. The partners, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

NTCI-II or another affiliate of the General Partner is the Local Operating General Partner in ten of the Partnership's 33 Local Partnerships. In addition, NTCI-II is typically either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner is currently managing four properties owned by Local Partnerships. The Local Partnerships pay the affiliate property management fees in the amount of three to six percent of their gross rental revenues and data processing fees. The amounts paid were approximately $125,000 and $138,000 for the years ended December 31, 2002 and 2001, respectively.

During the year ended December 31, 2002, an affiliate of the General Partner advanced approximately $200,000 to the Partnership for operating expenses. This advance was non-interest bearing and was repaid during the year ended December 31, 2002.

During the year ended December 31, 2002, an impairment loss of $790,000 was recognized with respect to the Partnership's investment in a Local Partnership, Michigan Beach. The Local Partnership reached a settlement with the City of Chicago during 2002 to complete necessary repairs to the exterior facade of the building. The total estimated cost to complete this project will be advanced to Michigan Beach by the Partnership. Since the Partnership has no remaining investment balance in Michigan Beach, and recovery of the advance is uncertain, the entire amount of the estimated cost is being recognized as an impairment loss during the year ended December 31, 2002.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

      a) Exhibits:

            Exhibit 3, Partnership Agreement (herein incorporated by reference to the Partnership's Form S-11 Registration No. 33-27658)

            Exhibit 16.1 Letter dated August 29, 2002, from Deloitte & Touche LLP filed as an exhibit to the Registrant's Current Report on Form 8-K dated August 29, 2002, and incorporated herein by reference.

            Exhibit 99, Certification of  Chief  Executive   Officer  and  Chief
            Financial Officer.

            Exhibit 99.1, Independent Auditors' Report for Columbus Junction
                 Park, Limited Partnership

            Exhibit 99.2, Independent Auditors' Report for Grimes Park
                Apartments, L.P.

            Exhibit 99.3, Independent Auditors' Report for Jamestown Terrace

            Exhibit 99.4, Independent Auditors' Report for Jefferson Meadows Limited Dividend Housing Assoc.

            Exhibit 99.5, Independent Auditors' Report for Kentucky River Apartments, Ltd.

            Exhibit 99.6, Independent Auditors' Report for Wynnefield Lincoln
                Grove Limited Partnership

            Exhibit 99.7,Independent Auditors' Report for Michigan Beach Limited Partnership

            Exhibit 99.8, Independent Auditors' Report for Norwalk Park
                Apartments, L. P.

            Exhibit 99.9, Independent Auditors' Report for Oak View Spartanburg Associates, L. P.

            Exhibit 99.10, Independent Auditors' Report for Palm Springs View Apartments, Ltd.

            Exhibit 99.11, Independent Auditors' Report for Pampa Partnership Limited

            Exhibit 99.12,Independent Auditors' Report for Huntsville Properties
                 Limited Partnership (Parkwood Landing)

            Exhibit 99.13, Independent Auditors' Report for Northwestern
                Partners, Ltd. (Pensacola Affordable)

            Exhibit 99.14, Independent Auditors' Report for Torres Del Plata II Limited Partnership

            Exhibit 99.15, Independent Auditors' Report for Villa Real Limited Partnership

            Exhibit 99.16, Independent Auditors' Report for Virginia Park
                Meadows Limited Dividend Housing A.

            Exhibit 99.17, Independent Auditors' Report for Nickel River
                Investment

            Exhibit 99.18, Independent Auditors' Report for Pen-Hill-Co Limited Partnership (Westbridge Apartments)

            Exhibit 99.19, Independent Auditors' Report for Ashville Equity
                Limited Partnership (Westview)

            Exhibit 99.20, Independent Auditors' Report for Pineview Terrace I
                Limited Partnership

         b) Reports on Form 8-K filed during the quarter ended December 31, 2002:

            None.

ITEM 14.    CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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


                                    NATIONAL TAX CREDIT INVESTORS II
                                    (a California limited partnership)


                                    By:   National Partnership Investments Corp.
                                          General Partner

                                    By:   /s/Peter K. Kompaniez
                                          Peter K. Kompaniez
                                          Director

                                    By:   /s/David R. Robertson
                                          David R. Robertson
                                          President and Chief Executive Officer
                                          and Director

                                    By:   /s/Brian H. Shuman
                                          Brian H. Shuman
                                          Senior Vice President and
                                          Chief Financial Officer

                                    Date: September 22, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Peter K. Kompaniez     Director                      Date: September 22, 2003
Peter K. Kompaniez


/s/David R. Robertson     President, Chief Executive    Date: September 22, 2003
David R. Robertson        Officer and Director


/s/Brian H. Shuman        Senior Vice President         Date: September 22, 2003
Brian H. Shuman           and Chief Financial Officer


                                  CERTIFICATION


I, David R. Robertson, certify that:


1. I have reviewed this annual report on Form 10-KSB of National Tax Credit Investors II;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  September 22, 2003

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




                                  CERTIFICATION


I, Brian H. Shuman, certify that:


1. I have reviewed this annual report on Form 10-KSB of National Tax Credit Investors II;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  September 22, 2003

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

                        NATIONAL TAX CREDIT INVESTORS II
                                  EXHIBIT INDEX


Exhibit     Description of Exhibit



   3        Partnership   Agreement   (herein   incorporated  by  reference  to
            the Partnership's Form S-11 Registration No. 33-27658)

   99      Certification of Chief Executive Officer and Chief Financial Officer.

   99.1 Independent Auditor's Report for Columbus Junction Park, Limited Partnership

   99.2     Independent Auditor's Report for Grimes Park Apartments, L.P.

   99.3     Independent Auditor's Report for Jamestown Terrace

   99.4 Independent Auditor's Report for Jefferson Meadows Limited Dividend Housing Assoc.

   99.5     Independent Auditor's Report for Kentucky River Apartments, Ltd.

   99.6 Independent Auditor's Report for Wynnefield Lincoln Grove Limited Partnership

   99.7     Independent Auditor's Report for Michigan Beach Limited Partnership

   99.8     Independent Auditor's Report for Norwalk Park Apartments, L. P.

   99.9     Independent Auditor's Report for Oak View Spartanburg Associates,
            L. P.

   99.10    Independent Auditor's Report for Palm Springs View Apartments, Ltd.

   99.11    Independent Auditor's Report for Pampa Partnership Limited

   99.12 Independent Auditor's Report for Huntsville Properties Limited Partnership (Parkwood Landing)

   99.13 Independent Auditor's Report for Northwestern Partners, Ltd. (Pensacola Affordable)

   99.14    Independent Auditor's Report for Torres Del Plata II Limited
              Partnership

   99.15    Independent Auditor's Report for Villa Real Limited Partnership

   99.16    Independent Auditor's Report for Virginia Park Meadows Limited
              Dividend Housing A.

   99.17    Independent Auditor's Report for Nickel River Investment

   99.18 Independent Auditor's Report for Pen-Hill-Co Limited Partnership (Westbridge Apartments)

   99.19 Independent Auditor's Report for Ashville Equity Limited Partnership (Westview)

   99.20    Independent Auditor's Report for Pineview Terrace I Limited
                Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of National Tax Credit Investors II (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  September 22, 2003


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  September 22, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.


Exhibit 99.1

Independent Auditor's Report

To the Partners
Columbus Junction Park, Limited Partnership
Beverly Hills, California

We have audited the accompanying balance sheets of Columbus Junction Park, Limited Partnership as of December 31, 2002 and 2001, and the related statements of income, partners' (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used in significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Columbus Junction Park, Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/McGladrey & Pullen, CPA
Des Moines Iowa
January 22, 2002

Exhibit 99.2

Independent Auditor's Report

To the Partners
Grimes Park, Limited Partnership
Beverly Hills, California

We have audited the accompanying balance sheets of Grimes Park, Limited Partnership as of December 31, 2002 and 2001, and the related statements of income, partners' (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used in significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Grimes Park, Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/McGladrey & Pullen, CPA
Des Moines Iowa
January 22, 2002

Exhibit 99.3

Independent Auditor's Report

To the Partners
Jamestown Terrace, a California Limited Partnership

We have audited the accompanying balance sheets of Jamestown Terrace, Recd Project No. 04-055-0363605470, as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used in significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Jamestown Terrace as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Accounting Standards, we have also issued reports dated January 17, 2003 on our consideration of the Partnership's internal control and on our tests of its compliance with laws, regulations, contracts and grants. These reports are an integral part of the audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of the audit.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 17 through 21 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements taken as a whole.

/s/Rockoff, Harlan, Rasof, Ltd. CPA
January 17, 2003
January 22, 2002

Exhibit 99.4

Independent Auditor's Report



To the Partners
Jefferson Meadows Limited Dividend
Housing Association Limited Partnership

We have audited the  accompanying  balance  sheet of Jefferson  Meadows  Limited
Dividend Housing Association Limited Partnership (a Michigan limited partnership), MSHDA Development No. 848, as of December 31, 2002, 2001, and 2000, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jefferson Meadows Limited Dividend Housing Association Limited Partnership, MSHDA Development No. 848, as of December 31, 2002, 2001, and 2000, and the results of its operations, changes in partners' equity (deficit), and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 9, 2003, on our consideration of Jefferson Meadows Limited Dividend Housing Association Limited Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. The report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.



                                                         /s/Plante & Moran, PLLC

January 9, 2003


Exhibit 99.5

Independent Auditors Report

To the Partners
Kentucky River Apartments, Ltd.
A Kentucky Limited Partnership

I have audited the accompanying balance sheet of Kentucky River Apartments, Ltd, a Kentucky Limited Partnership, as of December 31, 2002 and 2001, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with auditing standards generally accepted in the United Sates of America. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kentucky River Apartments, Ltd., a Kentucky Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended in conformity with accounting principles generally accepting in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on 10 and 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Donald W. Causey, CPA, P.C.
Gadsden, Alabama
February, 17, 2003


Exhibit 99.6

Independent Auditors' Report


To the Partners
Wynnefield Lincoln Grove Limited Partnership


      We have audited the accompanying balance sheet of Wynnefield Lincoln Grove Limited Partnership as of December 31, 2002, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wynnefield Lincoln Grove Limited Partnership as of December 31, 2002, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

      In accordance with Government Auditing Standards, we have also issued a report dated January 14, 2003 on our consideration of Wynnefield Lincoln Grove Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.






                                                 /s/Reznick Fedder & Silverman
Charlotte, North Carolina
January 14, 2003


Exhibit 99.7

Independent Auditors' Report

To the Partners
Michigan Beach Limited Partnership

We have audited the accompanying balance sheets of Michigan Beach Limited Partnership (a limited partnership), FHA Project No. 071_94030 (the "Partnership"), as of December 31, 2002 and 2001 and the related statements of operations, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Michigan Beach Limited Partnership as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 8, 2003 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional financial data (shown on pages 14 through 16) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Altschuler, Melvoin and Glasser LLP

Los Angeles, California
February 8, 2003

Michigan Beach Limited Partnership
FHA Project No. 071_94030


Exhibit 99.8

Independent Auditor's Report

To the Partners
Norwalk Park, Limited Partnership
Beverly Hills, California

We have audited the accompanying balance sheets of Norwalk Park, Limited Partnership as of December 31, 2002 and 2001, and the related statements of income, partners' (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used in significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Norwalk Park, Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/McGladrey & Pullen, CPA
Des Moines Iowa
January 22, 2002


Exhibit 99.9

Independent Auditors' Report



To the Partners
Oak View Spartanburg Associates, L.P.
(A South Carolina Limited Partnership)
Spartanburg, South Carolina


We have audited the accompanying balance sheets of Oak View Spartanburg Associates, L.P. (A South Carolina Limited Partnership) as of December 31, 2002 and 2001, and the related statements of operations and changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oak View Spartanburg Associates, L.P. (A South Carolina Limited Partnership) as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                                     /s/Norman, Johnson & Co, PA
Spartanburg, South Carolina
February 5, 2003


Exhibit 99.10

Independent Auditors' Report

To the Partners
Palm Springs View Apartments, Ltd.

We have audited the accompanying balance sheets of Palm Springs View Apartments, Ltd. (a limited partnership), FHA Project No. 143_94002_PM (the "Partnership"), as of December 31, 2002 and 2001 and the related statements of operations, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Palm Springs View Apartments, Ltd. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated March 10, 2003 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional financial data (shown on pages 13 through 15) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Altschuler, Melvoin and Glasser LLP

Los Angeles, California
March 10, 2003

Palm Springs View Apartments, Ltd.
FHA Project No. 143_94002_PM


Exhibit 99.11

January 20, 2003

The Partners
Pampa Partnership Limited
Houston, Texas

We have audited the accompanying Balance Sheets of Pampa Partnership Limited as of December 31, 2002 and 2001, and the related Statements of Operations, Changes in Partners' Capital (Deficit), and Cash Flows for each of the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pampa Partnership Limited as of December 31, 2002 and 2001 and the results of its operations and cash flows for each of the years ended December 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/Weinstein Spira & Company, P.C.


Exhibit 99.12

                          Independent Auditors' Report

To the Partners
Huntsville Properties, L.P.


We have audited the accompanying balance sheet of Huntsville Properties, L.P.(a Georgia limited partnership), as of December 31, 2002,and the related statements of operations, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Huntsville Properties, L.P., as of December 31, 2002, and the results of its operations, changes in partners' equity (deficit), and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has not been subjected to the auditing procedures applied in the audit of the basic financial statements, and accordingly, we express no opinion on it.

/s/Habif, Arogeti & Wynne LLP

February 19, 2003


Exhibit 99.13

Independent Auditor's Report



Northwestern Partners, Ltd.
c/o Mr. James Reeves
Operating General Partner
730 Bayfront Parkway, Suite 4B
Pensacola, Florida 32501


I have audited the accompanying general purpose financial statements of Northwestern Partners, Ltd. (a Florida limited partnership) as of December 31, 2002, as listed in the Table of Contents. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall general purpose financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the general purpose financial statements referred to above present fairly, in all material respects, the financial position of Northwestern Partners, Ltd. as of December 31, 2002, and the results of its operations, the changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.




/s/Tom E. Brewster
CERTIFIED PUBLIC ACCOUNTANT
Pensacola, Florida
March 16, 2003


Exhibit 99.14

                Independent Auditors' Report On Financial Statements



Partners
Torres del Plata II Limited Partnership


     We have audited the accompanying balance sheets of Torres del Plata II Limited Partnership as of December 31, 2002 and 2001, and the related statements of operations, partners' equity(deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States, and the US Department of Agriculture, Farmers Home Administration Audit Program Handbook, issued in the December 1989. Those standards and the audit program require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Torres del Plata II Limited Partnership, as of December 31, 2002 and 2001, and the results of its operations, the changes in partners' equity (deficiency) and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

     In accordance with Government Auditing Standards, we have also issued reports dated January 14, 2003, on our consideration of the Partnership's internal control and on our tests on its compliance with certain provisions of laws, regulations, contracts, loan covenants and agreements. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.



/s/Torres Llompart, Sanchez Ruiz & Co.

January 14, 2003
License No. 169
San Juan, Puerto Rico


Exhibit 99.15

Independent Auditors' Report
To the Partners
Villa Real Limited Partnership

We have audited the accompanying balance sheets of Villa Real Limited Partnership (a New Mexico limited partnership) as of December 31, 2002 and 2001 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Villa Real Limited Partnership as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.


/s/Altschuler, Melvoin and Glasser LLP
Los Angeles, California
February 11, 2003

Exhibit 99.16

                          Independent Auditor's Report



To the Partners
Virginia Park Meadows Limited Dividend
Housing Association Limited Partnership


We have audited the accompanying balance sheet of Virginia Park Meadows Limited Dividend Housing Association Limited Partnership (a Michigan limited partnership), MSHDA Development No. 849, as of December 31, 2002, 2001, and 2000, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Virginia Park Meadows Limited Dividend Housing Association Limited Partnership, MSHDA Development No. 849, as of December 31, 2002, 2001, and 2000, and the results of its operations, changes in partners' equity (deficit), and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 9, 2003 on our consideration of Virginia Park Meadows Limited Dividend Housing Association Limited Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. The report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/Plante & Moran

January 9, 2003


Exhibit 99.17

Independent Auditor's Report



To the Partners
Nickel River Investment, A Wisconsin
 Limited Partnership


We have audited the accompanying balance sheets of Nickel River Investment, A Wisconsin Limited Partnership as of December 31, 2002, 2001, and 2000, and the related statements of operations and changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nickel River Investment, A Wisconsin Limited Partnership as of December 31, 2002, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on page 12 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




                                                /s/Stienessen, Schlegel & Co LLC
                                                   Certified Public Accountants

January 15, 2003


Exhibit 99.18

Independent Auditors' Report



To the Partners
Pen-Hill-Co Limited Partnership
Columbia, South Carolina


We have audited the accompanying balance sheets of Pen-Hill-Co Limited Partnership, as of December 31, 2002 and 2001, and the related statements of income, change in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pen-Hill-Co Limited
Partnership, as of December 31, 2002 and 2001, and the results of its operations, changes in partners capital and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied to the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 20, 2003 on our consideration of Pen-Hill-Co Limited Partnership's internal control and reports dated January 20, 2003 on its compliance with specific requirements applicable to major HUD programs and Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.






                                                 /s/DuRant, Schraibman & Lindsay
January 20, 2003


Exhibit 99.19

To the Partners
Ashville Equity Limited Partnership

We have audited the accompanying balance sheet of Ashville Equity Limited Partnership as of December 31, 2002 and the related statements of operations, changes in partners' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. an audit included examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

in our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Ashville Equity Limited Partnership as of December 31, 2002 and the results of its operations and its cash flows for the year ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming the Partnership will continue as a going concern. As discussed in Note 6 to the financial statements, the Partnership's recurring losses raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Altschuler, Melvoin and Glasser LLP
Los Angeles, California
March 14, 2003

Exhibit 99.20



                          Independent Auditor's Report




To The Partners
Pineview Terrace I, L.P.

We have audited the accompanying Balance Sheets of Pineview Terrace I, L.P. (a Texas Limited Partnership) as of December 31, 2002 and 2001, and the related statements of income, partners' equity/(deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pineview Terrace I, L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Dickey, Wolf & Humbard, LLC
Dickey, Wolf & Humbard, LLC
Certified Public Accountants

Harrisonville, MO
January 23, 2003