Form 10QSB
period 2003-03-31
NATIONAL TAX CREDIT INVESTORS II
filed 2003-09-22
CIK 859921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2003


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


                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                        NATIONAL TAX CREDIT INVESTORS II

                                  BALANCE SHEET

                                 MARCH 31, 2003
                                 (in thousands)
                                   (Unaudited)



                          ASSETS

Investments in limited partnerships (Note 2)                                  $ 8,873
Cash and cash equivalents                                                          48
Restricted cash (Note 3)                                                          267

     Total assets                                                             $ 9,188

      LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
   Accrued fees and expenses due to partners (Note 4)                          $ 982
   Accounts payable and accrued expenses                                          168
   Accrued liability to a Local Partnership (Note 2)                              790

                                                                                1,940
Commitments and Contingencies (Note 5)

Partners' (deficiency) capital:
   General partner                                                (556)
   Limited partners                                              7,804          7,248

     Total liabilities and partners' (deficiency) capital                     $ 9,188


     The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II

                            STATEMENTS OF OPERATIONS

                    (in thousands, except per interest data)
                                   (Unaudited)



                                                                    Three Months Ended
                                                                         March 31,
                                                                    2003          2002
REVENUES:
  Interest and other income                                         $ --           $ 2
     Total operating income                                             --             2

operating Expenses:
  Management fees - partners (Note 4)                                  154           167
  General and administrative (Note 4)                                    3            38
  Legal and accounting                                                  64           306
     Total operating expenses                                          221           511

Loss from Partnership operations                                      (221)         (509)

Gain on disposal of investment in limited partnership (Note 2)           5            --
Distributions from limited partnerships recognized as income
  (Note 2)                                                              28            --
Equity in loss of limited partnerships and amortization of
  acquisition costs (Note 2)                                          (270)         (326)

Net loss                                                           $ (458)       $ (835)

Net loss allocated to general partner (1%)                          $ (5)         $ (8)
Net loss allocated to limited partners (99%)                          (453)         (827)

                                                                   $ (458)       $ (835)

Net loss per limited partnership interest (Note 1)                 $ (6.26)      $(11.42)

     The accompanying notes are an integral part of these financial statements.


                        NATIONAL TAX CREDIT INVESTORS II

               STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

                                   (Unaudited)
                                 (in thousands)



                                        General          Limited
                                        Partner          Partners          Total

Partnership interests                                     72,404

Partners' (deficiency) capital,         $ (552)          $ 8,258          $ 7,706
  December 31, 2002

Net loss for the three months
  ended March 31, 2003                      (4)             (454)            (458)

Partners' (deficiency) capital,
  March 31, 2003                        $ (556)          $ 7,804          $ 7,248

     The accompanying notes are an integral part of these financial statements.


                        NATIONAL TAX CREDIT INVESTORS II

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)



                                                                       Three Months Ended
                                                                           March 31,
                                                                      2003            2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $ (458)         $ (835)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Equity in loss of limited partnerships and amortization
      of acquisition costs                                              270             326
     Gain on disposal of investment in limited partnership               (5)             --
     Changes in accounts:
      Other assets                                                       --             221
      Bank overdraft                                                     --             157
      Accounts payable and accrued expenses                              16            (297)
      Accrued fees due to partners                                     (145)           (196)
         Net cash used in operating activities                         (322)           (604)

Cash flows from investing activities:
  Distributions from limited partnerships recognized as a
   reduction of investment balance                                       24              68
  Advances to properties                                                (58)             --
  Proceeds from disposal of investment in limited partnership             5              --
  Capital contributions                                                  --             (40)
  Decrease in restricted cash                                            --              (1)
         Net cash used in investing activities                          (29)            (27)


NET DECREASE IN CASH AND CASH EQUIVALENTS                              (351)           (577)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          399             577

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 48            $ --

     The accompanying notes are an integral part of these financial statements.


                        NATIONAL TAX CREDIT INVESTORS II

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                 MARCH 31, 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements. Accordingly, the unaudited financial statements included herein should be reviewed in conjunction with the unaudited financial statements and related notes thereto contained in the annual report for the fiscal year ended December 31, 2002 prepared by National Tax Credit Investors II (the "Partnership" or "Registrant"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership as of March 31, 2003 and the results of operations and changes in cash flows for the three months ended March 31, 2003 and 2002, respectively.

Organization

The Partnership, formed under the California Revised Limited Partnership Act, was organized on January 12, 1990. The Partnership was formed to invest primarily in other limited partnerships which own or lease and operate multifamily housing complexes that are eligible for low-income housing tax credits or, in certain cases, historic rehabilitation tax credits ("Tax Credits"). The general partner of the Partnership (the "General Partner") is National Partnership Investments Corp. ("NAPICO"), a California corporation.

The General Partner has a one percent interest in operating profits and losses of the Partnership. The limited partners will be allocated the remaining 99 percent interest in proportion to their respective investments. The general partner of the Partnership is National Partnership Investments Corp. ("NAPICO" or the "General Partner").

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

Method of Accounting for Investment in Local Partnerships

The Partnership's investment in Local Partnerships are accounted for using the equity method. Acquisition, selection and other costs related to the Partnership's investments are capitalized and are being amortized by the straight line method over the estimated lives of the underlying assets, which is generally 30 years.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding during the period. The number of limited partner interests was 72,404 for the three month periods ended March 31, 2003 and 2002.

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

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. At March 31, 2003, the Partnership's maximum exposure to loss with regard to unconsolidated partnerships was its recorded investment in these partnerships totaling approximately $8,873,000. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on net earnings, the Partnership cannot make any definitive conclusion until it completes its evaluation.

NOTE 2 - INVESTMENTS IN LOCAL PARTNERSHIPS

As of March 31, 2003 the Partnership holds limited partnership interests in 33 Local Limited Partnerships (the "Local Partnerships"), located in 22 different states. As a limited partner of the Local Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their properties (the "Apartment Complexes"). The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

At March 31, 2003, the Local Partnerships own residential projects consisting of 3,325 apartment units.

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

As of March 31, 2003, the investment balance in 21 of the 33 Local Partnerships had been reduced to zero.

The following is a summary of the investments in and advances to Local Partnerships for the three months ended March 31, 2003 (in thousands):

Balance, beginning of year                          $ 9,109
Advances to limited partnerships                         58
Equity in losses of limited partnerships               (250)
Distributions recognized as a reduction
  of investment balance                                 (24)
Amortization of capitalized acquisition
  costs and fees                                        (20)

Investments balance at March 31, 2003               $ 8,873

The following are unaudited combined estimated statements of operations for the three months ended March 31, 2003 and 2002 for the Local Partnerships in which the Partnership has investments (in thousands).

                               Three Months Ended
                                    March 31,
                              2003           2002
                                         (Restated)(1)
Revenues
  Rental and other          $ 4,408         $ 4,428

Expenses
  Depreciation                1,123           1,130
  Interest                    1,325           1,197
  Operating                   2,785           3,091

                              5,233           5,418

Net loss                     $ (825)        $ (990)

(1) The March 31, 2002 amounts have been restated to reflect the sale of the investments in the Cottages of North St. Paul Limited Partnership and the foreclosure sale of the Wade Walton Limited Partnership.

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

During the year ended December 31, 2002, the Partnership sold its investment in the Cottages of North St. Paul. As the Partnership had no investment balance related to this Local Partnership, the proceeds of approximately $5,000 and $1,616,000 that were received during the three months ended March 31, 2003 and the year ended December 31, 2002, respectively, were reported as gain on disposal of investment in limited partnership.

During the year ended December 31, 2002, an impairment loss of $790,000 was recognized with respect to the Partnership's investment in a Local Partnership, Michigan Beach. The Local Partnership reached a settlement with the City of Chicago during 2002 to complete necessary repairs to the exterior facade of the building. The total estimated cost to complete this project will be advanced to Michigan Beach by the Partnership. Since the Partnership has no remaining investment balance in Michigan Beach, and recovery of the advance is uncertain, the entire amount of the estimated cost was recognized as an impairment loss during the year ended December 31, 2002 and a liability for the advance to the Local Partnership is reflected on the accompanying balance sheet. During September 2003, approximately $151,000 was advanced to the Local Partnership.

During 2001, the Partnership sold its investment in the Cottonwood Limited Partnership. Of the total proceeds, approximately $221,000 was due to the Partnership as of December 31, 2001. This amount was received during the three months ended March 31, 2002.

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

During 2001, the Partnership and an affiliated partnership filed a suit against several parties for breach of fiduciary duties and breach of the partnership agreements of Quivira Limited Partnership, in which the Partnership has invested, and another Limited Partnership in which the affiliated partnership is invested. The property in each respective Limited Partnership had been refinanced during 2001; however, the proceeds from the refinancing were being held by the Quivira Limited Partnership instead of being distributed.

During the year ended December 31, 2002, the Partnership received approximately $108,000 from one of the parties involved in this legal action as part of a settlement agreement. Approximately $1,492,000 of its share of the refinancing proceeds of Quivira Limited Partnership were received during August 2002.

During the year ended December 31, 2002, the Partnership diluted its investment in the Sheboygan Regency House Limited Partnership leaving a 10.9% interest in this Local Partnership. The Partnership's investment in Sheboygan Regency House Limited Partnership has been reduced to zero.

Subsequent to March 31, 2003, the Partnership diluted its investment in Rancho Del Mar Limited Partnership from 99% to 66.4%. The proceeds received for this dilution of approximately $1,019,000 reduced the Partnership's investment balance in this Local Partnership.

Subsequent to March 31, 2003, the Partnership diluted its investment in Wedgewood Commons Limited Partnership from 99% to 18.99%. The proceeds of approximately $81,000 for this dilution were received subsequent to June 30, 2003 and reduced the Partnership's investment balance in this Local Partnership.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner for the following fees:

(a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner. For the three months ended March 31, 2003 and 2002, partnership management fees in the amount of approximately $154,000 and $167,000, respectively, were recorded as an expense. As of March 31, 2003, management fees in the amount of approximately $807,000 were due to the General Partner.

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

(c) The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $16,000 for the three months ended March 31, 2002, and is included in general and administrative expenses. There were no reimbursements during the three months ended March 31, 2003. As of March 31, 2003, approximately $175,000 of reimbursements were due to the General Partner.

As of March 31, 2003, the fees and expenses due the General Partner exceeded the Partnership's cash. The partners, during the remainder of the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

NTC-II or another affiliate of the General Partner is the Local Operating General Partner in ten of the Partnership's 33 Local Partnerships. In addition, NTC-II is typically either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner is currently managing four properties owned by Local Partnerships. The Local Partnerships pay the affiliate property management fees in the amount of five percent of their gross rental revenues and data processing fees. The amounts paid were approximately $36,000 and $35,000 for the three months ended March 31, 2003 and 2002, respectively.

NOTE 5 - CONTINGENCIES

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

During 2001, the Partnership and an affiliated partnership filed a suit against several parties for breach of fiduciary duties and breach of the partnership agreements of Quivira Limited Partnership, in which the Partnership has invested, and another Limited Partnership in which the affiliated partnership is invested. The property in each respective Limited Partnership had been refinanced during 2001; however, the proceeds from the refinancing were being held within the Quivira Limited Partnership instead of being distributed.

During the year ended December 31, 2002, the Partnership received approximately $108,000 from one of the parties involved in this legal action as part of a settlement agreement. Approximately $1,492,000 of its share of the refinancing proceeds of Quivira Limited Partnership were received during August 2002.

During the year ended December 31, 2002, the Partnership diluted its investment in the Sheboygan Regency House Limited Partnership leaving a 10.9% interest in this Local Partnership. The Partnership's investment in Sheboygan Regency House Limited Partnership has been reduced to zero.

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

During the year ended December 31, 2002, an impairment loss of $790,000 was recognized with respect to the Partnership's investment in a Local Partnership, Michigan Beach. The Local Partnership reached a settlement with the City of Chicago during 2002 to complete necessary repairs to the exterior facade of the building. The total estimated cost to complete this project will be advanced to Michigan Beach by the Partnership. Since the Partnership has no remaining investment balance in Michigan Beach, and recovery of the advance is uncertain, the entire amount of the estimated cost was recognized as an impairment loss during the year ended December 31, 2002 and a liability for the advance to the Local Partnership is reflected on the accompanying balance sheet. During September 2003, approximately $151,000 was advanced to the Local Partnership.

In addition to the litigation discussed above, the General Partner is involved in various other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

As of March 31, 2003, the Partnership has cash and cash equivalents of approximately $48,000. Substantially all of this cash is on deposit primarily with high credit quality financial institutions, earning interest. This resulted in the Partnership earning approximately $2,000 in interest income for the three months ended March 31, 2002. Interest income earned during the three months ended March 31, 2003 was less than $1,000. The decrease in interest is primarily due to decreased average cash balances in interest bearing accounts. The amount of interest income varies with the market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

Results of Operations

The Partnership was formed to provide various benefits to its Limited Partners. It is not expected that any of the Local Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to Limited Partners in any material amount. The Partnership accounts for its investments in the Local Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Partnerships. The investments in 21 of the 33 Local Partnerships have been reduced to zero as of March 31, 2003.

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

A recurring partnership expense is the annual management fee. The fee is payable to the General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets. The management fee is paid to the General Partner for its continuing management of the Partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $154,000 and $167,000 for the three months ended March 31, 2003 and 2002, respectively.

Operating  expenses,  exclusive  of the  management  fee,  consist  of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $64,000 and $306,000 for the three months ended March 31, 2003 and 2002, respectively. The decrease in 2003 is primarily due to legal fees incurred during 2002 related to the lawsuits with the General Partners of Quivira Local Partnership and Sheboygan Apartments Limited Partnership. General and administrative expenses were approximately $3,000 and $38,000 for the three months ended March 31, 2003 and 2002, respectively. The decrease in general and administrative expenses is due to a decrease in reimbursements to NAPICO for expenses and reduced costs to communicate with investors.

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

During the year ended December 31, 2002, the Partnership sold its investment in the Cottages of North St. Paul. As the Partnership had no investment balance related to this Local Partnership, the proceeds of approximately $5,000 and $1,616,000 that were received during the three months ended March 31, 2003 and the year ended December 31, 2002, respectively, were reported as gain on disposal of investment in limited partnership.

During the year ended December 31, 2002, an impairment loss of $790,000 was recognized with respect to the Partnership's investment in a Local Partnership, Michigan Beach. The Local Partnership reached a settlement with the City of Chicago during 2002 to complete necessary repairs to the exterior facade of the building. The total estimated cost to complete this project will be advanced to Michigan Beach by the Partnership. Since the Partnership has no remaining investment balance in Michigan Beach, and recovery of the advance is uncertain, the entire amount of the estimated cost was recognized as an impairment loss during the year ended December 31, 2002 and a liability for the advance to the Local Partnership is reflected on the accompanying balance sheet. During September 2003, approximately $151,000 was advanced to the Local Partnership.

Subsequent to March 31, 2003, the Partnership diluted its investment in Rancho Del Mar Limited Partnership from 99% to 66.4%. The proceeds received for this dilution of approximately $1,019,000 reduced the Partnership's investment balance in this Local Partnership.

Subsequent to March 31, 2003, the Partnership diluted its investment in Wedgewood Commons Limited Partnership from 99% to 18.99%. The proceeds of approximately $81,000 for this dilution were received subsequent to June 30, 2003 and reduced the Partnership's investment balance in this Local Partnership.

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

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. At March 31, 2003, the Partnership's maximum exposure to loss with regard to unconsolidated partnerships was its recorded investment in these partnerships totaling approximately $8,873,000. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on net earnings, the Partnership cannot make any definitive conclusion until it completes its evaluation.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The
Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage of 5% to 99%. Distributions of surplus cash from operations from twelve of the Local Limited Partnerships are restricted by the Local Limited Partnerships' Regulatory Agreements with the United States Department of Housing and Urban Development ("HUD"). These restrictions limit the distribution to 8% of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. For the other twenty Local Limited Partnerships distributions of surplus cash are not restricted. The Partnerships are allocated profits and losses and receive distributions from refinancings and sales in accordance with the Local Limited Partnerships' partnership agreements. These agreements usually limit the Partnerships' distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

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

ITEM 3.     CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Class Action

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

During 2001, the Partnership and an affiliated partnership filed a suit against several parties for breach of fiduciary duties and breach of the partnership agreements of Quivira Limited Partnership, in which the Partnership has invested, and another Limited Partnership in which the affiliated partnership is invested. The property in each respective Limited Partnership had been refinanced during 2001; however, the proceeds from the refinancing were being held within the Quivira Limited Partnership instead of being distributed.

During the year ended December 31, 2002, the Partnership received approximately $108,000 from one of the parties involved in this legal action as part of a settlement agreement. Approximately $1,492,000 of its share of the refinancing proceeds of Quivira Limited Partnership were received during August 2002.

During the year ended December 31, 2002, the Partnership diluted its investment in the Sheboygan Regency House Limited Partnership leaving a 10.9% interest in this Local Partnership. The Partnership's investment in Sheboygan Regency House Limited Partnership has been reduced to zero.

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

During the year ended December 31, 2002, an impairment loss of $790,000 was recognized with respect to the Partnership's investment in a Local Partnership, Michigan Beach. The Local Partnership reached a settlement with the City of Chicago during 2002 to complete necessary repairs to the exterior facade of the building. The total estimated cost to complete this project will be advanced to Michigan Beach by the Partnership. Since the Partnership has no remaining investment balance in Michigan Beach, and recovery of the advance is uncertain, the entire amount of the estimated cost was recognized as an impairment loss during the year ended December 31, 2002 and a liability for the advance to the Local Partnership is reflected on the accompanying balance sheet. During September 2003, approximately $151,000 was advanced to the Local Partnership.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

                  Exhibit 3, Partnership Agreement (herein incorporated by reference to the Partnership's Form S-11 Registration No. 33-27658)

                  Exhibit 99, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K filed during the quarter ended March 31, 2003:

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


                                    NATIONAL TAX CREDIT INVESTORS II
                                    (a California limited partnership)


                                    By:   National Partnership Investments Corp.
                                          General Partner


                                    By:   /s/David R. Robertson
                                          David R. Robertson
                                          President and Chief Executive Officer


                                    By:   /s/Brian H. Shuman
                                          Brian H. Shuman
                                          Senior Vice President and
                                          Chief Financial Officer


                                    Date: September 22, 2003

                                  CERTIFICATION


I, David R. Robertson, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of National Tax Credit Investors II;


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


                                  CERTIFICATION


I, Brian H. Shuman, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of National Tax Credit Investors II;


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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Tax Credit Investors II (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

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