Form 10QSB
period 2003-06-30
NATIONAL TAX CREDIT INVESTORS II
filed 2003-09-22
CIK 859921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarterly period ended June 30, 2003


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


                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                        NATIONAL TAX CREDIT INVESTORS II

                                  BALANCE SHEET

                                  JUNE 30, 2003
                                 (in thousands)
                                   (Unaudited)



                            ASSETS

Investments in limited partnerships (Note 2)                                    $ 7,797
Cash and cash equivalents                                                           118
Other assets (Note 2)                                                                81

        Total assets                                                            $ 7,996

        LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
   Accrued fees and expenses due to partners (Note 3)                             $ 92
   Accounts payable and accrued expenses                                            158
   Accrued liability to a local partnership                                         790

Contingencies (Note 5)

Partners' (deficiency) capital:
   General partner                                                 $ (560)
   Limited partners                                                 7,516         6,956

        Total liabilities and partners' (deficiency) capital                    $ 7,996

     The accompanying notes are an integral part of these financial statements.


                        NATIONAL TAX CREDIT INVESTORS II

                            STATEMENTS OF OPERATIONS

                    (in thousands, except per interest data)
                                   (Unaudited)



                                                    Three Months Ended       Six Months Ended
                                                         June 30,                June 30,
                                                    2003         2002        2003        2002
operating income:
  Gain on legal settlement (Note 2)                 $ --        $ 108        $ --        $ 108
  Interest and other income                             14           3           14           4
    Total operating income                              14         111           14         112

OPERATING EXPENSES:
  Management fees - partners (Note 3)                  156         167          310         334
  General and administrative (Note 3)                   36          59           39          97
  Legal and accounting                                 149         213          213         519
    Total operating expenses                           341         439          562         950

Loss from Partnership operations                      (327)       (328)        (548)       (838)

Gain on sale of limited partnership
  interest (Note 2)                                     --       1,616            5       1,616
Distributions from limited partnerships
  recognized as income (Note 2)                          8          --           36          --
Equity in income (loss) of limited
  partnerships and amortization of acquisition
    costs (Note 2)                                      27        (233)        (243)       (559)

Net (loss) income                                  $ (292)     $ 1,055      $ (750)      $ 219

Net (loss) income allocated to general
  partners (1%)                                     $ (3)        $ 11        $ (8)        $ 2
Net (loss) income allocated to limited
  partners (99%)                                      (289)      1,044         (742)        217

                                                   $ (292)     $ 1,055      $ (750)      $ 219
Net (loss) income per limited partnership
  interest (Note 1)                                $ (3.99)    $ 14.42      $(10.25)    $ 3.00

     The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II

               STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

                                 (in thousands)
                                   (Unaudited)



                                        General          Limited
                                        Partner          Partners          Total

Partnership Interests                                     72,404

Partners' (deficiency) capital,         $ (552)          $ 8,258          $ 7,706
  December 31, 2002

Net loss for the six months
  ended June 30, 2003                       (8)             (742)            (750)

Partners' (deficiency) capital,
  June 30, 2003                         $ (560)          $ 7,516          $ 6,956

     The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II

                            STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                   (Unaudited)



                                                                        Six Months Ended
                                                                            June 30,
                                                                      2003            2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                  $ (750)         $ 219
  Adjustments to reconcile net (loss) income to net cash
   used in operating activities:
     Equity in loss of limited partnerships and amortization
      of acquisition costs                                              243             559
     Gain on sale of limited partnership interests                       (5)         (1,616)
     Change in accounts:
      Accounts payable and accrued expenses                               6            (124)
      Accrued fees due to partners                                   (1,035)         (1,151)
         Net cash used in operating activities                       (1,541)         (2,113)

Cash flows from investing activities:
  Distributions from local partnerships recognized as a
   return of capital                                                     34              88
  Proceeds from sale of local partnership interests                       5           1,837
  Advances to local partnerships                                        (65)            (72)
  Proceeds from dilution of interest in local partnership             1,019              --
  Increase (decrease) in restricted cash                                267              (2)
         Net cash provided by investing activities                    1,260           1,851

Cash flows PROVIDED BY FINANCING activities:
  Advances from affiliate                                               790             200
  Repayment of advance from affiliate                                  (790)             --
         Net cash provided by financing activities                       --             200

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (281)            (62)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          399             577

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 118           $ 515

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
  Dilution proceeds included in other assets                          $ 81            $ --

     The accompanying notes are an integral part of these financial statements.


                        NATIONAL TAX CREDIT INVESTORS II

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2003


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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership as of June 30, 2003 and the results of operations and changes in cash flows for the three and six months ended June 30, 2003 and 2002, respectively.

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

Net (Loss) Income Per Limited Partnership Interest

Net (loss) income per limited partnership interest was computed by dividing the limited partners' share of net (loss) income by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partner interests was 72,404 at both June 30, 2003 and 2002.

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

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. At June 30, 2003, the Partnership's maximum exposure to loss with regard to unconsolidated partnerships was its recorded investment in these partnerships totaling approximately $7,797,000. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on net earnings, the Partnership cannot make any definitive conclusion until it completes its evaluation.

NOTE 2 - INVESTMENTS IN LOCAL PARTNERSHIPS

As of June 30, 2003 the Partnership holds limited partnership interests in 32 Local Limited Partnerships (the "Local Partnerships"), located in 21 different states. As a limited partner of the Local Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their properties (the "Apartment Complexes"). The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

At June 30, 2003, the Local Partnerships own residential projects consisting of 3,277 apartment units.

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

As of June 30, 2003, the investment balance in 20 of the 32 Local Partnerships had been reduced to zero.

The following is a summary of the investments in and advances to Local Partnerships for the six months ended June 30, 2003 (in thousands):

Balance, beginning of year                          $ 9,109
Dilution of interest                                 (1,100)
Advances to local partnerships                           65
Equity in losses of local partnerships                 (203)
Distributions recognized as a reduction
  of investment balance                                 (34)
Amortization of capitalized acquisition
  costs and fees                                        (40)

Investments balance at June 30, 2003                $ 7,797

The following are unaudited combined estimated statements of operations for the three and six months ended June 30, 2003 and 2002 for the Local Partnerships in which the Partnership has investments (in thousands).


                                    Three Months Ended          Six Months Ended
                                         June 30,                    June 30
                                     2003         2002        2003          2002
                                               (Restated)               (Restated)(1)
Revenues
  Rental and other                 $ 4,433      $ 4,358      $ 8,841       $ 8,786

Expenses
  Depreciation                       1,082        1,122        2,205         2,252
  Interest                           1,223        1,151        2,548         2,348
  Operating                          2,667        2,542        5,452         5,633

                                     4,972        4,815       10,205        10,233
Net loss from continuing
  operations                          (539)        (457)      (1,364)       (1,457)
Net loss from discontinued
  operations                            --         (605)          --          (679)

Net loss                            $ (539)     $(1,062)     $(1,364)      $(2,126)

(1) The June 30, 2002 amounts have been restated to reflect the sale of the investments in the Cottages of North St. Paul Limited Partnership and the foreclosure sale of Wade Walton Limited Partnership in 2002 and the loss to foreclosure of Eastridge Limited Partnership in 2003.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying condensed combined results of operations have been restated as of January 1, 2002 to reflect the operations of Wade Walton Limited Partnership, Cottages of North St. Paul Limited Partnership and Eastridge Limited Partnership as loss from discontinued operations.

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

During the six months ended June 30, 2002, the Partnership sold its investment in the Cottages of North St. Paul. As the Partnership had no investment balance related to this Local Partnership, the proceeds of approximately $5,000 and $1,616,000 that were received during the six months ended June 30, 2003 and 2002, respectively, were reported as gain on sale of limited partnership interest.

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

During the six months ended June 30, 2002, the Partnership received approximately $108,000 from one of the parties involved in this legal action as part of a settlement agreement. Approximately $1,492,000 of its share of the refinancing proceeds of Quivira Limited Partnership were received during August 2002.

During the year ended December 31, 2002, the Partnership diluted its investment in the Sheboygan Regency House Limited Partnership leaving a 10.9% interest in this Local Partnership. The Partnership's investment in Sheboygan Regency House Limited Partnership has been reduced to zero.

During the six months ended June 30, 2003, the Partnership diluted its investment in Rancho Del Mar Limited Partnership from 99% to 66.4%. The proceeds received for this dilution of approximately $1,019,000 reduced the Partnership's investment balance in this Local Partnership.

During the six months ended June 30, 2003, the Partnership diluted its investment in Wedgewood Commons Limited Partnership from 99% to 18.99%. The proceeds of approximately $81,000 for this dilution were received subsequent to June 30, 2003 and reduced the Partnership's investment balance in this Local Partnership.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner for the following fees:

(a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner. For the six months ended June 30, 2003 and 2002, partnership management fees in the amount of approximately $310,000 and $334,000, respectively, were recorded as an expense. As of June 30, 2003, management fees of approximately $92,000 were due to the General Partner.

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

(c) The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $30,000 and $33,000 for the six months ended June 30, 2003 and 2002, respectively, and is included in general and administrative expenses. As of June 30, 2003, approximately $92,000 of reimbursements were due to the General Partner.

NTCI-II or another affiliate of the General Partner is the Local Operating General Partner in ten of the Partnership's 32 Local Partnerships. In addition, NTCI-II is typically either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner managed four and three properties owned by Local Partnerships during the six months ended June 30, 2003 and 2002, respectively. The Local Partnerships pay the affiliate property management fees in the amount of five percent of their gross rental revenues and data processing fees. The amounts paid were approximately $121,000 and $74,000 for the six months ended June 30, 2003 and 2002, respectively.

NOTE 4 - CONTINGENCIES

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

As of June 30, 2003, the Partnership has cash and cash equivalents of approximately $118,000. Substantially all of this cash is on deposit primarily with high credit quality financial institutions, earning interest. This resulted in the Partnership earning approximately $3,000 and $4,000 in interest income for the six months ended June 30, 2003 and 2002, respectively. The amount of interest income varies with the market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they rise. The Partnership intends to continue investing available funds in this manner.

Results of Operations

The Partnership was formed to provide various benefits to its Limited Partners. It is not expected that any of the Local Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to Limited Partners in any material amount. The Partnership accounts for its investments in the Local Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Partnerships. The investments in 20 of the 32 Local Partnerships have been reduced to zero as of June 30, 2003.

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

A recurring partnership expense is the annual management fee. The fee is payable to the General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets. The management fee is paid to the General Partner for its continuing management of the Partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $310,000 and $334,000 for the six months ended June 30, 2003 and 2002, respectively.

Operating  expenses,  exclusive  of the  management  fee,  consist  of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $213,000 and $519,000 for the six months ended June 30, 2003 and 2002, respectively. The decrease is primarily due to legal fees incurred during 2002 related to the lawsuits with the General Partners of Quivira Local Partnership and Sheboygan Apartments Limited Partnership. General and administrative expenses were approximately $39,000 and $97,000 for the six months ended June 30, 2003 and 2002, respectively. The decrease in general and administrative expenses is primarily due to a decrease in reimbursements to NAPICO for expenses and reduced costs to communicate with investors.

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

During the six months ended June 30, 2002, the Partnership sold its investment in the Cottages of North St. Paul. As the Partnership had no investment balance related to this Local Partnership, the proceeds of approximately $5,000 and $1,616,000 that were received during the six months ended June 30, 2003 and 2002, respectively, were reported as gain on sale of limited partnership interest.

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

During the six months ended June 30, 2002, the Partnership received approximately $108,000 from one of the parties involved in this legal action as part of a settlement agreement. Approximately $1,492,000 of its share of the refinancing proceeds of Quivira Limited Partnership were received during August 2002.

During the year ended December 31, 2002, the Partnership diluted its investment in the Sheboygan Regency House Limited Partnership leaving a 10.9% interest in this Local Partnership. The Partnership's investment in Sheboygan Regency House Limited Partnership has been reduced to zero.

During the six months ended June 30, 2003, the Partnership diluted its investment in Rancho Del Mar Limited Partnership from 99% to 66.4%. The proceeds received for this dilution of approximately $1,019,000 reduced the Partnership's investment balance in this Local Partnership.

During the six months ended June 30, 2003, the Partnership diluted its investment in Wedgewood Commons Limited Partnership from 99% to 18.99%. The proceeds of approximately $81,000 for this dilution were received subsequent to June 30, 2003 and reduced the Partnership's investment balance in this Local Partnership.

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

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. At June 30, 2003, the Partnership's maximum exposure to loss with regard to unconsolidated partnerships was its recorded investment in these partnerships totaling approximately $7,797,000. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on net earnings, the Partnership cannot make any definitive conclusion until it completes its evaluation.

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

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The
Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage of 5% to 99%. Distributions of surplus cash from operations from twelve of the Local Limited Partnerships are restricted by the Local Limited Partnerships' Regulatory Agreements with the United States Department of Housing and Urban Development ("HUD"). These restrictions limit the distribution to a percentage, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. For the other twenty Local Limited Partnerships distributions of surplus cash are not restricted. The Partnerships are allocated profits and losses and receive distributions from refinancings and sales in accordance with the Local Limited Partnerships' partnership agreements. These agreements usually limit the Partnerships' distributions to an amount
substantially   less  than  its  ownership   percentage  in  the  Local  Limited
Partnership.

The individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. See "Item 7. Financial Statements - Note 1 - Organization and Summary of Significant Accounting Policies" for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

                  Exhibit 3, Partnership Agreement (herein incorporated by reference to the Partnership's Form S-11 Registration No. 33-27658)

                  Exhibit 31.1, Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 31.2, Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2003:

                  Current Report on Form 8-K dated April 30, 2003 and filed with the Securities and Exchange Commission on April 30, 2003 disclosing the initial judgment entered against NAPICO as the Corporate General Partner of the Partnership.

                  Current Report on Form 8-K dated May 30, 2003 and filed with the Securities and Exchange Commission on June 2, 2003 disclosing the initial memorandum of understanding relating to a settlement of the litigation against NAPICO as the Corporate General Partner of the Partnership.

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

Exhibit 31.1


                                  CERTIFICATION


I, David R. Robertson, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of National Tax Credit Investors II;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

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

Exhibit 31.2


                                  CERTIFICATION


I, Brian H. Shuman, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of National Tax Credit Investors II;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Tax Credit Investors II (the "Partnership"), for the quarterly period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

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


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  September 22, 2003


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  September 22, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.