Form 10QSB
period 2003-09-30
NATIONAL TAX CREDIT INVESTORS II
filed 2003-11-14
CIK 859921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended September 30, 2003


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

                         PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements



                        NATIONAL TAX CREDIT INVESTORS II

                                  BALANCE SHEET

                               SEPTEMBER 30, 2003
                                 (in thousands)
                                   (Unaudited)

                            ASSETS

Investments in limited partnerships (Note 2)                                    $ 7,815
Cash and cash equivalents                                                           144

        Total assets                                                            $ 7,959

        LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
   Accrued fees and expenses due to partners (Note 3)                            $ 247
   Accounts payable and accrued expenses                                             81
   Accrued liability to a local partnership (Note 2)                                440
   Due to General Partner (Note 3)                                                  351

Contingencies (Note 4)

Partners' (deficiency) capital:
   General partner                                                 $ (561)
   Limited partners                                                 7,401         6,840

        Total liabilities and partners' (deficiency) capital                    $ 7,959

     The accompanying notes are an integral part of these financial statements.


                        NATIONAL TAX CREDIT INVESTORS II

                            STATEMENTS OF OPERATIONS

                    (in thousands, except per interest data)
                                   (Unaudited)


                                                    Three Months Ended       Nine Months Ended
                                                      September 30,            September 30,
                                                     2003        2002        2003        2002
OPERATING INCOME:
  Gain on legal settlement (Note 2)                  $ --        $ --        $ --        $ 108
  Interest and other income                              2            5          16           9
    Total operating income                               2            5          16         117

OPERATING EXPENSES:
  Management fees - partners (Note 3)                  155          167         465         501
  General and administrative (Note 3)                   20           26          59          91
  Legal and accounting                                 (24)       1,042         189       1,561
    Total operating expenses                           151        1,235         713       2,153

Loss from Partnership operations                      (149)      (1,230)       (697)     (2,036)

Impairment loss (Note 2)                                --         (834)         --        (834)
Gain on sale of limited partnership
  interest (Note 2)                                     --          143           5       1,759
Distributions from limited partnerships
  recognized as income (Note 2)                          8        1,500          44       1,500
Equity in income (loss) of limited partnerships
  and amortization of acquisition costs
  (Note 2)                                              25         (195)       (218)       (786)

Net loss                                            $ (116)     $ (616)     $ (866)     $ (397)

Net loss allocated to general partners (1%)          $ (1)       $ (6)       $ (9)       $ (4)
Net loss allocated to limited partners (99%)          (115)        (610)       (857)       (393)

                                                    $ (116)     $ (616)     $ (866)     $ (397)
Net loss per limited partnership interest
  (Note 1)                                         $ (1.59)     $ (8.42)    $(11.84)    $ (5.43)

     The accompanying notes are an integral part of these financial statements.


                        NATIONAL TAX CREDIT INVESTORS II

               STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

                                 (in thousands)
                                   (Unaudited)



                                        General          Limited
                                        Partner          Partners        Total

Partnership interests                                     72,404

Partners' (deficiency) capital,
  December 31, 2002                     $ (552)          $ 8,258        $ 7,706

Net loss for the nine months
  ended September 30, 2003                  (9)             (857)         (866)

Partners' (deficiency) capital,
  September 30, 2003                    $ (561)          $ 7,401        $ 6,840


     The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II

                            STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                   (Unaudited)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                      2003            2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $ (866)         $ (397)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Equity in loss of limited partnerships and amortization
      of acquisition costs                                              218             786
     Impairment loss                                                     --             834
     Gain on sale of limited partnership interests                       (5)         (1,759)
     Change in accounts:
      Accounts payable and accrued expenses                             (71)            465
      Accrued fees due to partners                                     (880)         (1,401)
      Due to General Partner                                              1              --
         Net cash used in operating activities                       (1,603)         (1,472)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions from local partnerships recognized as a
   return of capital                                                     44             105
  Proceeds from sale of local partnership interests                       5           2,106
  Advances to local partnerships                                       (420)           (157)
  Proceeds from dilution of interest in local partnership             1,102              --
  Capital contributions                                                  --             (12)
  Decrease (increase) in restricted cash                                267              (1)
         Net cash provided by investing activities                      998           2,041

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Advances from affiliate                                             1,140             200
  Repayment of advance from affiliate                                  (790)           (200)
         Net cash provided by financing activities                      350              --

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (255)            569
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          399             577

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 144          $ 1,146

At December 31, 2002, approximately $790,000 of advances were included in accrued liability to a Local Partnership. During the nine months ended September
30,  2003,  approximately  $350,000  of these  advances  were  made to the Local
Partnership and are included in advances to Local Partnerships above.

     The accompanying notes are an integral part of these financial statements.


                        NATIONAL TAX CREDIT INVESTORS II

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2003


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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership as of September 30, 2003 and the results of operations and changes in cash flows for the three and nine months ended September 30, 2003 and 2002, respectively.

Organization

The Partnership, formed under the California Revised Limited Partnership Act, was organized on January 12, 1990. The Partnership was formed to invest primarily in other limited partnerships which own or lease and operate multifamily housing complexes that are eligible for low-income housing tax credits or, in certain cases, historic rehabilitation tax credits ("Tax Credits"). The general partner of the Partnership (the "General Partner") is National Partnership Investments Corp. ("NAPICO"), a California corporation. The special limited partner of the Partnership (the "Special Limited Partner") was PaineWebber T.C., Inc., a Delaware corporation. During the period ended September 30, 2003, the General Partner discovered that the Special Limited Partner was dissolved prior to 2003.

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

Method of Accounting for Investment in Local Partnerships

The Partnership's investments in Local Partnerships are accounted for using the equity method. Acquisition, selection and other costs related to the Partnership's investments are capitalized and are being amortized by the straight line method over the estimated lives of the underlying assets, which is generally 30 years.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partner interests was 72,404 at both September 30, 2003 and 2002.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning October 1, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on cash flow, the Partnership cannot make any definitive conclusion on the impact on net earnings until it completes its evaluation, including an evaluation of the Partnership's maximum exposure to loss.

In May 2003, the FASB issued SFAS 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS 150 apply to the classification and measurement of freestanding financial instruments. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has adopted SFAS 150 as of July 1, 2003. Additionally, in September 2003, the FASB staff indicated that SFAS 150 also applies to the non-controlling interests in consolidated finite life partnerships. However, on October 29, 2003, the FASB indefinitely deferred the provisions of SFAS 150 for finite life partnerships. The adoption of SFAS 150 did not have a material impact on the Partnership's results of operations taken as a whole.

Note 2 - Investments in Local Partnerships

As of September 30, 2003 the Partnership holds limited partnership interests in 32 Local Limited Partnerships (the "Local Partnerships"), located in 21 different states. As a limited partner of the Local Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their properties (the "Apartment Complexes"). The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

At  September  30,  2003,  the  Local  Partnerships  own  residential   projects
consisting of 3,277 apartment units.

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

As of September 30, 2003, the investment balance in 21 of the 32 Local Partnerships had been reduced to zero.

The following is a summary of the investments in and advances to Local Partnerships for the nine months ended September 30, 2003 (in thousands):

Balance, beginning of year                          $ 9,109
Dilution of interest                                 (1,102)
Equity in losses of local partnerships                 (157)
Advances to Local Partnerships                           70
Distributions recognized as a reduction
  of investment balance                                 (44)
Amortization of capitalized acquisition
  costs and fees                                        (61)

Investments balance at September 30, 2003           $ 7,815


The following are unaudited combined estimated statements of operations for the three and nine months ended September 30, 2003 and 2002 for the Local Partnerships in which the Partnership has investments (in thousands).

                                     Three Months Ended         Nine Months Ended
                                        September 30,             September 30,
                                      2003        2002        2003          2002
                                               (Restated)               (Restated)(1)
Revenues
  Rental and other                   $ 4,547     $ 4,451     $13,388       $13,354

Expenses
  Depreciation                         1,103       1,126       3,308         3,379
  Interest                             1,274       1,194       3,822         3,583
  Operating                            2,010       3,089       7,462         9,266

                                       4,387       5,409      14,592        16,228
Income (loss) from continuing
  operations                             160        (623)     (1,204)       (1,860)
Income (loss) from discontinued
  operations                              --        (335)         --        (1,014)

Net income (loss)                     $ 160      $ (958)     $(1,204)      $(2,874)

(1) The September 30, 2002 amounts have been restated to reflect the sale of the investments in the Cottages of North St. Paul Limited Partnership and the foreclosure sale of Wade Walton Limited Partnership in 2002 and the loss to foreclosure of Eastridge Limited Partnership in 2003 as income
      (loss) from discontinued operations.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying condensed combined estimated results of operations have been restated as of January 1, 2002 to reflect the operations of Wade Walton Limited Partnership, Cottages of North St. Paul Limited Partnership and Eastridge Limited Partnership as loss from discontinued operations.

During the nine months ended September 30, 2002, the Partnership sold its investment in the Cottages of North St. Paul. As the Partnership had no
investment balance related to this Local Partnership, the proceeds of approximately $5,000 and $1,616,000 that were received during the nine months ended September 30, 2003 and 2002, respectively, were reported as gain on sale of limited partnership interest.

During the year ended December 31, 2002, an impairment loss of $790,000 was recognized with respect to the Partnership's investment in a Local Partnership, Michigan Beach. The Local Partnership reached a settlement with the City of Chicago during 2002 to complete necessary repairs to the exterior facade of the building. The total estimated cost to complete this project will be advanced to Michigan Beach by the Partnership. Since the Partnership has no remaining investment balance in Michigan Beach, and recovery of the advance is uncertain, the entire amount of the estimated cost was recognized as an impairment loss during the year ended December 31, 2002. During the nine months ended September 30, 2003, the Partnership advanced Michigan Beach approximately $350,000 of this accrued balance. A liability for the remaining advance of $440,000 to be made to the Local Partnership is reflected on the accompanying balance sheet.

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

During the nine months ended September 30, 2002, the Partnership received approximately $108,000 from one of the parties involved in this legal action as part of a settlement agreement. Approximately $1,492,000 of its share of the refinancing proceeds of Quivira Limited Partnership were received during August 2002.

During the year ended December 31, 2002, the Partnership diluted its investment in the Sheboygan Regency House Limited Partnership leaving a 10.9% interest in this Local Partnership. The Partnership's investment in Sheboygan Regency House Limited Partnership has been reduced to zero. Total proceeds received were $248,000. A gain on sale of investment in limited partnership interest of approximately $143,000 was reported on the accompanying statements of operations for 2002 which is the amount received in excess of the remaining investment balance related to this Local Partnership.

During the nine months ended September 30, 2003, the Partnership diluted its investment in Rancho Del Mar Limited Partnership from 99% to 66.4%. The proceeds received for this dilution of approximately $1,019,000 reduced the Partnership's investment balance in this Local Partnership.

During the nine months ended September 30, 2003, the Partnership diluted its investment in Wedgewood Commons Limited Partnership from 99% to 18.99%. The proceeds of approximately $83,000 for this dilution reduced the Partnership's investment balance in this Local Partnership.

One of the Local Partnerships, East Ridge Apartments, filed for bankruptcy in December 2002 in an effort to restructure its debt. The property was lost to foreclosure in June 2003. The Partnership's investment balance in this Local Limited Partnership had previously been reduced to zero so this action has no effect on the Partnership's investment balance on the accompanying balance sheet.

The property held by one Local Partnership, Villa Real, is under contract for sale to a third party. The sale is expected to close during the fourth quarter of 2003.

Note 3 - Related Party Transactions

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner for the following fees:

(a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner. For the nine months ended September 30, 2003 and 2002, partnership management fees in the amount of approximately $465,000 and $501,000, respectively, were recorded as an expense. As of September 30, 2003, management fees of approximately $155,000 were due to the General Partner.

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

(c) The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $45,000 and $48,000 for the nine months ended September 30, 2003 and 2002, respectively, and is included in general and administrative expenses. As of September 30, 2003, approximately $92,000 of reimbursements were due to the General Partner.

NTCI-II or another affiliate of the General Partner is the Local Operating General Partner in ten of the Partnership's 32 Local Partnerships. In addition, NTCI-II is typically either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner managed four properties owned by Local Partnerships during the nine months ended September 30, 2003 and 2002, respectively. The Local Partnerships pay the affiliate property management fees in the amount of five percent of their gross rental revenues and data processing fees. The amounts paid were approximately $178,000 and $96,000 for the nine months ended September 30, 2003 and 2002, respectively.

During the nine months ended September 30, 2002, an affiliate of the General Partner advanced approximately $350,000 to the Partnership to fund the capital spending required at Michigan Beach. This advance bears interest at prime plus 2% (6% at September 30, 2003). Total interest expense incurred during the nine months ended September 30, 2003 was approximately $1,000. During the nine months ended September 30, 2002, an affiliate of the General Partner advanced approximately $200,000 to the Partnership for operating expenses. This advance was non-interest bearing and was repaid during the nine months ended September 30, 2002.

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

On August 11, 2003, NAPICO entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. On August 25, 2003, the court granted preliminary approval of the Stipulation of Settlement. Pursuant to the Stipulation of Settlement, Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, caused $29 million to be deposited into an escrow account for the benefit of the Plaintiffs. The Stipulation of Settlement remains subject to the final approval of the court, as well as the approval of the Plaintiffs, which hearing is currently scheduled for November 24, 2003. Upon final court approval, approval by the Plaintiffs and the lapse of any time to appeal the court approval of the settlement, the following shall occur:

      1. Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, will transfer to an agent for the Plaintiffs shares of common stock ("Class A Common Stock") of AIMCO owned by certain affiliates of Alan I. Casden with an aggregate market value of $19 million, subject to certain transfer restrictions, or at Alan I. Casden's option, $19 million in cash.

      2. NAPICO will issue an aggregate of $35 million in promissory notes for the benefit of the Plaintiffs. An aggregate of $7 million of notes are to be paid each year. The notes will bear interest based on applicable rates of U.S. Treasury bills with similar maturities. The notes will be guaranteed by AIMCO Properties, L.P., an affiliate of AIMCO.

      3. The parties to the Stipulation of Settlement will release each other and related parties from any and all claims associated with the litigation and the Plaintiffs' investment in the Partnership and the other affiliated partnerships.

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

On September 24, 2003, Battle Fowler, LLP filed a request to intervene to challenge the portion of the Stipulation of Settlement that would lead to expungement of the judgment originally entered on April 29, 2003 against NAPICO and the other defendants. All parties to the Stipulation of Settlement have opposed this request to intervene. A hearing regarding the request occurred November 10, 2003; however, the court has not yet ruled on the matter.

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

     3. AIMCO, or an affiliate, will deposit $25 million of the $29 million that Alan I. Casden is responsible for depositing into the escrow account for the benefit of the Plaintiffs pursuant to the terms of the Stipulation of Settlement. In connection with this deposit by AIMCO, The Casden Company will transfer to AIMCO 531,915 shares of AIMCO Class A Common Stock owned by The Casden Company, which shares are to be held in escrow by AIMCO until final approval of the Stipulation of Settlement by the court and the Plaintiffs. Upon such approval, AIMCO will become the owner of the 531,915 shares. If final approval by the court and the Plaintiffs is not obtained, the $25 million deposited by AIMCO into the escrow account will be returned to AIMCO and AIMCO will return to The Casden Company the 531,915 shares. On August 25, 2003, AIMCO caused the $25 million to be deposited in the escrow account for the benefit of the Plaintiffs and The Casden Company and Alan I. Casden deposited in escrow the 531,915 shares in accordance with the Settlement Agreement.

     4. The Casden Company will promise to pay an aggregate amount of $35 million on a secured, nonrecourse basis to NAPICO. The Casden Company will be obligated to pay an aggregate of $7 million of the obligation each year. The obligation to pay the $35 million will bear the same interest and mature on the same schedule as the promissory notes issued by NAPICO to the plaintiffs pursuant to the Stipulation of Settlement. Payment of these obligations will be secured by (i) a pledge of 744,681 shares of AIMCO Class A Common Stock owned by Alan
          I. Casden or an affiliated entity, plus up to 60,000 additional shares for accrued interest, and (ii) cash proceeds of recoveries or settlements that Alan I. Casden or any of his affiliates, or any of the former shareholders of Casden Properties Inc., receive in connection with or related to the litigation (collectively, "Recoveries"). The payment obligations to NAPICO will be required to be prepaid with any Recoveries received. Payment may be made in cash or in shares of AIMCO Class A Common Stock having a value based on the greater of $47 per share or the market value of such shares at the time of payment, except payments with respect to Recoveries must be made in cash.

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

During the year ended December 31, 2002, the Partnership received approximately $108,000 from one of the parties involved in this legal action as part of a settlement agreement. Approximately $1,492,000 of its share of the refinancing proceeds of Quivira Limited Partnership were received during August 2002. The Partnership obtained judgments totaling approximately $4,800,000 against certain defendants in 2002. The judgments are currently on appeal. The defendants have posted a letter of credit to stay the collection of approximately $3,700,000 of the judgments pending appeal.

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

During the year ended December 31, 2002, an impairment loss of $790,000 was recognized with respect to the Partnership's investment in a Local Partnership, Michigan Beach. The Local Partnership reached a settlement with the City of Chicago during 2002 to complete necessary repairs to the exterior facade of the building. The total estimated cost to complete this project will be advanced to Michigan Beach by the Partnership. Since the Partnership has no remaining investment balance in Michigan Beach, and recovery of the advance is uncertain, the entire amount of the estimated cost was recognized as an impairment loss during the year ended December 31, 2002. During the nine months ended September 30, 2003, the Partnership advanced Michigan Beach approximately $350,000 of this accrued balance. A liability for the remaining advance to be made to the Local Partnership is reflected on the accompanying balance sheet.

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

It is not expected that any of the Local Partnerships in which the Partnership invests will generate cash from operations sufficient to provide distributions to the Limited Partners in any material amount. Such cash from operations, if any, would first be used to meet operating expenses of the Partnership. The Partnership's investments will not be readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the projects, the Local Partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner. The Partnership's cash reserves as of September 30, 2003 were approximately $144,000. During the nine months ended September 30, 2003, the Partnership paid approximately $1,045,000 to the General Partner for accrued partnership management fees from proceeds received in 2003 from the sale of its interests in one Local Partnership. In order to replenish the Partnership's reserves, the Partnership intends to generate additional cash from sales and refinancings of certain properties owned by Local Partnerships.

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

As of September 30, 2003, the Partnership has cash and cash equivalents of approximately $144,000. Substantially all of this cash is on deposit primarily with high credit quality financial institutions, earning interest. This resulted in the Partnership earning approximately $4,000 in interest income for both the nine month periods ended September 30, 2003 and 2002. The amount of interest income varies with the market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they rise. The Partnership intends to continue investing available funds in this manner.

Results of Operations

The Partnership was formed to provide various benefits to its Limited Partners. It is not expected that any of the Local Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to Limited Partners in any material amount. The Partnership accounts for its investments in the Local Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Partnerships. The investments in 21 of the 32 Local Partnerships have been reduced to zero as of September 30, 2003.

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

The Partnership's investments are entirely interests in other Local Partnerships owning projects. Funds temporarily not required for such investments in projects are invested in interest bearing accounts.

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

A recurring partnership expense is the annual management fee. The fee is payable to the General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets. The management fee is paid to the General Partner for its continuing management of the Partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $465,000 and $501,000 for the nine months ended September 30, 2003 and 2002, respectively.

Operating  expenses,  exclusive  of the  management  fee,  consist  of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $189,000 and $1,561,000 for the nine months ended September 30, 2003 and 2002, respectively. The decrease is primarily due to legal fees incurred during 2002 related to the lawsuits with the general partners of Quivira Local Partnership and Sheboygan Apartments Limited Partnership. General and administrative expenses were approximately $59,000 and $91,000 for the nine months ended September 30, 2003 and 2002, respectively. The decrease in general and administrative expenses is primarily due to a decrease in reimbursements to NAPICO for expenses and reduced costs to communicate with investors.

During the nine months ended September 30, 2002, the Partnership sold its investment in the Cottages of North St. Paul. As the Partnership had no
investment balance related to this Local Partnership, the proceeds of approximately $5,000 and $1,616,000 that were received during the nine months ended September 30, 2003 and 2002, respectively, were reported as gain on sale of limited partnership interest.

During the year ended December 31, 2002, an impairment loss of $790,000 was recognized with respect to the Partnership's investment in a Local Partnership, Michigan Beach. The Local Partnership reached a settlement with the City of Chicago during 2002 to complete necessary repairs to the exterior facade of the building. The total estimated cost to complete this project will be advanced to Michigan Beach by the Partnership. Since the Partnership has no remaining investment balance in Michigan Beach, and recovery of the advance is uncertain, the entire amount of the estimated cost was recognized as an impairment loss during the year ended December 31, 2002. During the nine months ended September 30, 2003, the Partnership advanced Michigan Beach approximately $350,000 of this accrued balance. A liability for the remaining advance to be made to the Local Partnership is reflected on the accompanying balance sheet.

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

During the nine months ended September 30, 2002, the Partnership received approximately $108,000 from one of the parties involved in this legal action as part of a settlement agreement. Approximately $1,492,000 of its share of the refinancing proceeds of Quivira Limited Partnership were received during August 2002.

During the year ended December 31, 2002, the Partnership diluted its investment in the Sheboygan Regency House Limited Partnership leaving a 10.9% interest in this Local Partnership. The Partnership's investment in Sheboygan Regency House Limited Partnership has been reduced to zero.

During the nine months ended September 30, 2003, the Partnership diluted its investment in Rancho Del Mar Limited Partnership from 99% to 66.4%. The proceeds received for this dilution of approximately $1,019,000 reduced the Partnership's investment balance in this Local Partnership.

During the nine months ended September 30, 2003, the Partnership diluted its investment in Wedgewood Commons Limited Partnership from 99% to 18.99%. The proceeds of approximately $81,000 for this dilution were received subsequent to September 30, 2003 and reduced the Partnership's investment balance in this Local Partnership.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning October 1, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on cash flow, the Partnership cannot make any definitive conclusion on the impact on net earnings until it completes its evaluation, including an evaluation of the Partnership's maximum exposure to loss.

In May 2003, the FASB issued SFAS 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS 150 apply to the classification and measurement of freestanding financial instruments. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has adopted SFAS 150 as of July 1, 2003. Additionally, in September 2003, the FASB staff indicated that SFAS 150 also applies to the non-controlling interests in consolidated finite life partnerships. However, on October 29, 2003, the FASB indefinitely deferred the provisions of SFAS 150 for finite life partnerships. The adoption of SFAS 150 did not have a material impact on the Partnership's results of operations taken as a whole.

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

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships. Accordingly, the Partnership accounts for its investments in the Local Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage of 5% to 99%. Distributions of surplus cash from operations from twelve of the Local Partnerships are restricted by the Local Partnerships' Regulatory Agreements with the United States Department of Housing and Urban Development ("HUD"). These restrictions limit the distribution to a percentage, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Partnership. For the other twenty Local Partnerships distributions of surplus cash are not restricted. The Partnerships are allocated profits and losses and receive distributions from refinancings and sales in accordance with the Local Partnerships' partnership agreements. These agreements usually limit the Partnerships' distributions to an amount substantially less than its ownership percentage in the Local Partnership.

The individual investments are carried at cost plus the Partnership's share of the Local Partnership's profits less the Partnership's share of the Local Partnership's losses, distributions and impairment charges. See "Item 1. Financial Statements - Note 1 - Organization and Summary of Significant Accounting Policies" for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.

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

On August 11, 2003, NAPICO entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. On August 25, 2003, the court granted preliminary approval of the Stipulation of Settlement. Pursuant to the Stipulation of Settlement, Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, caused $29 million to be deposited into an escrow account for the benefit of the Plaintiffs. The Stipulation of Settlement remains subject to the final approval of the court, as well as the approval of the Plaintiffs, which hearing is currently scheduled for November 24, 2003. Upon final court approval, approval by the Plaintiffs and the lapse of any time to appeal the court approval of the settlement, the following shall occur:

      1. Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, will transfer to an agent for the Plaintiffs shares of common stock ("Class A Common Stock") of AIMCO owned by certain affiliates of Alan I. Casden with an aggregate market value of $19 million, subject to certain transfer restrictions, or at Alan I. Casden's option, $19 million in cash.

      2. NAPICO will issue an aggregate of $35 million in promissory notes for the benefit of the Plaintiffs. An aggregate of $7 million of notes are to be paid each year. The notes will bear interest based on applicable rates of U.S. Treasury bills with similar maturities. The notes will be guaranteed by AIMCO Properties, L.P., an affiliate of AIMCO.

      3. The parties to the Stipulation of Settlement will release each other and related parties from any and all claims associated with the litigation and the Plaintiffs' investment in the Partnership and the other affiliated partnerships.

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

On September 24, 2003, Battle Fowler, LLP filed a request to intervene to challenge the portion of the Stipulation of Settlement that would lead to expungement of the judgment originally entered on April 29, 2003 against NAPICO and the other defendants. All parties to the Stipulation of Settlement have opposed this request to intervene. A hearing regarding the request occurred November 10, 2003; however, the court has not yet ruled on the matter.

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

     3. AIMCO, or an affiliate, will deposit $25 million of the $29 million that Alan I. Casden is responsible for depositing into the escrow account for the benefit of the Plaintiffs pursuant to the terms of the Stipulation of Settlement. In connection with this deposit by AIMCO, The Casden Company will transfer to AIMCO 531,915 shares of AIMCO Class A Common Stock owned by The Casden Company, which shares are to be held in escrow by AIMCO until final approval of the Stipulation of Settlement by the court and the Plaintiffs. Upon such approval, AIMCO will become the owner of the 531,915 shares. If final approval by the court and the Plaintiffs is not obtained, the $25 million deposited by AIMCO into the escrow account will be returned to AIMCO and AIMCO will return to The Casden Company the 531,915 shares. On August 25, 2003, AIMCO caused the $25 million to be deposited in the escrow account for the benefit of the Plaintiffs and The Casden Company and Alan I. Casden deposited in escrow the 531,915 shares in accordance with the Settlement Agreement.

     4. The Casden Company will promise to pay an aggregate amount of $35 million on a secured, nonrecourse basis to NAPICO. The Casden Company will be obligated to pay an aggregate of $7 million of the obligation each year. The obligation to pay the $35 million will bear the same interest and mature on the same schedule as the promissory notes issued by NAPICO to the plaintiffs pursuant to the Stipulation of Settlement. Payment of these obligations will be secured by (i) a pledge of 744,681 shares of AIMCO Class A Common Stock owned by Alan
          I. Casden or an affiliated entity, plus up to 60,000 additional shares for accrued interest, and (ii) cash proceeds of recoveries or settlements that Alan I. Casden or any of his affiliates, or any of the former shareholders of Casden Properties Inc., receive in connection with or related to the litigation (collectively, "Recoveries"). The payment obligations to NAPICO will be required to be prepaid with any Recoveries received. Payment may be made in cash or in shares of AIMCO Class A Common Stock having a value based on the greater of $47 per share or the market value of such shares at the time of payment, except payments with respect to Recoveries must be made in cash.

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

During the year ended December 31, 2002, the Partnership received approximately $108,000 from one of the parties involved in this legal action as part of a settlement agreement. Approximately $1,492,000 of its share of the refinancing proceeds of Quivira Limited Partnership were received during August 2002. The Partnership obtained judgments totaling approximately $4,800,000 against certain defendants in 2002. The judgments are currently on appeal. The defendants have posted a letter of credit to stay the collection of approximately $3,700,000 of the judgments pending appeal.

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

During the year ended December 31, 2002, an impairment loss of $790,000 was recognized with respect to the Partnership's investment in a Local Partnership, Michigan Beach. The Local Partnership reached a settlement with the City of Chicago during 2002 to complete necessary repairs to the exterior facade of the building. The total estimated cost to complete this project will be advanced to Michigan Beach by the Partnership. Since the Partnership has no remaining investment balance in Michigan Beach, and recovery of the advance is uncertain, the entire amount of the estimated cost was recognized as an impairment loss during the year ended December 31, 2002. During the nine months ended September 30, 2003, the Partnership advanced Michigan Beach approximately $350,000 of this accrued balance. A liability for the remaining advance to be made to the Local Partnership is reflected on the accompanying balance sheet.

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

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K filed during the quarter ended September 30, 2003:

                  Current Report on Form 8-K dated August 11, 2003 and filed with the Securities and Exchange Commission on August 13, 2003 disclosing the stipulation of settlement of the litigation against NAPICO as the General Partner of the Partnership.

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


                                    Date: November 13, 2003

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

Date:  November 13, 2003

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

Date:  November 13, 2003

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



In connection with the Quarterly Report on Form 10-QSB of National Tax Credit Investors II (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  November 13, 2003


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  November 13, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.