Form 10KSB
period 2003-12-31
NATIONAL TAX CREDIT INVESTORS II
filed 2004-05-05
CIK 859921

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 12 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                    For the fiscal year ended December 31, 2003

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

                             Local Partnership Units
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Partnership's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $1,704,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

National Tax Credit Investors II ("NTCI-II" or the "Partnership") is a limited partnership formed under the California Revised Local Partnership Act as of January 12, 1990. The Partnership was formed to invest primarily in other limited partnerships ("Local Partnerships") which own and operate multifamily housing complexes that are eligible for low income housing federal income tax credits (the "Housing Tax Credit"). The general partner of the Partnership is National Partnership Investments Corp. (the "General Partner" or "NAPICO"), a California corporation. On April 23, 1990, the Partnership offered 100,000 Units of Limited Partnership Interests ("Units") at $1,000 per Unit through a public offering managed by Paine Webber Incorporated (the "A Selling Agent"). The Partnership shall continue in full force and effect until December 31, 2030 unless terminated earlier pursuant to the Partnership Agreement or law.

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties, Inc. and its subsidiaries, including 100% of the outstanding capital stock of NAPICO. Prior to March 11, 2002, Casden Properties, Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting common stock of NAPICO prior to March 11, 2002. The special limited partner of the Partnership ("Special Limited Partner") was PaineWebber TC Partners, L.P., a Virginia limited partnership. During the year ended December 31, 2003, the General Partner discovered that the Special Limited Partner was dissolved prior to 2003.

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

In general, an owner of a low-income housing project is entitled to receive the Housing Tax Credit in each year of a ten-year period (the "Credit Period"). The projects are subject to a minimum compliance period of not less than fifteen years (the "Compliance Period"). Tax Credits are available to the limited partners to reduce their federal income taxes. The ability of a limited partner to utilize such credits may be restricted by the passive activity loss limitation and the general business tax credit limitation rules. NTCI-II has made capital contributions to 37 Local Partnerships. The investment in one of the Local Partnerships was sold and one was foreclosed in 2001, one was sold and one was foreclosed in 2002 and one was foreclosed and one was sold in 2003. As of December 31, 2003, the Partnership holds limited partner interests in 31 Local Partnerships located in 19 states. Each of these Local Partnerships owns a project that is eligible for the Housing Tax Credit. Several of the Local Partnerships also benefit from government programs promoting low or moderate income housing.

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

The registrant has no employees. Management and administrative services are provided by the General Partner. These services were provided by affiliates of the General Partner for the year ended December 31, 2003.

During 2003, the projects in which NTCI-II had invested were substantially rented. The following is a schedule of the status as of December 31, 2003, of the projects owned by Local Partnerships in which NTCI-II is a limited partner.

              SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH NTCI-II HAS AN INVESTMENT
                                DECEMBER 31, 2003

                                                           Units
                                           Financed,    Authorized          Occupancy
                                            Insured     for Rental         Percentage
                                              and       Assistance     for the Year Ended
                                 No. of   Subsidized       Under           December 31
Name and Location                Units       Under       Section 8       2003       2002

Ashville Equity (Westview)
  Ashville, OH                      41        --            --            90%        95%
Columbus Junction Park
  Columbus Junction, IA             24        (A)           24            72%        91%
Countryside
  Howell Township, NJ              180        --            --            99%        78%
Edgewood Apartments
  Rogers, AR                       108        --            --           100%        66%
Fourth Street
  Los Angeles, CA                   44        --            --            97%       100%
Germantown Apartments
  Conway, AR                       132        --            --            96%        97%
Great Basin Associates
  Reno, NV                          28        --            --            99%        84%
Grimes Park Apartments
  Grimes, IA                        16        (A)            7            98%       95%
Jamestown Terrace
  Jamestown, CA                     56        (A)           43            94%        99%
Jefferson Meadows
  Apartments
  Detroit, MI                       83        --            --            91%        85%
Kentucky River Apartments
  Winchester, KY                    42        --            --            93%        88%
Lincoln Grove Apartments
  Greensboro, NC                   116        --            --            94%        90%
Meadowlakes Apartments
  Searcy, AR                       108        --            --            98%        90%
Michigan Beach Apartments
  Chicago, IL                      239        --            --            99%        96%
Nickel River
  (Wedgewood) Apartments
  LaCrosse, WI (C)                 105        --            --            95%        95%
Norwalk Park Apartments
  Norwalk, IA                       16        (A)            4            95%        85%
Oakview Apartments
  Spartanburg, SC                  106        (B)           106           98%        89%
Palm Springs View
  Palm Springs, CA                 120        --            --            98%        85%
Pam Apartments
  Pampa, TX                         96        (B)           96            96%        98%

              SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                   IN WHICH NTCI-II HAS AN INVESTMENT (continued)
                                DECEMBER 31, 2003

                                                           Units
                                          Financed,     Authorized         Occupancy
                                           Insured      for Rental         Percentage
                                             and        Assistance    for the Years Ended
                                No. of    Subsidized       Under          December 31
Name and Location                Units      Under        Section 8       2003      2002

Parkwood Landing
  Huntsville, AL                   204        --            --            88%       98%
Pensacola Affordable
  Pensacola, FL                     56        --            --            96%       95%
Pineview Terrace
  Katy, TX                         120        --            --            83%       98%
Quivera
  Lenexa, KS                       289        --            --            80%       90%
Rancho Del Mar
  Tucson, AZ                       312        --            --            80%       98%
Salem Park Apartments
  Conway, AR                       144        --            --            96%       79%
Sheboygan Apartments
  Sheboygan, WI                     59        --            --            93%       89%
Sitka III
  Sitka, AK                         16       (A)            16            93%       94%
Soldotna (Northwood
  Senior) Apartments
  Soldotna, AK                      23       (A)            23            95%       90%
Torres de Plata II
  Toa Alto, PR                      78       (A)            78           100%       90%
Virginia Park Meadows
  Detroit, MI                       83        --            --            93%       92%
Westbridge Apartments
 W.Columbia, SC                    112       (B)            94            94%       91%

                                 3,156                     491

(A) The mortgage is insured by the Federal Housing Administration under the provisions of Section 515 of the National Housing Act.

(B)   Section 8 of Title II of the  Housing  and  Community  Development  Act of
      1974.


The following table details the Partnership's ownership percentages of the Local Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage and other encumbrances on each property for each of the Local Partnerships as of December 31, 2003.

                                   NTCI II     Original Cost                         Notes
                                 Percentage    of Ownership       Mortgage        Payable and
Name and Location                 Interest       Interest           Notes      Accrued Interest
                                              (in thousands)   (in thousands)   (in thousands)
Ashville Equity (Westview)
  Ashville, OH                     99.00%          $ 956            $ 931            $ --
Columbus Junction Park
  Columbus Junction, IA            99.00%             218              644               --
Countryside
  Howell Township, NJ              99.00%              95            4,242              143
Edgewood Apartments
  Rogers, AR                       99.00%             288            1,591               --
Fourth Street
  Los Angeles, CA                  99.00%           1,575              950               --
Germantown Apartments
  Conway, AR                       99.00%             740            2,282               --
Great Basin Associates
  Reno, NV                          5.00%             460              579               --
Grimes Park Apartments
  Grimes, IA                       99.00%           1,858              455               --
Jamestown Terrace
  Jamestown, CA                    99.00%             183            2,841               --
Jefferson Meadows Apartments
  Detroit, MI                      98.90%              68            3,212               --
Kentucky River Apartments
  Winchester, KY                   99.00%           1,200              885               --
Lincoln Grove Apartments
  Greensboro, NC                   99.00%             840              516            2,069
Meadowlakes Apartments
  Searcy, AR                       99.00%             370            1,229               --
Michigan Beach Apartments
  Chicago, IL                      98.90%           1,575            6,126            3,583
Nickel River (Wedgewood)
  Apartments (A)
  LaCrosse, WI                     18.99%           1,400            1,580               --
Norwalk Park Apartments
  Norwalk, IA                      99.00%             465              424               --
Oakview Apartments
  Spartanburg, SC                  99.00%             288            1,305               --
Palm Springs View
  Palm Springs, CA                 50.49%              57            5,082               --
Pam Apartments
  Pampa, TX                        99.00%             336            1,200               --


                                 NTCI II     Original Cost                          Notes
                               Percentage    of Ownership        Mortgage        Payable and
Name and Location               Interest       Interest           Notes       Accrued Interest
                                            (in thousands)    (in thousands)   (in thousands)
Parkwood Landing
  Huntsville, AL                 99.00%          $ 50            $ 4,168            $ --
Pensacola Affordable
  Pensacola, FL                  99.00%             300            1,250                --
Pineview Terrace
  Katy, TX                       98.99%             132            2,717                --
Quivera
  Lenexa, KS                     99.00%              43            6,525                --
Rancho Del Mar (B)
  Tucson, AZ                     66.40%             216            3,144                --
Salem Park Apartments
  Conway, AR                     99.00%           1,854            2,468                --
Sheboygan Apartments
  Sheboygan, WI                   9.91%             867            1,412                --
Sitka III
  Sitka, AK                      99.00%           1,277            1,157                --
Soldotna (Northwood Senior)
  Apartments
  Soldotna, AK                   99.00%           1,391            1,466                --
Torres de Plata II
  Toa Alto, PR                   99.00%             100            3,039                --
Virginia Park Meadows
  Detroit, MI                    98.90%             248            3,161                --
Westbridge Apartments
  W. Columbia, SC                99.00%             840            2,500                --
                                                $20,290          $69,081           $ 5,795

(A) During the year ended December 31, 2002, an impairment charge of $834,000 was recognized with respect to the investment in one Local Partnership, Wedgewood Commons. In June 2003, the Partnership diluted its investment in Wedgewood Commons from 99% to 18.99%. The Partnership realized approximately $81,000 from this sale of its interest, which was less than its current investment value. As a result, the investment balance has been reduced to the estimated fair value of the investment.

(B) During the year ended December 31, 2003, the Partnership diluted its investment in the Rancho del Mar Apartments Limited Partnership from 99% to 66.4%. The proceeds received for this sale of approximately $1,017,000 were offset against the Partnership's investment balance in the Local Partnership.

Although each Local Partnership in which the Partnership has invested owns a project which must compete with other projects for tenants, government mortgage interest and rent subsidies make it possible for some of the Local Partnerships to rent units to eligible tenants at below market rates. In general, this insulates these properties from market competition.

ITEM 2.     DESCRIPTION OF PROPERTIES

See "Item 1. Description of Business" for the real estate owned by the Partnership through the ownership of limited partnership interests in Local Partnerships.

ITEM 3.     LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interest in Real Estate Associates Limited III (an affiliated partnership in which National Partnership Investments Corp. ("NAPICO") is the General Partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the General Partner) commenced an action against the Partnership, NAPICO and certain other defendants. The claims included, but were not limited to, claims for breaches of fiduciary duty to the limited partners of certain NAPICO-managed partnerships and violations of securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties, Inc., organized by an affiliate of NAPICO. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the General Partner) commenced a virtually identical action against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action.

On April 29, 2003, the court entered judgment against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty, both amounts plus interest of approximately $25.6 million, and for punitive damages against NAPICO in the amount of $2.6 million.

On August 11, 2003, Apartment Investment and Management Company ("AIMCO") and NAPICO entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. The principal terms of the Stipulation of Settlement include, among other things (1) payments in both cash ($29 million) and stock ($19 million) by Alan I. Casden, on behalf of himself, NAPICO and other defendants, to the Plaintiffs, (2) guaranteed payments in an aggregate amount of $35 million ($7 million per year for 5 years), plus interest, by NAPICO to the Plaintiffs, (3) a release of claims of all parties associated with the litigation and (4) joint agreement by the parties to request that a new judgment be entered in the litigation to, among other things, expunge the judgment originally entered against NAPICO and the other defendants.

In connection with the Stipulation of Settlement, on August 12, 2003, NAPICO and AIMCO executed a Settlement Agreement (the "Settlement Agreement") with the prior shareholders of Casden Properties, Inc. The principal terms of the
Settlement Agreement include, among other things, that (1) NAPICO will voluntarily discontinue the action it commenced on May 13, 2003 against the former shareholders of Casden Properties, Inc. and other indemnitors in the Casden Merger, (2) Alan I. Casden and certain related entities will resolve certain pending claims for indemnification made by NAPICO, AIMCO and their affiliates, (3) AIMCO or an affiliate will provide $25 million of the $29 million in cash that Alan I. Casden is obligated to provide under the Stipulaton of Settlement in exchange for 531,915 shares of AIMCO Class A Common Stock owned by The Casden Company, and (4) The Casden Company will promise to pay to NAPICO an aggregate amount of $35 million ($7 million per year for 5 years), plus interest, on a secured, nonrecourse basis. The Casden Company can prepay its obligation set forth in item (4) above in shares of AIMCO Class A Common Stock having a value based on the greater of $47 per share or the market value of such shares at the time of payment.

On December 30, 2003, the Stipulation of Settlement with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of litigation against the Registrant, National Partnership Investments Corp. ("NAPICO") and certain other defendants became effective in accordance with its terms. In addition, on December 30, 2003, the Settlement Agreement with the prior shareholders of Casden Properties, Inc., NAPICO and Apartment Investment and Management Company ("AIMCO") also closed in accordance with its terms.

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

During the year ended December 31, 2002, the Partnership received approximately $108,000 from one of the parties involved in this legal action as part of a settlement agreement. Approximately $1,492,000 of its share of the refinancing proceeds of Quivira Limited Partnership were received during August 2002. The Partnership obtained judgments totaling approximately $4,800,000 against certain defendants in 2002. During the year ended December 31, 2003, the Partnership received approximately $1,682,000 from the parties involved in this legal action as part of a global settlement agreement with the local general partner. As part of the settlement agreement, the Partnership expects to receive additional payments from the defendants over the next five years.

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

During the year ended December 31, 2002, an impairment loss of $790,000 was recognized with respect to the Partnership's investment in a Local Partnership, Michigan Beach. The Local Partnership reached a settlement with the City of Chicago during 2002 to complete necessary repairs to the exterior facade of the building. The total estimated cost to complete this project will be advanced to Michigan Beach by the Partnership. Since the Partnership has no remaining investment balance in Michigan Beach, and recovery of the advance is uncertain, the entire amount of the estimated cost was recognized as an impairment loss during the year ended December 31, 2002. During the year ended December 31, 2003, an additional impairment loss of approximately $368,000 was recognized with respect to the Partnership's investment in Michigan Beach due to revised estimates of the cost to complete the repairs required by the City of Chicago. During the year ended December 31, 2003, the Partnership advanced Michigan Beach approximately $504,000 for costs incurred to date. A liability for the remaining advance to be made to the Local Partnership is reflected on the accompanying balance sheet. Subsequent to December 31, 2003, the Partnership advanced Michigan Beach an additional approximately $669,000.

In addition to the litigation discussed above, the General Partner is involved in various other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the limited partners through the solicitation of proxies or otherwise during the quarter ended December 31, 2003.

                                     PART II

ITEM 5.  MARKET  FOR  THE   REGISTRANT'S   PARTNERSHIP   INTERESTS  AND  RELATED
         PARTNERSHIP MATTERS

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by PaineWebber Incorporated. It is not anticipated that any active public market will develop for the purchase and sale of any Limited Partnership Interests, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited Partnership Interests may not be transferred but can be assigned only if certain requirements in the Partnership Agreement are satisfied. At December 31, 2003, there were 3,675 registered holders of units in NTCI-II. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Partnerships. Distributions have not been made from inception of the Partnership to December 31, 2003.

AIMCO and its affiliates owned 397.0 limited partnership units (the "Units") in the Partnership representing 0.55% of the outstanding Units at December 31, 2003. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

Liquidity

Some of the Properties in which the Partnership has invested, through its investment in other limited partnerships ("Local Partnerships"), receive one or more forms of assistance from the Federal Government. As a result, the Local Partnership's ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans or advances may be restricted by these government assistance programs. These restrictions, however, are not expected to impact the Partnership's ability to meet its cash obligations.

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

Capital Resources

The Partnership raised $72,404,000 from investors by a public offering, the term of which expired on April 22, 1992, that was used for the acquisition of investments in Local Partnerships which own the projects. NTCI-II made capital contributions to 37 Local Partnerships. The investment in one of the Local Partnerships was sold and one was foreclosed upon in each of the years ending December 31, 2003, 2002 and 2001. As of December 31, 2003, the Partnership holds limited partner interests in 31 Local Partnerships.

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

As of December 31, 2003, the Partnership has cash and cash equivalents of approximately $1,541,000. Substantially all of this cash is on deposit primarily with high credit quality financial institutions, earning interest. This resulted in the Partnership earning approximately $11,000 and $13,000 in interest income for the years ended December 31, 2003 and 2002 respectively. The amount of interest income varies with the market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they rise. The Partnership intends to continue investing available funds in this manner.

Results of Operations

The Partnership was formed to provide various benefits to its Limited Partners as discussed in "Item 1. Description of Business". It is not expected that any of the Local Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to Limited Partners in any material amount. The Partnership accounts for its investments in the Local Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Partnerships. The investments in 21 of the 31 Local Partnerships have been reduced to zero as of December 31, 2003.

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

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Partnership's profits less the Partnership's share of the Local Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships. During the years ended December 31, 2003 and 2002, the Partnership recognized equity in loss of approximately $907,000 and $995,000, respectively, from Local Partnerships. During the years ended December 31, 2003 and 2002, the Partnership received approximately $75,000 and $1,729,000, respectively, in distributions from Local Partnerships that were recognized as income in the statements of operations since the Partnership's investment in the Local Partnerships has been reduced to zero.

An annual partnership management fee in an amount equal to 0.5% of invested assets, as defined in the Partnership Agreement, is payable to the General Partner. The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of Partnership affairs. Management fees were approximately $620,000 and $636,000 for the years ended December 31, 2003 and 2002, respectively.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $226,000 and $1,844,000 for the years ended December 31, 2003 and 2002, respectively. The decrease in 2003 is primarily due to legal fees incurred related to legal cases as discussed in "Item 7. Financial Statements - Notes 6 and 8". General and administrative expenses were approximately $117,000 and $178,000 for the years ended December 31, 2003 and 2002, respectively. The decrease in general and administrative expenses is primarily due to reduced costs to communicate with investors.

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

During the year ended December 31, 2003, a Local Partnership, Villa Real, sold its investment property. As the Partnership had no investment balance related to this Local Partnership, the distribution proceeds from the sale of approximately $793,000 were reported as gain on sale of limited partnership interest.

During the year ended December 31, 2003, the Partnership diluted its investment in the Rancho del Mar Apartments Limited Partnership from 99% to 66.4%. The proceeds received for this dilution of approximately $1,017,000 reduced the Partnership's investment balance in the Local Partnership.

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

During the year ended December 31, 2002, the Partnership received approximately $108,000 from one of the parties involved in this legal action as part of a settlement agreement. Approximately $1,492,000 of its share of the refinancing proceeds of Quivira Limited Partnership were received during August 2002. The Partnership obtained judgments totaling approximately $4,800,000 against certain defendants in 2002. During the year ended December 31, 2003, the Partnership received approximately $1,682,000 from the parties involved in this legal action as part of a global settlement agreement with the local general partner. As part of the settlement agreement, the Partnership expects to receive additional payments from the defendants over the next five years.

During the year ended December 31, 2002, the Partnership diluted its investment in the Sheboygan Regency House Limited Partnership leaving a 9.91% interest in this Local Partnership. Total proceeds received in connection with the transaction were $247,000. After recognizing approximately $105,000 as a reduction of investment balance, the Partnership's investment balance in Sheboygan Regency House Limited Partnership had been reduced to zero. The remaining proceeds of approximately $142,000 were reported as gain on sale of limited partnership interest on the accompanying statement of operations.

During the year ended December 31, 2002, the Partnership sold its investment in the Cottages of North St. Paul. As the Partnership had no investment balance related to this Local Partnership, the proceeds of approximately $5,000 and $1,616,000 that were received during the years ended December 31, 2003 and 2002, respectively, were reported as gain on sale of limited partnership interest on the accompanying statement of operations.

In November 2002, the General Partner closed a transaction with the Local General Partner of Pineview Terrace for a dilution of the Partnership's investment, giving the Local General Partner 100% of the cash flow and 50% of any sale or refinance proceeds in the Pineview Terrace Local Limited Partnership. In return, the Partnership received a distribution of approximately $500,000 from the Local General Partner. Approximately $237,000 of this distribution was recognized as income during the year ended December 31, 2002, while approximately $263,000 was recognized as a reduction of the remaining investment balance in Pineview Terrace Limited Partnership which reduced the balance to zero.

During the year ended December 31, 2002, an impairment charge of $834,000 was recognized with respect to the investment in one Local Partnership, Wedgewood Commons. In June 2003, the Partnership diluted its investment in Wedgewood Commons from 99% to 18.99%. The Partnership realized approximately $82,000 from this dilution, which reduced the investment value.

During the year ended December 31, 2002, an impairment loss of $790,000 was recognized with respect to the Partnership's investment in a Local Partnership, Michigan Beach. The Local Partnership reached a settlement with the City of Chicago during 2002 to complete necessary repairs to the exterior facade of the building. The total estimated cost to complete this project will be advanced to Michigan Beach by the Partnership. Since the Partnership has no remaining investment balance in Michigan Beach, and recovery of the advance is uncertain, the entire amount of the estimated cost was recognized as an impairment loss during the year ended December 31, 2002. During the year ended December 31, 2003, an additional impairment loss of approximately $368,000 was recognized with respect to the Partnership's investment in Michigan Beach due to revised estimates of the cost to complete the repairs required by the City of Chicago. During the year ended December 31, 2003, the Partnership advanced Michigan Beach approximately $504,000 for costs incurred to date. A liability for the remaining advance to be made to the Local Partnership is reflected on the accompanying balance sheet. Subsequent to December 31, 2003, the Partnership advanced Michigan Beach an additional approximately $669,000.

During 2001, the Partnership sold its investment in the Cottonwood Limited Partnership. Of the total proceeds, approximately $221,000 was due to the Partnership as of December 31, 2001. This amount was received during the year ended December 31, 2002.

Other

AIMCO and its affiliates owned 397.0 limited partnership units (the "Units") in the Partnership representing 0.55% of the outstanding Units at December 31, 2003. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Recent Accounting Pronouncements

Effective January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the combined statements of operations in Note 2 have been restated as of January 1, 2002 to reflect the operations of Villa Real and East Ridge Local Partnerships as loss from discontinued operations due to their sale and foreclosure during the year ended December 31, 2003.

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply for financial statements filed after December 15, 2004.

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

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note 1 - Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships. Accordingly, the Partnership accounts for its investments in the Local Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage of 5% to 99%. Distributions of surplus cash from operations from twelve of the Local Partnerships are restricted by the Local Partnerships' Regulatory Agreements with the United States Department of Housing and Urban Development ("HUD"). These restrictions limit the distribution to a percentage, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Partnership. For the other nineteen Local Partnerships distributions of surplus cash are not restricted. The Partnerships are allocated profits and losses and receive distributions from refinancings and sales in accordance with the Local Partnerships' partnership agreements. These agreements usually limit the Partnerships' distributions to an amount substantially less than its ownership percentage in the Local Partnership.

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

ITEM 7.     FINANCIAL STATEMENTS

National Tax Credit Investors II
(a California limited partnership)

LIST OF FINANCIAL STATEMENTS

Report of Ernst & Young, LLP, Independent Auditors

Balance Sheet - December 31, 2003

Statements of Operations - Years ended December 31, 2003 and 2002

Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2003 and 2002

Statements of Cash Flows - Years ended December 31, 2003 and 2002

Notes to Financial Statements

                         Report of Independent Auditors



The Partners
National Tax Credit Investors II

We have audited the accompanying balance sheet of National Tax Credit Investors II as of December 31, 2003, and the related statements of operations, partners' (deficiency) capital and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent 25 percent of the total assets of the Partnership as of December 31, 2003 and the equity in the loss of these limited partnerships represent 24 percent of the total net income of the Partnership for the year ended December 31, 2003. The investee information for these limited partnerships is included in Notes 2 and 7. The financial statements of these limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of National Tax Credit Investors II as of December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.


                                                            /s/Ernst & Young LLP

Greenville, South Carolina
April 20, 2004

                        NATIONAL TAX CREDIT INVESTORS II

                                  BALANCE SHEET
                                 (in thousands)

                                DECEMBER 31, 2003


                            ASSETS

Investments in Local Partnerships (Note 2)                                   $ 7,158
Cash and cash equivalents                                                      1,541
       Total Assets                                                          $ 8,699

        LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
  Accrued liability to a Local Partnership (Notes 2 and 4)                    $ 654

Contingencies (Note 8)

Partners' (Deficiency) Capital:
  General Partners                                               $ (549)
  Limited Partners                                                 8,594       8,045


       Total liabilities and partners' (deficiency) capital                  $ 8,699

                   See Accompanying Notes to Financial Statements


                        NATIONAL TAX CREDIT INVESTORS II

                            STATEMENTS OF OPERATIONS
                    (in thousands, except per interest data)


                                                              Years Ended December 31,
                                                                  2003          2002
Operating income:
  Interest and other income                                       $ 22          $ 41
  Gain on legal settlement (Note 6)                               1,682           108
      Total operating income                                      1,704           149

Operating expenses:
  Management fees - partners (Note 4)                               620           636
  General and administrative (Note 4)                               117           178
  Legal and accounting                                              226         1,844
      Total operating expenses                                      963         2,658

Income (loss) from partnership operations                           741        (2,509)

Impairment loss (Note 2)                                           (368)       (1,624)
Gain on sale of limited partnership interests (Note 2)              798         1,760
Distributions from limited partnerships recognized as
  income (Note 2)                                                    75         1,729
Equity in loss of Local Partnerships and amortization of
  acquisition costs (Note 2)                                       (907)         (995)

Net income (loss)                                                $ 339        $(1,639)

Net income (loss) allocated to general partners (1%)              $ 3          $ (16)
Net income (loss) allocated to limited partners (99%)               336        (1,623)

                                                                 $ 339        $(1,639)

Net income (loss) per limited partnership interest (Note 1)      $ 4.64       $(22.42)

                   See Accompanying Notes to Financial Statements


                        NATIONAL TAX CREDIT INVESTORS II

               STATEMENTS OF CHANGES IN PARTNERS'(DEFICIENCY) CAPITAL
                                 (in thousands)

                                                     General        Limited
                                                     Partner        Partners        Total

Partners' (deficiency) capital at
  December 31, 2001                                  $ (536)        $ 9,881        $ 9,345

Net loss for the year ended December 31, 2002            (16)        (1,623)        (1,639)

Partners' (deficiency) capital at
  December 31, 2002                                     (552)         8,258          7,706

Net income for the year ended December 31, 2003            3            336            339

Partners' (deficiency) capital at
  December 31, 2003                                  $ (549)        $ 8,594        $ 8,045

                   See Accompanying Notes to Financial Statements


                        NATIONAL TAX CREDIT INVESTORS II

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                    Years Ended December 31,
                                                                        2003          2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                    $ 339        $(1,639)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Gain on sale of partnership interest                               (798)       (1,760)
      Equity in loss of limited partnerships and amortization
        of acquisition costs                                              907           995
      Impairment loss                                                     368         1,624
      Decrease in accounts payable and accrued expenses                  (152)         (203)
      Decrease in accrued fees and expenses due to partners            (1,127)       (1,418)
         Net cash used in operating activities                           (463)       (2,401)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of limited partnership interests                     798         2,084
  Proceeds from dilution of interest in local partnership               1,099            --
  Distributions recognized as a reduction of investment
     balance                                                               60           374
  Decrease (increase) in restricted cash                                  267            (2)
  Advances to limited partnerships                                       (622)         (233)
  Repayment of advances by limited partnerships                             3            --
         Net cash provided by investing activities                      1,605         2,223

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from affiliates                                              1,278           200
  Repayment of advances from affiliates                                (1,278)         (200)
         Net cash provided by financing activities                         --            --

NET DECREASE IN CASH AND CASH EQUIVALENTS                               1,142          (178)
CASH AND CASH EQUIVALENTS, beginning of year                              399           577
CASH AND CASH EQUIVALENTS, end of year                                $ 1,541        $ 399

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
  Advances included in accrued liability to a Local Partnership        $ 654         $ 790

                   See Accompanying Notes to Financial Statements


                        NATIONAL TAX CREDIT INVESTORS II

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


Note 1 - Organization and Summary of Significant Accounting Policies

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

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, ("AIMCO"), a publicly traded real estate investment trust, and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties, Inc. and its subsidiaries, including 100% of the outstanding capital stock of NAPICO. Prior to March 11, 2002, Casden Properties, Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting common stock of NAPICO prior to March 11, 2002. The special limited partner of the Partnership ("Special Limited Partner") was PaineWebber TC Partners, L.P., a Virginia limited partnership. During the year ended December 31, 2003, the General Partner discovered that the Special Limited Partner was dissolved prior to 2003. It has no capital balance but it's ownership and allocations percentages were allocated to the limited partners.

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

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and in banks. The Partnership has its cash and cash equivalents on deposit in one concentration account. Such cash and cash equivalents may be in excess of the FDIC insurance limit.

Method of Accounting for Investment in Local Limited Partnerships

The investment in limited partnerships is accounted for on the equity method. Acquisition fees, selection fees and other costs related to the acquisition of the projects have been capitalized as part of the investment account and are being amortized by the straight line method over the estimated lives of the underlying assets, which is generally 30 years.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners' share of net income (loss) by the number of limited partnership units outstanding at the beginning of the year. The number of limited partnership units was 72,404 for both the years ended December 31, 2003 and 2002.

Impairment of Long-Lived Assets

The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. For the year ended December 31, 2002 impairment losses of approximately $1,624,000 were recognized with respect to the investments in two Local Partnerships. For the year ended December 31, 2003 an impairment loss of approximately $368,000 was recognized with respect to the investment balance in one Local Partnership. See "Note 2 - Investments in Local Partnerships" for further information.

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

Recent Accounting Pronouncements

Effective January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the combined statements of operations in Note 2 have been restated as of January 1, 2002 to reflect the operations of Villa Real and East Ridge Local Partnerships as loss from discontinued operations due to their sale and foreclosure during the year ended December 31, 2003.

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning December 15, 2004.

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

Note 2 - Investments in Local Partnerships

As of December 31, 2003 the Partnership holds limited partnership interests in 31 Local Limited Partnerships (the "Local Partnerships"), located in 19 different states. As a limited partner of the Local Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their properties (the "Apartment Complexes"). The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

At December 31, 2003, the Local Partnerships own residential projects consisting of 3,157 apartment units.

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

As of December 31, 2003, the investment balance in 21 of the 31 Local Partnerships had been reduced to zero.

The following is a summary of the investments in and advances to Local Partnerships for the year ended December 31, 2003(in thousands):

Balance, beginning of year                          $ 9,109
Advances to local partnerships                          118
Repayment of advances to local partnerships              (3)
Dilution of interest                                 (1,099)
Equity in losses of limited partnerships               (907)
Distributions recognized as a reduction
  of investment balance                                 (60)
Investments balance, end of year                    $ 7,158

The difference between the investment per the accompanying balance sheets at December 31, 2003 and the equity per the Local Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Partnerships, costs capitalized to the investment account, cumulative distributions recognized as income, the Partnership's recording of capital contributions payable to the Local Partnerships in its investment balance and recognition of impairment losses.

Selected financial information from the combined balance sheet and the combined results of operations of the Local Partnerships at December 31, 2003 and for the years ended December 31, 2003 and 2002:

                        CONDENSED COMBINED BALANCE SHEET
                        OF THE LOCAL LIMITED PARTNERSHIPS
                                 (in thousands)

                                                             December 31, 2003
Assets:
  Land                                                            $ 6,303
  Buildings and improvements, net of accumulated
    depreciation of approximately $52,275                          70,367
  Other assets                                                      7,945
      Total assets                                                $84,615

Liabilities and Partners' Deficit:
  Liabilities:
    Mortgage notes payable                                        $69,081
    Other liabilities                                              18,283

Partners' Deficit:                                                 (2,749)
  Total liabilities and Partners' Deficit                         $84,615

                    CONDENSED COMBINED RESULTS OF OPERATIONS
                        OF THE LOCAL LIMITED PARTNERSHIPS
                                 (in thousands)

                                                         Years Ended December 31,
                                                           2003             2002
                                                                         (Restated)
Total revenues                                           $17,094          $16,432

Expenses:
  Interest                                                 4,971            4,951
  Depreciation and amortization                            4,294            4,117
  Operating expenses                                      11,097           10,158
    Total expenses                                        20,362           19,226

Loss from continuing operations                           (3,268)          (2,794)
Loss from discontinued operations                             --             (148)

Net loss                                                 $(3,268)         $(2,942)

Net loss allocable to the Partnership                    $(2,893)         $(2,568)

Effective January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the combined statements of operations in Note 2 have been restated as of January 1, 2002 to reflect the operations of Villa Real and East Ridge Local Partnerships as loss from discontinued operations due to their sale and foreclosure during the year ended December 31, 2003.

An affiliate of the General Partner is currently the Local Operating General Partner in certain of the Local Partnerships included above, and another affiliate receives property management fees of approximately 5 percent of gross revenues from certain of the Local Partnerships (See "Note 4 - Transactions with Affiliated Parties").

During the year ended December 31, 2003, the Partnership diluted its investment in the Rancho del Mar Apartments Limited Partnership from 99% to 66.4%. The proceeds received for this dilution of approximately $1,017,000 reduced the Partnership's investment balance in the Local Partnership.

One of the Local Limited Partnerships, East Ridge Apartments, filed for bankruptcy in December 2002 in an effort to restructure its debt. The property was lost to foreclosure in June 2003. The Partnership's investment balance in this Local Limited Partnership had previously been reduced to zero so this action had no effect on the Partnership's investment balance on the accompanying balance sheet.

During the year ended December 31, 2003, a Local Partnership, Villa Real, sold its investment property. As the Partnership had no investment balance related to this Local Partnership, the proceeds of approximately $793,000 were reported as gain on sale of limited partnership interest.

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

During the year ended December 31, 2002, the Partnership received approximately $108,000 from one of the parties involved in this legal action as part of a settlement agreement. Approximately $1,492,000 of its share of the refinancing proceeds of Quivira Limited Partnership were received during August 2002. The Partnership obtained judgments totaling approximately $4,800,000 against certain defendants in 2002. During the year ended December 31, 2003, the Partnership received approximately $1,682,000 from the parties involved in this legal action as part of a global settlement agreement with the local general partner. As part of the settlement agreement, the Partnership expects to receive additional payments from the defendants over the next five years.

During the year ended December 31, 2002, the Partnership diluted its investment in the Sheboygan Regency House Limited Partnership leaving a 9.91% interest in this Local Partnership. Total proceeds received in connection with the transaction were $247,000. After recognizing approximately $105,000 as a reduction of investment balance, the Partnership's investment balance in Sheboygan Regency House Limited Partnership had been reduced to zero. The remaining proceeds of approximately $144,000 were reported as gain on sale of limited partnership interest on the accompanying statement of operations.

During the year ended December 31, 2002, the Partnership sold its investment in the Cottages of North St. Paul. As the Partnership had no investment balance related to this Local Partnership, the proceeds of approximately $5,000 and $1,616,000 that were received during the years ended December 31, 2003 and 2002, respectively, were reported as gain on sale of limited partnership interest on the accompanying statement of operations.

In November 2002, the General Partner closed a transaction with the Local General Partner of Pineview Terrace for a dilution of the Partnership's investment, giving the Local General Partner 100% of the cash flow and 50% of any sale or refinance proceeds in the Pineview Terrace Local Limited Partnership. In return, the General Partner received a distribution of approximately $500,000 from the Local General Partner. Approximately $237,000 of this distribution was recognized as income during the year ended December 31, 2002, while approximately $263,000 was recognized as a reduction of the remaining investment balance in Pineview Terrace Limited Partnership which reduced the balance to zero.

During the year ended December 31, 2002, an impairment charge of $834,000 was recognized with respect to the investment in one Local Partnership, Wedgewood Commons. In June 2003, the Partnership diluted its investment in Wedgewood Commons from 99% to 18.99%. The Partnership realized approximately $81,000 from this dilution, which reduced the investment value.

During the year ended December 31, 2002, an impairment loss of $790,000 was recognized with respect to the Partnership's investment in a Local Partnership, Michigan Beach. The Local Partnership reached a settlement with the City of Chicago during 2002 to complete necessary repairs to the exterior facade of the building. The total estimated cost to complete this project will be advanced to Michigan Beach by the Partnership. Since the Partnership has no remaining investment balance in Michigan Beach, and recovery of the advance is uncertain, the entire amount of the estimated cost was recognized as an impairment loss during the year ended December 31, 2002. During the year ended December 31, 2003, an additional impairment loss of approximately $368,000 was recognized with respect to the Partnership's investment in Michigan Beach due to revised estimates of the cost to complete the repairs required by the City of Chicago. During the year ended December 31, 2003, the Partnership advanced Michigan Beach approximately $504,000 for costs incurred to date. A liability for the remaining advance to be made to the Local Partnership is reflected on the accompanying balance sheet. Subsequent to December 31, 2003, the Partnership advanced Michigan Beach an additional approximately $669,000.

During 2001, the Partnership sold its investment in the Cottonwood Limited Partnership. Of the total proceeds, approximately $221,000 was due to the Partnership as of December 31, 2001. This amount was received during the year ended December 31, 2002.

Note 3 - Restricted Cash

Restricted cash represented funds in escrow to be used to fund operating deficits, if any, of one of the Local Partnerships, as defined in the Limited Partnership Agreement. The escrow requirement was removed with the dilution agreement signed for Rancho Del Mar during the year ended December 31, 2003.

Note 4 - Transactions with Affiliated Parties

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner for the following fees:

(a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner. For the years ended December 31, 2003 and 2002, partnership management fees in the amount of approximately $620,000 and $636,000, respectively, were recorded as an expense.

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

(c) The Partnership reimburses NAPICO for certain expenses. The reimbursements to NAPICO were approximately $60,000 and $63,000 for the years ended December 31, 2003 and 2002, respectively, and are included in general and administrative expenses.

NTC-II or another affiliate of the General Partner is the Local Operating General Partner in ten of the Partnership's 31 Local Partnerships. In addition, NTC-II is typically either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner is currently managing four properties owned by Local Partnerships. The Local Partnerships pay the affiliate property management fees in the amount of five percent of their gross rental revenues and data processing fees. The amounts paid were approximately $231,000 and $125,000 for the years ended December 31, 2003 and 2002, respectively.

During the year ended December 31, 2002, an affiliate of the General Partner advanced approximately $200,000 to the Partnership for operating expenses. This advance was non-interest bearing and was repaid during the year ended December 31, 2002.

During the year ended December 31, 2003, an affiliate of the General Partner advanced approximately $1,278,000 to the Partnership for operating expenses and advances to Michigan Beach. This advance bore interest at prime plus 2% and was repaid during the year ended December 31, 2003. Interest expense during the year ended December 31, 2003 was approximately $7,000.

AIMCO and its affiliates owned 397.0 limited partnership units (the "Units") in the Partnership representing 0.55% of the outstanding Units at December 31, 2003. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

A reconciliation follows:

                                                  Years Ended December 31,
                                                     2003            2002
                                                       (in thousands)

Net income (loss) per financial statements          $ 339          $(1,639)
  Other                                             (2,714)         (1,561)
  Gain on foreclosure of Partnership interest          190          (2,772)
Loss per tax return                                 (2,185)         (5,972)

Loss per limited partnership interest              $(29.90)        $(81.55)

The following is a reconciliation between the Partnership's reported amounts and the federal tax basis of net assets:

                                                   December 31, 2003
                                                     (in thousands)
      Net assets as reported                            $ 8,045
      Add (deduct):
        Deferred offering costs                            9,367
        Investment in Partnerships                       (14,382)
        Other                                              6,044
      Net assets - federal tax basis                    $ 9,074

Note 6 - Gain on Legal Settlement

During 2001, the Partnership and an affiliated partnership filed a suit against several parties for breach of fiduciary duties and breach of the partnership agreements of Quivera Limited Partnership, in which the Partnership has invested, and another Limited Partnership in which the affiliated partnership is invested. The property in each respective Limited Partnership had been refinanced during 2001; however, the proceeds from the refinancing were being held within the Local Partnerships instead of being distributed.

On June 28, 2002, the Partnership received approximately $108,000 from the judgment arising from the conclusions of the lawsuit. This amount is shown as gain on legal settlement for the year ended December 31, 2002.

On August 6, 2002, the Partnership received approximately $1,492,000 as its share of the refinancing proceeds of Quivera Limited Partnership. This amount is reported as distribution from limited partnerships recognized as income during the year ended December 31, 2002 as the Partnership's investment in this Limited Partnership was zero.

During the year ended December 31, 2003, the Partnership received approximately $1,682,000 from the parties involved in this legal action in a global settlement agreement with the local general partner in full satisfaction of the judgment. This amount is shown as gain on legal settlement for the year ended December 31, 2003.

Note 7 - Real Estate and Accumulated Depreciation of Local Limited Partnerships in which NTCI-II has Invested (in thousands)

                                                  Buildings
                                                     And
                                                   Related
                                                  Personal                 Accumulated
        Description         Encumbrances  Land    Property      Total     Depreciation

Ashville Equity (Westview)     $ 931     $ 171      $ 647       $ 818         $ 116
Columbus Junction Park            644        40        803         843           304
Countryside Place               4,242       470      8,307       8,777         3,709
Edgewood Apts.                  1,591       158      3,895       4,053         1,859
Fourth Street                     950       242      4,219       4,461         1,826
Germantown Apts.                2,282       210      4,609       4,819         2,258
Great Basin Assoc.                579       143      1,396       1,539           692
Grimes Park Apts.                 455        50        537         587           209
Jamestown Terrace               2,841       298      3,501       3,799         1,131
Jefferson Meadows               3,212        85      4,956       5,041         2,489
Kentucky River                    885       149      2,013       2,162           689
Lincoln Grove                     516       118      3,977       4,095         1,347
Meadowlakes                     1,229       136      3,935       4,071         1,885
Michigan Beach                  6,126       792      5,499       6,291           690
Nickel River (Wedgewood)        1,580       140      3,049       3,189         1,116
Norwalk Park Apts.                424        51        483         534           200
Oakview Apts.                   1,305        81      3,620       3,701         1,523
Palm Springs View Apts.         5,082       901      6,744       7,645         2,656
Pam Apts.                       1,200        50      2,652       2,702         1,883
Parkwood Landing                4,168       720      9,226       9,946         4,331
Pensacola Affordable            1,250       252      1,848       2,100           860
Pineview Terrace                2,717        82      3,241       3,323         1,075
Quivira Place                   6,525       100     13,266      13,366         6,052
Rancho del Mar                  3,144        75      8,101       8,176         3,201
Salem Park Apts.                2,468       204      4,293       4,497         2,283
Sheboygan                       1,412        47      2,575       2,622         1,189
Sitka III (Spruce Grove)        1,157        42      1,476       1,518           704
Soldotna (Northwood Senior)     1,466        59      1,904       1,963           629
Torres de Plata II              3,039       158      3,845       4,003         1,892
Virginia Park Meadows           3,161        78      4,961       5,039         2,478
Westbridge Apts.                2,500       201      3,064       3,265           999
Total                         $69,081    $6,303   $122,642    $128,945       $52,275


      Reconciliation of real estate

                                                      Years Ended December 31,
                                                         2003           2002
                                                           (in thousands)

Balance at beginning of period                         $135,753       $145,578
Additions (retirements) during the period                 1,172           (374)
Disposals of rental properties                           (7,980)        (9,152)
Impairment losses on rental properties                       --           (299)
Balance at end of period                               $128,945       $135,753

        Reconciliation of accumulated depreciation

                                                      Years Ended December 31,
                                                         2003           2002
                                                           (in thousands)

Balance at beginning of period                          $50,424       $50,268
Depreciation expense for the period                       4,294         4,395
Disposals of rental properties                           (2,443)       (4,239)
Balance at end of period                                $52,275       $50,424

Note 8 - Contingencies

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interest in Real Estate Associates Limited III (an affiliated partnership in which National Partnership Investments Corp. ("NAPICO") is the General Partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the General Partner) commenced an action against the Partnership, NAPICO and certain other defendants. The claims included, but were not limited to, claims for breaches of fiduciary duty to the limited partners of certain NAPICO-managed partnerships and violations of securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties, Inc., organized by an affiliate of NAPICO. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the General Partner) commenced a virtually identical action against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action.

On April 29, 2003, the court entered judgment against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty, both amounts plus interest of approximately $25.6 million, and for punitive damages against NAPICO in the amount of $2.6 million.

On August 11, 2003, Apartment Investment and Management Company ("AIMCO") and NAPICO entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. The principal terms of the Stipulation of Settlement include, among other things (1) payments in both cash ($29 million) and stock ($19 million) by Alan I. Casden, on behalf of himself, NAPICO and other defendants, to the Plaintiffs, (2) guaranteed payments in an aggregate amount of $35 million ($7 million per year for 5 years), plus interest, by NAPICO to the Plaintiffs, (3) a release of claims of all parties associated with the litigation and (4) joint agreement by the parties to request that a new judgment be entered in the litigation to, among other things, expunge the judgment originally entered against NAPICO and the other defendants.

In connection with the Stipulation of Settlement, on August 12, 2003, NAPICO and AIMCO executed a Settlement Agreement (the "Settlement Agreement") with the prior shareholders of Casden Properties, Inc. The principal terms of the
Settlement Agreement include, among other things, that (1) NAPICO will voluntarily discontinue the action it commenced on May 13, 2003 against the former shareholders of Casden Properties, Inc. and other indemnitors in the Casden Merger, (2) Alan I. Casden and certain related entities will resolve certain pending claims for indemnification made by NAPICO, AIMCO and their affiliates, (3) AIMCO or an affiliate will provide $25 million of the $29 million in cash that Alan I. Casden is obligated to provide under the Stipulaton of Settlement in exchange for 531,915 shares of AIMCO Class A Common Stock owned by The Casden Company, and (4) The Casden Company will promise to pay to NAPICO an aggregate amount of $35 million ($7 million per year for 5 years), plus interest, on a secured, nonrecourse basis. The Casden Company can prepay its obligation set forth in item (4) above in shares of AIMCO Class A Common Stock having a value based on the greater of $47 per share or the market value of such shares at the time of payment.

On December 30, 2003, the Stipulation of Settlement with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of litigation against the Registrant, National Partnership Investments Corp. ("NAPICO") and certain other defendants became effective in accordance with its terms. In addition, on December 30, 2003, the Settlement Agreement with the prior shareholders of Casden Properties, Inc., NAPICO and Apartment Investment and Management Company ("AIMCO") also closed in accordance with its terms.

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

During the year ended December 31, 2002, the Partnership received approximately $108,000 from one of the parties involved in this legal action as part of a settlement agreement. Approximately $1,492,000 of its share of the refinancing proceeds of Quivira Limited Partnership were received during August 2002. The Partnership obtained judgments totaling approximately $4,800,000 against certain defendants in 2002. During the year ended December 31, 2003, the Partnership received approximately $1,682,000 from the parties involved in this legal action as part of a global settlement agreement with the local general partner. As part of the settlement agreement, the Partnership expects to receive additional payments from the defendants over the next five years.

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

During the year ended December 31, 2002, an impairment loss of $790,000 was recognized with respect to the Partnership's investment in a Local Partnership, Michigan Beach. The Local Partnership reached a settlement with the City of Chicago during 2002 to complete necessary repairs to the exterior facade of the building. The total estimated cost to complete this project will be advanced to Michigan Beach by the Partnership. Since the Partnership has no remaining investment balance in Michigan Beach, and recovery of the advance is uncertain, the entire amount of the estimated cost was recognized as an impairment loss during the year ended December 31, 2002. During the year ended December 31, 2003, an additional impairment loss of approximately $368,000 was recognized with respect to the Partnership's investment in Michigan Beach due to revised estimates of the cost to complete the repairs required by the City of Chicago. During the year ended December 31, 2003, the Partnership advanced Michigan Beach approximately $504,000 for costs incurred to date. A liability for the remaining advance to be made to the Local Partnership is reflected on the accompanying balance sheet. Subsequent to December 31, 2003, the Partnership advanced Michigan Beach an additional approximately $669,000.

In addition to the litigation discussed above, the General Partner is involved in various other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

Note 9 - Fourth Quarter Adjustment

The Partnership's policy is to record equity in loss from Local Partnerships on a quarterly basis, using interim financial information provided by the operating general partners of the Local Partnerships. For the first three quarters of 2003, the equity in loss from Local Partnerships was based on these estimated amounts. During the fourth quarter of 2003, the Partnership recorded an adjustment to the equity in loss from Local Partnerships of approximately $623,000 due to a difference in the estimated losses and the actual losses incurred by the Local Partnerships for the year. The actual equity in loss from Local Partnerships for the year ended December 31, 2003 was approximately $907,000, as compared to the estimated equity in loss from Local Partnerships for the nine months ended September 30, 2003 of approximately $218,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8A.    CONTROLS AND PROCEDURES

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

National Tax Credit Investors II (the "Partnership" or the "Registrant") has no directors. The general partner responsible for conducting the business of the Partnership is National Partnership Investments Corp a California Corporation ("NAPICO" or the "General Partner").

The names and ages of, as well as the positions and offices held by, the present directors and officers of NAPICO are set forth below: The General Partner manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. There are no family relationships between or among any directors or officers.

Peter K. Kompaniez              59    Director
David R. Robertson              38    President, Chief Executive Officer
                                        and Director
Charles McKinney                52    Senior Vice President and Director
                                        of Asset Management
Jeffrey H. Sussman              38    Senior Vice President, General
                                        Counsel and Secretary
Brian H. Shuman                 41    Senior Vice President and Chief
                                        Financial Officer

Peter K. Kompaniez has been Director of the Corporate General Partner since April 1, 2002. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the Corporate General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

David R. Robertson has been President, Chief Executive Officer and a Director of the Corporate General Partner since October 2002. Mr. Robertson has been an Executive Vice President of AIMCO since February 2002, and was appointed President and Chief Executive Officer of AIMCO Capital in October 2002. Mr. Robertson is responsible for property operations, asset management and transaction activities within AIMCO Capital's portfolio of affordable properties, and for redevelopment and construction activities for both the conventional and affordable property portfolios. Since February 1996, Mr. Robertson has been Chairman and Chief Executive Officer of Robeks Corporation, a privately held chain of specialty food stores.

Charles McKinney has been Senior Vice President and Director of Asset Management of the Corporate General Partner and AIMCO Capital since January 2003 and has overall responsibility for monitoring the construction, lease-up, operations and compliance issues for all assets constituting a part of AIMCO's affordable portfolio. Mr. McKinney joined AIMCO as Vice President of Transactions in the Affordable Group in June 2002 and had responsibility for value added dispositions of affordable properties in the Western portion of the United States. From September 2000 through May 2002, Mr. McKinney was Managing Underwriter for Real Estate Recovery, Inc. where he was responsible for the real estate loan underwriting and loan review for the company's clients. From March 1998 through August 2000, Mr. McKinney was the Executive Managing Director of American Capital Advisors, Inc. an investment banking company.

Jeffrey H. Sussman has been Senior Vice President, General Counsel and Secretary of the Corporate General Partner since joining NAPICO in 1998. Mr. Sussman is responsible for the legal affairs of NAPICO and its affiliates. Prior to joining NAPICO in 1998, Mr. Sussman was an associate with the law firm of Rus, Miliband, Williams & Smith in Irvine, California. His practice emphasized real estate finance and insolvency law and included the representation of borrowers, lenders, and court-appointed trustees in matters involving apartment complexes, retail centers and hotels.

Brian H. Shuman has been Senior Vice President and Chief Financial Officer of the Corporate General Partner since joining NAPICO in 2000. Mr. Shuman is responsible for the financial affairs of NAPICO as well as the limited partnership sponsored by it. From 1996 until joining NAPICO in August 2000, Mr. Shuman was Vice President - Finance for Preferred Health Management Inc., the largest provider of worker compensation diagnostic imaging services in California formed in 1996, and was responsible for establishing and managing the accounting, billing, collection, treasury and financial reporting departments.

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that Brian H. Shuman meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

ITEM 10.    EXECUTIVE COMPENSATION

Neither the director nor the officers received any remuneration from the Registrant for the year ended December 31, 2003.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)   Security Ownership of Certain Beneficial Owners

      The General Partners own all of the outstanding general partnership interests of NTCI II. Except as noted below, no person or entity is known to own beneficially in excess of 5 percent of the outstanding limited partnership interests.

         Entity                             Number of Units    Percentage

         AIMCO Properties, L.P.
           (an affiliate of AIMCO)               397.0           0.55%

AIMCO Properties, L.P. is indirectly, ultimately controlled by AIMCO. Its business address is 4582 Ulster St. Parkway, Suite 1100, Denver, CO 80237.

(b) None of the officers or directors of the General Partner own directly or beneficially any limited partnership interests in NTCI II.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner for the following fees:

(a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner. For the years ended December 31, 2003 and 2002, partnership management fees in the amount of approximately $620,000 and $636,000, respectively, were recorded as an expense.

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

(c) The Partnership reimburses NAPICO for certain expenses. The reimbursements to NAPICO were approximately $60,000 and $63,000 for the years ended December 31, 2003 and 2002, respectively, and are included in general and administrative expenses.

NTC-II or another affiliate of the General Partner is the Local Operating General Partner in ten of the Partnership's 31 Local Partnerships. In addition, NTC-II is typically either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner is currently managing four properties owned by Local Partnerships. The Local Partnerships pay the affiliate property management fees in the amount of five percent of their gross rental revenues and data processing fees. The amounts paid were approximately $231,000 and $125,000 for the years ended December 31, 2003 and 2002, respectively.

During the year ended December 31, 2002, an affiliate of the General Partner advanced approximately $200,000 to the Partnership for operating expenses. This advance was non-interest bearing and was repaid during the year ended December 31, 2002.

During the year ended December 31, 2003, an affiliate of the General Partner advanced approximately $1,278,000 to the Partnership for operating expenses and advances to Michigan Beach. This advance bore interest at prime plus 2% and was repaid during the year ended December 31, 2003. Interest expense during the year ended December 31, 2003 was approximately $7,000.

AIMCO and its affiliates owned 397.0 limited partnership units (the "Units") in the Partnership representing 0.55% of the outstanding Units at December 31, 2003. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

            Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            Exhibit 99.1, Independent Auditors' Report for Ashville Equity Limited Partnership (Westview)

            Exhibit 99.2, Independent Auditors' Report for Columbus Junction Park, Limited Partnership

            Exhibit 99.3, Independent Auditors' Report for Fourth Street Apartment Investors

            Exhibit 99.4, Independent Auditors' Report for Grimes Park Apartments, L.P.

            Exhibit 99.5, Independent Auditors' Report for Jamestown Terrace

            Exhibit 99.6, Independent Auditors' Report for Jefferson Meadows Limited Dividend Housing Assoc.

            Exhibit 99.7, Independent Auditors' Report for Kentucky River Apartments, Ltd.

            Exhibit 99.8, Independent Auditors' Report for Wynnefield Lincoln Grove Limited Partnership

            Exhibit 99.9, Independent Auditors' Report for Michigan Beach Limited Partnership

            Exhibit 99.10, Independent Auditors' Report for Nickel River Investment

            Exhibit 99.11, Independent Auditors' Report for Norwalk Park Apartments, L. P.

            Exhibit 99.12, Independent Auditors' Report for Palm Springs View Apartments, Ltd.

            Exhibit 99.13, Independent Auditors' Report for Pampa Partnership Limited

            Exhibit 99.14, Independent Auditors' Report for Huntsville Properties Limited Partnership (Parkwood Landing)

            Exhibit 99.15, Independent Auditors' Report for Northwestern Partners, Ltd. (Pensacola Affordable)

            Exhibit 99.16, Independent Auditors' Report for Pineview Terrace I Limited Partnership

            Exhibit 99.17, Independent Auditors' Report for Salem Park

            Exhibit 99.18, Independent Auditors' Report for Torres Del Plata II Limited Partnership

            Exhibit 99.19, Independent Auditors' Report for Virginia Park Meadows Limited Dividend Housing A

            Exhibit 99.20, Independent Auditors' Report for Pen-Hill-Co Limited Partnership (Westbridge Apartments)

         b) Reports on Form 8-K filed during the quarter ended December 31, 2003:

            Current Report on Form 8-K dated November 24, 2003 and filed with the Securities and Exchange Commission on November 26, 2003 disclosing the Stipulation of Settlement relating to the settlement of litigation against NAPICO as the Corporate General Partner of the Partnership.

            Current Report on Form 8-K dated December 30, 2003 and filed with the Securities and Exchange Commission on January 2, 2004 disclosing the Stipulation of Settlement relating to the settlement of litigation against NAPICO as the Corporate General Partner of the Partnership.

Item 14.    Principal Accounting Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $44,000 and $28,000 for 2003 and 2002, respectively, and paid Deloitte and Touche LLP approximately $5,000 for 2002.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services of approximately $26,000 for both 2003 and 2002.

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


                                    NATIONAL TAX CREDIT INVESTORS II
                                    (a California limited partnership)


                                    By:   National Partnership Investments Corp.
                                          General Partner


                                    By:   /s/David R. Robertson
                                          David R. Robertson
                                          President, Chief Executive Officer
                                          and Director


                                    By:   /s/Brian H. Shuman
                                          Brian H. Shuman
                                          Senior Vice President and
                                          Chief Financial Officer


                                    Date: May 5, 2004


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Peter K. Kompaniez         Director                      Date: May 5, 2004
Peter K. Kompaniez


/s/David R. Robertson         President, Chief Executive    Date: May 5, 2004
David R. Robertson            Officer and Director


/s/Brian H. Shuman            Senior Vice President and     Date: May 5, 2004
Brian H. Shuman               Chief Financial Officer

                        NATIONAL TAX CREDIT INVESTORS II
                                  EXHIBIT INDEX

Exhibit     Description of Exhibit

   3 Partnership Agreement (herein incorporated by reference to the Partnership's Form S-11 Registration No. 33-27658)

   31.1     Certification  of equivalent of Chief Executive  Officer pursuant to
            Securities  Exchange  Act  Rules  13a-14(a)/15d-14(a),   as  Adopted
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2     Certification  of equivalent of Chief Financial  Officer pursuant to
            Securities  Exchange  Act  Rules  13a-14(a)/15d-14(a),   as  Adopted
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.1 Independent Auditors' Report for Ashville Equity Limited Partnership (Westview)

   99.2 Independent Auditors' Report for Columbus Junction Park, Limited Partnership

   99.3     Independent Auditors' Report for Fourth Street Apartment Investors

   99.4     Independent Auditors' Report for Grimes Park Apartments, L.P.

   99.5     Independent Auditors' Report for Jamestown Terrace

   99.6 Independent Auditors' Report for Jefferson Meadows Limited Dividend Housing Assoc.

   99.7     Independent Auditors' Report for Kentucky River Apartments, Ltd.

   99.8 Independent Auditors' Report for Wynnefield Lincoln Grove Limited Partnership

   99.9     Independent Auditors' Report for Michigan Beach Limited Partnership

   99.10    Independent Auditors' Report for Nickel River Investment

   99.11    Independent Auditors' Report for Norwalk Park Apartments, L. P.

   99.12    Independent Auditors' Report for Palm Springs View Apartments, Ltd.

   99.13    Independent Auditors' Report for Pampa Partnership Limited

   99.14 Independent Auditors' Report for Huntsville Properties Limited Partnership (Parkwood Landing)

   99.15 Independent Auditors' Report for Northwestern Partners, Ltd. (Pensacola Affordable)

   99.16    Independent Auditors' Report for Pineview Terrace I Limited
            Partnership

   99.17    Independent Auditors' Report for Salem Park

   99.18    Independent Auditors' Report for Torres Del Plata II Limited
            Partnership

   99.19 Independent Auditors' Report for Virginia Park Meadows Limited Dividend Housing A

   99.20 Independent Auditors' Report for Pen-Hill-Co Limited Partnership (Westbridge Apartments)

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

Date:  May 5, 2004

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

Date:  May 5, 2004

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



In connection with the Annual Report on Form 10-KSB of National Tax Credit Investors II (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  May 5, 2004


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  May 5, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Exhibit 99.1

To the Partners
Ashville Equity Limited Partnership

We have audited the accompanying balance sheet of Ashville Equity Limited Partnership as of December 31, 2003 and the related statements of operations, changes in partners' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

in our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Ashville Equity Limited Partnership as of December 31, 2003 and the results of its operations and its cash flows for the year ended in conformity with U.S. generally accepted accounting principles.

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

/s/Altschuler, Melvoin and Glasser LLP
Los Angeles, California
February 18, 2004

Exhibit 99.2

Independent Auditor's Report

To the Partners
Columbus Junction Park, Limited Partnership
Beverly Hills, California

We have audited the accompanying balance sheets of Columbus Junction Park, Limited Partnership as of December 31, 2003 and 2002, and the related statements of income, partners' (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Columbus Junction Park, Limited Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/McGladrey & Pullen, CPA
Des Moines Iowa
January 15, 2004

Exhibit 99.3

Independent Auditors' Report


To the Partners
Fourth Street Apartments Investors, A California Limited Partnership


      We have audited the accompanying balance sheets of Fourth Street Apartment Investors, A California Limited Partnership as of December 31, 2003 and 2002, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a text basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fourth Street Apartment Investors, a California Limited Partnership as of December 31, 2003 and 2002, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/Reznick Fedder & Silverman
Sacramento, California
January 27, 2004

Exhibit 99.4

Independent Auditor's Report

To the Partners
Grimes Park, Limited Partnership
Beverly Hills, California

We have audited the accompanying balance sheets of Grimes Park, Limited Partnership as of December 31, 2003 and 2002, and the related statements of income, partners' (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Grimes Park Apartments, Limited Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/McGladrey & Pullen, LLP, CPA
Des Moines Iowa
January 15, 2004

Exhibit 99.5

Independent Auditor's Report

To the Partners
Jamestown Terrace, a California Limited Partnership

We have audited the accompanying balance sheets of Jamestown Terrace, Recd Project No. 04-055-0363605470, as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used in significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JAMESTOWN TERRACE as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Accounting Standards, we have also issued our reports dated January 19, 2004 on our consideration of the Partnership's internal control and on our tests of its compliance with laws, regulations, contracts and grants. These reports are an integral part of the audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of the audit.

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

/s/Rockoff, Harlan, Rasof, Ltd. CPA
Skokie, Illinois
January 19, 2004

Exhibit 99.6

Independent Auditor's Report



To the Partners
Jefferson Meadows Limited Dividend
Housing Association Limited Partnership

We have audited the  accompanying  balance  sheet of Jefferson  Meadows  Limited
Dividend Housing Association Limited Partnership (a Michigan limited partnership), MSHDA Development No. 848, as of December 31, 2003, 2002, and 2001, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jefferson Meadows Limited Dividend Housing Association Limited Partnership, MSHDA Development No. 848, as of December 31, 2003, 2002, and 2001, and the results of its operations, changes in partners' equity (deficit), and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 6, 2004, on our consideration of Jefferson Meadows Limited Dividend Housing Association Limited Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. The report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.



/s/Plante & Moran, PLLC
East Lansing, Michigan
February 6, 2004

Exhibit 99.7

Independent Auditors Report

To the Partners
Kentucky River Apartments, Ltd.
A Kentucky Limited Partnership
Winchester, Kentucky

I have audited the accompanying balance sheets of Kentucky River Apartments, Ltd., a Kentucky Limited Partnership, as of December 31, 2003 and 2002, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kentucky River Apartments, Ltd., a Kentucky Limited Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended in conformity with accounting principles generally accepting in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 and 10 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Donald W. Causey, CPA, P.C.
Gadsden, Alabama
February 14, 2004

Exhibit 99.8

Independent Auditors' Report


To the Partners
Wynnefield Lincoln Grove Limited Partnership


      We have audited the accompanying balance sheet of Wynnefield Lincoln Grove Limited Partnership as of December 31, 2003, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wynnefield Lincoln Grove Limited Partnership as of December 31, 2003, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

      In accordance with Government Auditing Standards, we have also issued a report dated January 21, 2004 on our consideration of Wynnefield Lincoln Grove Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.


/s/Reznick Fedder & Silverman
Charlotte, North Carolina
January 21, 2004

Exhibit 99.9

Independent Auditors' Report

To the Partners
Michigan Beach Limited Partnership

We have audited the accompanying balance sheets of Michigan Beach Limited Partnership (a limited partnership), FHA Project No. 071_94030 (the "Partnership"), as of December 31, 2003 and 2002 and the related statements of operations, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Michigan Beach Limited Partnership as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 3, 2004 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

Los Angeles, California
February 3, 2004

Exhibit 99.10

Independent Auditor's Report



To the Partners
Nickel River Investment, A Wisconsin
Limited Partnership


We have audited the accompanying balance sheet of Nickel River Investment, A Wisconsin Limited Partnership as of December 31, 2003 and the related statements of operations, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Nickel River Investment, A Wisconsin Limited Partnership as of December 31, 2002 and 2001, were audited by Stienessen Schlegal & Co., LLC (whose practice became part of Larson, Allen, Weishair & CO., LLP effective November 1, 2003) whose report dated January 15, 2003, expressed an unqualified opinion on those statements.

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

In our opinion, the 2003 financial statements referred to above present fairly, in all material respects, the financial position of Nickel River Investment, A Wisconsin Limited Partnership as of December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



/s/Larson, Allen, Weishair & Co., LLP
Certified Public Accountants
Eau Claire, Wisconsin

March 19, 2004

Exhibit 99.11

Independent Auditor's Report

To the Partners
Norwalk Park Apartments, Limited Partnership
Beverly Hills, California

We have audited the accompanying balance sheets of Norwalk Park Apartments, Limited Partnership as of December 31, 2003 and 2002, and the related statements of income, partners' (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Norwalk Park Apartments, Limited Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/McGladrey & Pullen, LLP, CPA
Des Moines Iowa
January 15, 2004

Exhibit 99.12

Independent Auditors' Report

To the Partners
Palm Springs View Apartments, Ltd.

We have audited the accompanying balance sheets of Palm Springs View Apartments, Ltd. (a limited partnership), FHA Project No. 143_94002_PM (the "Partnership"), as of December 31, 2003 and 2002 and the related statements of operations, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Palm Springs View Apartments, Ltd. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 14, 2004 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/Altschuler, Melvoin and Glasser LLP

Los Angeles, California
February 14, 2004

Exhibit 99.13

January 20, 2004

The Partners
Pampa Partnership Limited
Houston, Texas

We have audited the accompanying Balance Sheets of Pampa Partnership Limited as of December 31, 2003 and 2002, and the related Statements of Operations, Changes in Partners' Capital (Deficit), and Cash Flows for each of the years ended December 31, 2003, 2001 and 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pampa Partnership Limited as of December 31, 2003 and 2002 and the results of its operations and cash flows for each of the years ended December 31, 2003, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/Weinstein Spira & Company, P.C.
Houston, Texas

Exhibit 99.14

                          Independent Auditors' Report

To the Partners
Huntsville Properties, L.P.


We have audited the accompanying balance sheet of HUNTSVILLE PROPERTIES, L.P.(a Georgia limited partnership), as of December 31, 2003,and the related statements of operations, changes in partners' accumulated deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUNTSVILLE PROPERTIES, L.P., as of December 31, 2003, and the results of its operations, changes in partners' accumulated deficit, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/Habif, Arogeti & Wynne LLP
Atlanta, Georgia
February 19, 2004

Exhibit 99.15

Independent Auditor's Report



Northwestern Partners, Ltd.
c/o Mr. James Reeves
Operating General Partner
730 Bayfront Parkway, Suite 4B
Pensacola, Florida 32501


I have audited the accompanying general purpose financial statements of Northwestern Partners, Ltd. (a Florida limited partnership) as of December 31, 2003, as listed in the Table of Contents. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the general purpose financial statements referred to above present fairly, in all material respects, the financial position of Northwestern Partners, Ltd. as of December 31, 2003, and the results of its operations, the changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.




/s/Tom E. Brewster
CERTIFIED PUBLIC ACCOUNTANT
Pensacola, Florida
March 25, 2004

Exhibit 99.16



                          Independent Auditor's Report




To The Partners
Pineview Terrace I, L.P.

We have audited the accompanying balance sheets of PINEVIEW TERRACE I, L.P. (a Texas Limited Partnership) as of December 31, 2003 and 2002, and the related statements of operations, partners' equity/(deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PINEVIEW TERRACE I, L.P. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Dickey, Wolf & Humbard, LLC
Dickey, Wolf & Humbard, LLC
Certified Public Accountants

Harrisonville, MO
January 21, 2004

Exhibit 99.17


                          Independent Auditor's Report


The Partners
Salem Park, A Limited Partnership


We have audited the accompanying balance sheets of Salem Park, A Limited Partnership, as of December 31, 2003 and 2002, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Salem Park, A Limited Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basis financial statements taken as a whole. The supplementary information presented on page 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/Rick J. Tanneberger, CPA, P.A.
Fayetteville, Arkansas
January 27, 2004

Exhibit 99.18

                Independent Auditors' Report On Financial Statements



Partners
Torres del Plata II Limited Partnership
San Juan, Puerto Rico


We have audited the accompanying balance sheets of Torres del Plata II Limited Partnership as of December 31, 2003 and 2002, and the related statements of operations, partners' equity(deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Torres del Plata II Limited Partnership, as of December 31, 2003 and 2002, and the results of its operations, changes in partners' equity (deficiency) and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated January 23, 2004, on our consideration of the Partnership's internal control and on our tests on its compliance with certain provisions of laws, regulations, contracts, loan covenants and agreements. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.



/s/Torres Llompart, Sanchez Ruiz & Co.

January 23, 2004
License No. 169
San Juan, Puerto Rico

Exhibit 99.19

                          Independent Auditor's Report



To the Partners
Virginia Park Meadows Limited Dividend
Housing Association Limited Partnership


We have audited the accompanying balance sheet of Virginia Park Meadows Limited Dividend Housing Association Limited Partnership (a Michigan limited partnership), MSHDA Development No. 849, as of December 31, 2003, 2002, and 2001, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Virginia Park Meadows Limited Dividend Housing Association Limited Partnership, MSHDA Development No. 849, as of December 31, 2003, 2002, and 2001, and the results of its operations, changes in partners' equity (deficit), and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 6, 2004 on our consideration of Virginia Park Meadows Limited Dividend Housing Association Limited Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. The report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/Plante & Moran, PLLC
East Lansing, Michigan
February 6, 2004

Exhibit 99.20

Independent Auditors' Report



To the Partners
Pen-Hill-Co Limited Partnership
Columbia, South Carolina


We have audited the accompanying balance sheets of Pen-Hill-Co Limited Partnership, as of December 31, 2003 and 2002, and the related statements of income, change in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pen-Hill-Co Limited
Partnership, as of December 31, 2003 and 2002, and the results of its operations, changes in partners capital and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated January 26, 2004 on our consideration of Pen-Hill-Co Limited Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Pen-Hill-Co Limited Partnership. Such information has been subjected to the auditing procedures applied to the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




/s/DuRant, Schraibman & Lindsay
Columbia, South Carolina
January 26, 2004