Form 10QSB
period 2004-03-31
NATIONAL TAX CREDIT INVESTORS II
filed 2004-05-14
CIK 859921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

               For the quarterly period ended March 31, 2004


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

                         PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements



                        NATIONAL TAX CREDIT INVESTORS II

                                  BALANCE SHEET

                                 MARCH 31, 2004
                                 (in thousands)
                                   (Unaudited)

                          ASSETS

Investments in local partnerships (Note 2)                                    $ 6,961
Cash and cash equivalents                                                         623
Other assets                                                                       17

     Total Assets                                                             $ 7,601

      LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
   Accounts payable and accrued expenses                                        $ 16

Contingencies (Note 4)

Partners' (deficiency) capital:
   General partner                                              $ (554)
   Limited partners                                              8,139          7,585

     Total liabilities and partners' (deficiency) capital                     $ 7,601


 The accompanying notes are an integral part of these financial statements.


                        NATIONAL TAX CREDIT INVESTORS II

                            STATEMENTS OF OPERATIONS

                  (in thousands, except per interest data)
                                   (Unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                                    2004          2003
Operating Income:
  Interest and other income                                          $ 3          $ --
     Total operating income                                              3            --

Operating Expenses:
  Management fees - partners (Note 3)                                  138           154
  General and administrative (Note 3)                                   34             3
  Legal and accounting                                                  47            64
     Total operating expenses                                          219           221

Loss from partnership operations                                      (216)         (221)

Impairment loss (Note 2)                                               (15)           --
Gain on sale of local partnership interest (Note 2)                     --             5
Distributions from local partnerships recognized as income
  (Note 2)                                                              16            28
Equity in loss of local partnerships and amortization of
  acquisition costs (Note 2)                                          (245)         (270)

Net loss                                                           $ (460)       $ (458)

Net loss allocated to general partner (1%)                          $ (5)         $ (5)
Net loss allocated to limited partners (99%)                          (455)         (453)

                                                                   $ (460)       $ (458)

Net loss per limited partnership interest (Note 1)                 $ (6.28)      $ (6.26)

 The accompanying notes are an integral part of these financial statements.


                        NATIONAL TAX CREDIT INVESTORS II

           STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

                                   (Unaudited)
                      (in thousands, except interest data)


                                        General          Limited
                                        Partner          Partners          Total

Partnership interests                                     72,404

Partners' (deficiency) capital,         $ (549)          $ 8,594          $ 8,045
  December 31, 2003

Net loss for the three months
  ended March 31, 2004                      (5)             (455)            (460)

Partners' (deficiency) capital,
  March 31, 2004                        $ (554)          $ 8,139          $ 7,585


 The accompanying notes are an integral part of these financial statements.


                        NATIONAL TAX CREDIT INVESTORS II

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)

                                                                       Three Months Ended
                                                                           March 31,
                                                                      2004            2003
Cash Flows From Operating Activities:
  Net loss                                                           $ (460)         $ (458)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Equity in loss of local partnerships and amortization
      of acquisition costs                                              245             270
     Gain on sale of local partnership interest                          --              (5)
     Impairment loss                                                     15              --
     Changes in accounts:
      Accounts payable and accrued expenses                              16              16
      Accrued fees due to partners                                      (17)           (145)
         Net cash used in operating activities                         (201)           (322)

Cash Flows From Investing Activities:
  Distributions from local partnerships recognized as a
   reduction of investment balance                                       14              24
  Advances to local partnerships                                       (731)            (58)
  Proceeds from disposal of investment in local partnership              --               5
         Net cash used in investing activities                         (717)            (29)

Cash Flows From Financing Activities:
  Advances from affiliates                                              285              --
  Repayment of advances from affiliates                                (285)             --
         Net cash provided by financing activities                       --              --

Net decrease in cash and cash equivalents                              (918)           (351)
Cash and cash equivalents, beginning of period                        1,541             399

Cash and cash equivalents, end of period                             $ 623            $ 48


 The accompanying notes are an integral part of these financial statements.


                        NATIONAL TAX CREDIT INVESTORS II

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                 MARCH 31, 2004


Note 1 - Organization And Summary Of Significant Accounting Policies

General

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 2003 filed by National Tax Credit Investors II (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2004 and the results of operations and changes in cash flows for the three months ended March 31, 2004 and 2003.

Organization

NTCI II is a limited partnership formed under the California Revised Local Partnership Act as of January 12, 1990. The Partnership was formed to invest primarily in other limited partnerships ("Local Partnerships") which own and operate multifamily housing complexes that are eligible for low income housing federal income tax credits (the "Housing Tax Credit"). The general partner of the Partnership is National Partnership Investments Corp. (the "General Partner" or "NAPICO"), a California corporation. The Partnership shall continue in full force and effect until December, 31, 2030 unless terminated earlier pursuant to the Partnership Agreement or law.

The General Partner has a one percent interest in the operating profits and losses of the Partnership. The limited partners will be allocated the remaining 99 percent interest in proportion to their respective investments. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Method of Accounting for Investment in Local Partnerships

The investment in Local Partnerships is accounted for on the equity method. Acquisition fees, selection fees and other costs related to the acquisition of the projects have been capitalized as part of the investment account and are being amortized by the straight line method over the estimated lives of the underlying assets, which is generally 30 years.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding during the period. The number of limited partner interests was 72,404 for the three months ended March 31, 2004 and 2003.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply to financial statements filed after December 15, 2004.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated Local Partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on cash flow, the Partnership cannot make any definitive conclusion on the impact on net earnings until it completes its evaluation, including an evaluation of the Partnership's maximum exposure to loss.

Note 2 - Investments In Local Partnerships

As of March 31, 2004 the Partnership holds limited partnership interests in 31 Local Partnerships, located in 19 different states. As a limited partner of the Local Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their properties (the "Apartment Complexes"). The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

At March 31, 2004, the Local Partnerships own residential projects consisting of 3,157 apartment units.

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

As of March 31, 2004, the investment balance in 21 of the 31 Local Partnerships had been reduced to zero.

The following is a summary of the investments in and advances to Local Partnerships for the three months ended March 31, 2004 (in thousands):

Balance, beginning of year                          $ 7,158
Advances to Local Partnerships *                         62
Equity in losses of Local Partnerships                 (228)
Distributions recognized as a reduction
  of investment balance                                 (14)
Amortization of capitalized acquisition
  costs and fees                                        (17)

Investments balance at March 31, 2004               $ 6,961

* Excludes $654,000 recognized as a loss in 2003 but not advanced until 2004.

The following are unaudited combined estimated statements of operations for the three months ended March 31, 2004 and 2003 for the Local Partnerships in which the Partnership has investments (in thousands).

                                               Three Months Ended
                                                    March 31,
                                               2004            2003
                                                            (Restated)

Total revenues                               $ 4,274         $ 4,189

Expenses
  Interest                                     1,243           1,252
  Depreciation and amortization                1,074           1,061
  Operating expenses                           2,774           2,665
      Total expenses                           5,091           4,978

Loss from continuing operations                 (817)           (789)
Loss from discontinued operations                 --             (36)

Net loss                                     $ (817)         $ (825)

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the combined statement of operations for the three months ended March 31, 2003 has been restated to reflect the operations of Villa Real and East Ridge Local Partnerships as loss from discontinued operations due to their sale and foreclosure during December 2003 and June 2003, respectively.

One of the Local Partnerships, East Ridge Apartments, filed for bankruptcy in December 2002 in an effort to restructure its debt. The property was lost to foreclosure in June 2003. The Partnership's investment balance in this Local Partnership had previously been reduced to zero so this action had no effect on the Partnership's investment balance on the accompanying balance sheet.

During the year ended December 31, 2003, a Local Partnership, Villa Real, sold its investment property. The Partnership had no investment balance related to this Local Partnership. Proceeds of approximately $793,000 were received in the fourth quarter of 2003.

During the year ended December 31, 2002, the Partnership sold its investment in the Cottages of North St. Paul. As the Partnership had no investment balance related to this Local Partnership, the proceeds of approximately $5,000 received during the three months ended March 31, 2003 were reported as gain on sale of Local Partnership interest.

During the year ended December 31, 2002, an impairment loss of $790,000 was recognized with respect to the Partnership's investment in a Local Partnership, Michigan Beach. The Local Partnership reached a settlement with the City of Chicago during 2002 to complete necessary repairs to the exterior facade of the building. The total estimated cost to complete this project will be advanced to Michigan Beach by the Partnership. Since the Partnership has no remaining investment balance in Michigan Beach, and recovery of the advance is uncertain, the entire amount of the estimated cost was recognized as an impairment loss during the year ended December 31, 2002. During the year ended December 31, 2003, an additional impairment loss of approximately $368,000 was recognized with respect to the Partnership's investment in Michigan Beach due to revised estimates of the cost to complete the repairs required by the City of Chicago. During the three months ended March 31, 2004, an additional impairment loss of approximately $15,000 was recognized. As of March 31, 2004, the Partnership has advanced Michigan Beach approximately $1,173,000.

An affiliate of the General Partner is currently the Local Operating General Partner in certain of the Local Partnerships included above, and another affiliate receives property management fees of approximately 5 percent of gross revenues from certain of the Local Partnerships (See "Note 3 - Related Party Transactions ").

Note 3 - Related Party Transactions

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner for the following fees:

(a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner. For the three months ended March 31, 2004 and 2003, partnership management fees in the amount of approximately $138,000 and $154,000, respectively, were recorded as an expense.

(b) A property disposition fee is payable to the General Partner in an amount equal to the lesser of (i) one-half of the competitive real estate commission that would have been charged by unaffiliated third parties providing comparable services in the area where the apartment complex is located, or (ii) 3 percent of the sale price received in connection with the sale or disposition of the apartment complex or local partnership interest, but in no event will the property disposition fee and all amounts payable to an unaffiliated real estate brokers in connection with any such sale exceed in the aggregate, the lesser of the competitive rate (as described above) or 6 percent of such sale price. Receipt of the property disposition fee will be subordinated to the distribution of sale or refinancing proceeds by the Partnership until the limited partners have received distributions of sale or refinancing proceeds in an aggregate amount equal to (i) their 6 percent priority return for any year not theretofore satisfied (as defined in the Partnership Agreement) and
      (ii) an amount equal to the aggregate adjusted investment (as defined in the Partnership Agreement) of the limited partners. No disposition fees have been paid or accrued.

(c) The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $15,000 for the three months ended March 31, 2004, and is included in general and administrative expenses. There were no reimbursements during the three months ended March 31, 2003.

NTC-II or another affiliate of the General Partner is the Local Operating General Partner in ten of the Partnership's 31 Local Partnerships. In addition, NTC-II is typically either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner is currently managing three properties owned by Local Partnerships. The Local Partnerships pay the affiliate property management fees in the amount of five percent of their gross rental revenues and data processing fees. The amounts paid were approximately $48,000 and $36,000 for the three months ended March 31, 2004 and 2003, respectively.

During the three  months  ended  March 31,  2004,  an  affiliate  of the General
Partner advanced approximately $285,000 to the Partnership for operating expenses and advances to Michigan Beach. This advance bore interest at prime plus 2.0% (6.0% at March 31, 2004) and was repaid during the three months ended March 31, 2004. Interest expense during the three months ended March 31, 2004 was approximately $1,000. There were no advances during the three months ended March 31, 2003.

Note 4 - Contingencies

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

During the year ended December 31, 2002, an impairment loss of $790,000 was recognized with respect to the Partnership's investment in a Local Partnership, Michigan Beach. The Local Partnership reached a settlement with the City of Chicago during 2002 to complete necessary repairs to the exterior facade of the building. The total estimated cost to complete this project will be advanced to Michigan Beach by the Partnership. Since the Partnership has no remaining investment balance in Michigan Beach, and recovery of the advance is uncertain, the entire amount of the estimated cost was recognized as an impairment loss during the year ended December 31, 2002. During the year ended December 31, 2003, an additional impairment loss of approximately $368,000 was recognized with respect to the Partnership's investment in Michigan Beach due to revised estimates of the cost to complete the repairs required by the City of Chicago. During the three months ended March 31, 2004, an additional impairment loss of approximately $15,000 was recognized. As of March 31, 2004, the Partnership has advanced Michigan Beach approximately $1,173,000.

In addition to the litigation discussed above, the General Partner is involved in various other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

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

Liquidity

Some of the properties in which the Partnership has invested, through its investment in other Local Partnerships, receive one or more forms of assistance from the Federal Government. As a result, the Local Partnership's ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans or advances may be restricted by these government assistance programs. These restrictions, however, are not expected to impact the Partnership's ability to meet its cash obligations.

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

It is not expected that any of the Local Partnerships in which the Partnership invests will generate cash from operations sufficient to provide distributions to the Limited Partners in any material amount. Such cash from operations, if any, would first be used to meet operating expenses of the Partnership. The Partnership's investments will not be readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the projects, the Local Partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner. The Partnership's cash reserves as of March 31, 2004 were approximately $623,000.

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

The Partnership does not have the ability to assess Limited Partners for additional capital contributions to provide capital if needed by the Partnership or Local Partnerships. Accordingly, if circumstances arise that cause the Local Partnerships to require capital in addition to that contributed by the Partnership and any equity of the local general partners, the only sources from which such capital needs will be able to be satisfied (other than the reserves available at the Partnership level) will be (i) third-party debt financing (which may not be available if, as expected, the projects owned by the Local Partnerships are already substantially leveraged), (ii) other equity sources (which could adversely affect the Partnership's interest in operating cash flow and/or proceeds of sale or refinancing of the projects which would result in adverse tax consequences to the Limited Partners), or (iii) the sale or disposition of projects. There can be no assurance that any of such sources would be readily available in sufficient proportions to fund the capital requirements of the Local Partnerships. If such sources are not available, the Local Partnerships would risk foreclosure on their projects if they were unable to renegotiate the terms of their first mortgages and any other debt secured by the projects, which would have significant adverse tax consequences to the Limited Partners.

Distributions received from Local Partnerships are recognized as a reduction of the investment balance until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

As of March 31, 2004, the Partnership has cash and cash equivalents of approximately $623,000. Substantially all of this cash is on deposit primarily with high credit quality financial institutions, earning interest. This resulted in the Partnership earning approximately $3,000 in interest income for the three months ended March 31, 2004. There was no interest income recognized in the three months ended March 31, 2003. The amount of interest income varies with the market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

Results of Operations

The Partnership was formed to provide various benefits to its Limited Partners. It is not expected that any of the Local Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to Limited Partners in any material amount. The Partnership accounts for its investments in the Local Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Partnerships. The investments in 21 of the 31 Local Partnerships have been reduced to zero as of March 31, 2004.

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

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Partnership's profits less the Partnership's share of the Local Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships. During the three months ended March 31, 2004, the Partnership recognized equity in loss of approximately $245,000 compared to equity in loss of approximately $270,000 for the three months ended March 31, 2003 from Local Partnerships. The decrease in equity in losses was primarily due to the sale of Villa Real in December 2003 and the loss to foreclosure of East Ridge Apartments during June of 2003. During the three months ended March 31, 2004 and 2003, the Partnership received approximately $16,000 and $28,000, respectively, in distributions from Local Partnerships that were recognized as income in the statements of operations since the Partnership's investment in the Local Partnerships has been reduced to zero.

A recurring partnership expense is the annual partnership management fee. The fee, as defined in the Partnership Agreement, is payable to the General Partner and is calculated at 0.5 percent of the Partnership's invested assets. The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of Partnership affairs. Management fees were approximately $138,000 and $154,000 for the three months ended March 31, 2004 and 2003, respectively.

Operating  expenses,  exclusive  of the  management  fee,  consist  of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $47,000 and $64,000 for the three months ended March 31, 2004 and 2003, respectively. The decrease in the three months ended March 31, 2004 is primarily due to reduced legal fees incurred related to legal cases as discussed in "Item 1. Financial Statements - Note 4". General and administrative expenses were approximately $34,000 and $3,000 for the three months ended March 31, 2004 and 2003, respectively. The increase in general and administrative expenses is primarily due to an increase in costs to communicate with investors.

During the year ended December 31, 2003, a Local Partnership, Villa Real, sold its investment property. The Partnership had no investment balance related to this Local Partnership. Proceeds of approximately $793,000 were received in the fourth quarter of 2003.

During the year ended December 31, 2002, the Partnership sold its investment in the Cottages of North St. Paul. As the Partnership had no investment balance related to this Local Partnership, the proceeds of approximately $5,000 received during the three months ended March 31, 2003 were reported as gain on sale of limited partnership interest.

During the year ended December 31, 2002, an impairment loss of $790,000 was recognized with respect to the Partnership's investment in a Local Partnership, Michigan Beach. The Local Partnership reached a settlement with the City of Chicago during 2002 to complete necessary repairs to the exterior facade of the building. The total estimated cost to complete this project will be advanced to Michigan Beach by the Partnership. Since the Partnership has no remaining investment balance in Michigan Beach, and recovery of the advance is uncertain, the entire amount of the estimated cost was recognized as an impairment loss during the year ended December 31, 2002. During the year ended December 31, 2003, an additional impairment loss of approximately $368,000 was recognized with respect to the Partnership's investment in Michigan Beach due to revised estimates of the cost to complete the repairs required by the City of Chicago. During the three months ended March 31, 2004, an additional impairment loss of approximately $15,000 was recognized. As of March 31, 2004, the Partnership has advanced Michigan Beach approximately $1,173,000.

Other

AIMCO and its affiliates owned 397.0 limited partnership units (the "Units") in the Partnership representing 0.55% of the outstanding Units at March 31, 2004. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, its sole stockholder.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply to financial statements filed after December 15, 2004.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated Local Partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on cash flow, the Partnership cannot make any definitive conclusion on the impact on net earnings until it completes its evaluation, including an evaluation of the Partnership's maximum exposure to loss.

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

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K filed during the quarter ended March 31, 2004:

                  Current Report on Form 8-K dated December 30, 2003 and filed with the Securities and Exchange Commission on January 2, 2004 disclosing the Stipulation of Settlement relating to the settlement of litigation against NAPICO as the General Partner of the Partnership.

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


                                    Date: May 13, 2004

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

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an quarterly report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date:  May 13, 2004

                                    /s/David R. Robertson
                                    David R. Robertson
                                    President  and Chief  Executive  Officer  of
                                    National       Partnership       Investments
                                    Corporation,   equivalent   of   the   chief
                                    executive officer of the Partnership

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

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an quarterly report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date:  May 13, 2004

                                    /s/Brian H. Shuman
                                    Brian H. Shuman
                                    Senior   Vice    President   and   Chief
                                    Financial     Officer    of     National
                                    Partnership   Investments   Corporation,
                                    equivalent   of  the   chief   financial
                                    officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Tax Credit Investors II (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  May 13, 2004


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  May 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.