Form 10QSB
period 2004-06-30
NATIONAL TAX CREDIT INVESTORS II
filed 2004-08-16
CIK 859921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from __________ to __________

                         Commission file number 0-20610


                      NATIONAL  TAX  CREDIT  INVESTORS  II
       (Exact name of small business issuer as specified in its charter)


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

                         PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements

                        NATIONAL TAX CREDIT INVESTORS II

                                  BALANCE SHEET

                                  JUNE 30, 2004
                                 (in thousands)
                                   (Unaudited)


                          ASSETS

Investments in local partnerships (Note 2)                                    $ 6,935
Cash and cash equivalents                                                         381

     Total Assets                                                             $ 7,316

      LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
   Accounts payable and accrued expenses                                        $ 33

Contingencies (Note 5)

Partners' (deficiency) capital:
   General partner                                              $ (557)
   Limited partners                                              7,840          7,283

     Total liabilities and partners' (deficiency) capital                     $ 7,316

 The accompanying notes are an integral part of these financial statements.


                        NATIONAL TAX CREDIT INVESTORS II

                            STATEMENTS OF OPERATIONS

                  (in thousands, except per interest data)
                                   (Unaudited)

                                                    Three Months Ended       Six Months Ended
                                                         June 30,                June 30,
                                                    2004         2003        2004        2003
Operating income:
  Interest and other income                          $ 1         $ 14         $ 4        $ 14
  Gain on legal settlement (Note 4)                    193          --          193          --
    Total operating income                             194          14          197          14

Operating expenses:
  Management fees - partners (Note 3)                  168         156          306         310
  General and administrative (Note 3)                   26          36           60          39
  Legal and accounting                                  42         149           89         213
    Total operating expenses                           236         341          455         562

Loss from partnership operations                       (42)       (327)        (258)       (548)
Impairment loss (Note 2)                              (174)         --         (189)         --
Gain on sale of local partnership interest
  (Note 2)                                              --          --           --           5
Distributions from local partnerships
  recognized as income (Note 2)                         46           8           62          36
Advances made to local partnerships
  recognized as expense                               (218)        (66)        (218)        (66)
Equity in (loss) income of local
  partnerships and amortization of acquisition
    costs (Note 2)                                      86          93         (159)       (177)

Net loss                                           $ (302)      $ (292)     $ (762)     $ (750)

Net loss allocated to general partners (1%)         $ (3)        $ (3)       $ (8)       $ (8)
Net loss allocated to limited partners (99%)          (299)       (289)        (754)       (742)

                                                   $ (302)      $ (292)     $ (762)     $ (750)
Net loss per limited partnership interest
  (Note 1)                                         $ (4.13)    $ (3.99)     $(10.41)    $(10.25)

 The accompanying notes are an integral part of these financial statements.


                        NATIONAL TAX CREDIT INVESTORS II

           STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

                                   (Unaudited)
                      (in thousands, except interest data)

                                        General          Limited
                                        Partner          Partners          Total

Partnership interests                                     72,404

Partners' (deficiency) capital,         $ (549)          $ 8,594          $ 8,045
  December 31, 2003

Net loss for the six months
  ended June 30, 2004                       (8)             (754)            (762)

Partners' (deficiency) capital,
  June 30, 2004                         $ (557)          $ 7,840          $ 7,283


 The accompanying notes are an integral part of these financial statements.


                        NATIONAL TAX CREDIT INVESTORS II

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)

                                                                         Six Months Ended
                                                                             June 30,
                                                                        2004           2003
Cash flows from operating activities:
  Net loss                                                             $ (762)        $ (750)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Advances made to local partnerships recognized as expense            280              66
     Equity in loss of local partnerships and amortization
      of acquisition costs                                                159             177
     Gain on sale of local partnership interests                           --              (5)
     Impairment loss                                                      189              --
     Change in accounts:
      Accounts payable and accrued expenses                                33               6
      Accrued fees due to partners                                         --          (1,035)
         Net cash used in operating activities                           (101)         (1,541)

Cash flows from investing activities:
  Distributions from local partnerships recognized as a
   return of investment balance                                            64              34
  Proceeds from sale of local partnership interests                        --               5
  Advances to local partnerships                                       (1,123)            (65)
  Proceeds from dilution of interest in local partnership                  --           1,019
  Increase in restricted cash                                              --             267
         Net cash (used in) provided by investing activities           (1,059)          1,260

Cash flows from financing activities:
  Advances from affiliate                                                 285             790
  Repayment of advance from affiliate                                    (285)           (790)
         Net cash provided by financing activities                         --              --

Net decrease in cash and cash equivalents                              (1,160)           (281)
Cash and cash equivalents, beginning of period                          1,541             399

Cash and cash equivalents, end of period                               $ 381           $ 118

Supplemental disclosure of non-cash activity:
  Dilution proceeds included in other assets                            $ --           $ 81

 The accompanying notes are an integral part of these financial statements.


                        NATIONAL TAX CREDIT INVESTORS II

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2004


Note 1 - Organization And Summary Of Significant Accounting Policies

General

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 2003 filed by National Tax Credit Investors II (the "Partnership" or "NTCI II"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2004 and the results of operations and changes in cash flows for the three and six months ended June 30, 2004 and 2003.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding during the period. The number of limited partner interests was 72,404 for the six months ended June 30, 2004 and 2003.

Recent Accounting Pronouncements

In January 2003 and revised in December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply to financial statements filed after December 15, 2004.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of December 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on cash flow, the Partnership cannot make any definitive conclusion on the impact on net earnings until it completes its evaluation, including an evaluation of the Partnership's maximum exposure to loss.

Note 2 - Investments In Local Partnerships

As of June 30, 2004 the Partnership holds limited partnership interests in 31 Local Partnerships, located in 19 different states. As a limited partner of the Local Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their properties (the "Apartment Complexes"). The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

At June 30, 2004, the Local Partnerships own residential projects consisting of 3,157 apartment units.

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

As of June 30, 2004, the investment balance in 21 of the 31 Local Partnerships had been reduced to zero.

The following is a summary of the investments in and advances to Local Partnerships for the six months ended June 30, 2004 (in thousands):

Balance, beginning of year                          $ 7,158
Equity in losses of Local Partnerships                 (125)
Distributions recognized as a reduction
  of investment balance                                 (64)
Advances to local partnerships                          280
Advances made to local partnerships
  recognized as expense                                (280)
Amortization of capitalized acquisition
  costs and fees                                        (34)

Investments balance at June 30, 2004                $ 6,935

The following are unaudited combined estimated statements of operations for the three and six months ended June 30, 2004 and 2003 for the Local Partnerships in which the Partnership has investments (in thousands).

                                    Three Months Ended          Six Months Ended
                                         June 30,                    June 30
                                     2004         2003        2004          2003
                                               (Restated)                (Restated)
Revenues
  Rental and other                 $ 4,668      $ 4,292      $ 8,942       $ 8,481

Expenses
  Depreciation                       1,073        1,024        2,147         2,085
  Interest                           1,243        1,175        2,486         2,427
  Operating                          2,704        2,651        5,478         5,316

                                     5,020        4,850       10,111         9,828
Net loss from continuing
  operations                          (352)        (558)      (1,169)       (1,347)
Net income (loss) from
  discontinued operations               --           19           --           (17)

Net loss                            $ (352)      $ (539)     $(1,169)      $(1,364)

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the combined statement of operations for the three and six months ended June 30, 2003 have been restated to reflect the operations of Villa Real and East Ridge Local Partnerships as loss from discontinued operations due to their sale and foreclosure during December 2003 and June 2003, respectively.

One of the Local Partnerships, East Ridge Apartments, filed for bankruptcy in December 2002 in an effort to restructure its debt. The property was lost to foreclosure in June 2003. The Partnership's investment balance in this Local Partnership had previously been reduced to zero so this action had no effect on the Partnership's investment balance.

During the year ended December 31, 2003, a Local Partnership, Villa Real, sold its investment property. The Partnership had no investment balance related to this Local Partnership. Proceeds of approximately $793,000 were received in the fourth quarter of 2003. A final distribution of cash from the property was received during the six months ended June 30, 2004 totaling approximately $33,000 and is included in distribution from local partnerships recognized as income.

During the year ended December 31, 2002, the Partnership sold its investment in the Cottages of North St. Paul. As the Partnership had no investment balance related to this Local Partnership, the proceeds of approximately $5,000 received during the six months ended June 30, 2003 were reported as gain on sale of Local Partnership interest.

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

Since the Partnership has no remaining investment balance in Michigan Beach, and recovery of the advance is uncertain, the entire amount of the estimated cost was recognized as an impairment loss during the year ended December 31, 2002. During the year ended December 31, 2003, an additional impairment loss of approximately $368,000 was recognized with respect to the Partnership's investment in Michigan Beach due to revised estimates of the cost to complete the repairs required by the City of Chicago. During the six months ended June 30, 2004, an additional impairment loss of approximately $189,000 was recognized. As of June 30, 2004, the Partnership has advanced Michigan Beach approximately $1,351,000 to complete these repairs. These advances bear interest at prime plus 2% (6.0% at June 30, 2004). Total interest income on the advances was approximately $62,000 for the six months ended June 30, 2004 but the receivable has been fully reserved due to uncertainty of recovery from Michigan Beach. No interest was charged during the six months ended June 30, 2003.

During the six months ended June 30, 2003, the Partnership diluted its investment in Rancho Del Mar Limited Partnership from 99% to 66.4%. The proceeds received for this dilution of approximately $1,019,000 reduced the Partnership's investment balance in this Local Partnership.

During the six months ended June 30, 2003, the Partnership diluted its investment in Wedgewood Commons Limited Partnership from 99% to 18.99%. The proceeds for this dilution of approximately $81,000 were received subsequent to June 30, 2003 and reduced the Partnership's investment balance in this Local Partnership.

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

Note 3 - Related Party Transactions

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner for the following fees:

(a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner. For the six months ended June 30, 2004 and 2003, partnership management fees in the amount of approximately $306,000 and $310,000, respectively, were recorded as an expense.

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

(c) The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $30,000 for both the six month periods ended June 30, 2004 and 2003, and is included in general and administrative expenses.

NTC-II or another affiliate of the General Partner is the Local Operating General Partner in ten of the Partnership's 31 Local Partnerships. In addition, NTC-II is typically either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner managed three and four properties owned by Local Partnerships during the six months ended June 30, 2004 and 2003, respectively. The Local Partnerships pay the affiliate property management fees in the amount of five percent of their gross rental revenues and data processing fees. The amounts paid were approximately $75,000 and $121,000 for the six months ended June 30, 2004 and 2003, respectively.

During the six months ended June 30, 2004, an affiliate of the General Partner advanced approximately $285,000 to the Partnership for operating expenses and advances to Michigan Beach. This advance bore interest at prime plus 2.0% (6.0% at June 30, 2004) and was repaid during the six months ended June 30, 2004. Interest expense during the six months ended June 30, 2004 was approximately $1,000. There were no advances during the six months ended June 30, 2003.

Note 4 - Gain on Legal Settlement

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

During the year ended December 31, 2002, the Partnership received approximately $108,000 from one of the parties involved in this legal action as part of a settlement agreement. Approximately $1,492,000 of its share of the refinancing proceeds of Quivira Limited Partnership were received during August 2002. The Partnership obtained judgments totaling approximately $4,800,000 against certain defendants in 2002. During the year ended December 31, 2003, the Partnership received approximately $1,682,000 from the parties involved in this legal action as part of a global settlement agreement with the local general partner. During the six months ended June 30, 2004, the Partnership received approximately $193,000 in additional settlement payments. As part of the settlement agreement, the Partnership expects to receive additional payments from the defendants over the next five years.

Note 5 - Contingencies

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

During the six months ended June 30, 2004, an additional impairment loss of approximately $189,000 was recognized. As of June 30, 2004, the Partnership has advanced Michigan Beach approximately $1,347,000 to complete these repairs. These advances bear interest at prime plus 2% (6.0% at June 30, 2004). Total interest income on the advances was approximately $62,000 for the six months ended June 30, 2004 but the receivable has been fully reserved due to uncertainty of recovery from Michigan Beach. No interest was charged during the six months ended June 30, 2003.

In addition to the litigation discussed above, the General Partner is involved in various other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

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

The General Partner monitors developments in the area of legal and regulatory compliance. For example the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees.

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

It is not expected that any of the Local Partnerships in which the Partnership invests will generate cash from operations sufficient to provide distributions to the Limited Partners in any material amount. Such cash from operations, if any, would first be used to meet operating expenses of the Partnership. The Partnership's cash reserves as of June 30, 2004 were approximately $381,000.

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

As of June 30, 2004 and 2003, the Partnership has cash and cash equivalents of approximately $381,000 and $118,000, respectively. Substantially all of this cash is on deposit primarily with high credit quality financial institutions, earning interest. This resulted in the Partnership earning approximately $4,000 and $3,000 in interest income for the six months ended June 30, 2004 and 2003, respectively. The amount of interest income varies with the market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

Results of Operations

The Partnership was formed to provide various benefits to its Limited Partners. It is not expected that any of the Local Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to Limited Partners in any material amount. The Partnership accounts for its investments in the Local Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Partnerships. The investments in 21 of the 31 Local Partnerships have been reduced to zero as of June 30, 2004.

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

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Partnership's profits less the Partnership's share of the Local Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships. During the six months ended June 30, 2004, the Partnership recognized equity in loss of approximately $159,000 compared to equity in loss of approximately $177,000 for the six months ended June 30, 2003 from Local Partnerships. The decrease in equity in losses was primarily due to reduced losses at the Local Partnerships. During the six months ended June 30, 2004 and 2003, the Partnership received approximately $62,000 and $36,000, respectively, in distributions from Local Partnerships that were recognized as income in the statements of operations since the Partnership's investment in the Local Partnerships has been reduced to zero. During the six months ended June 30, 2004 and 2003, the Partnership advanced to several Local Partnerships approximately $218,000 and $66,000, respectively. These advances were fully reserved since the Partnership has no remaining investment balance in these Local Partnerships.

A recurring partnership expense is the annual partnership management fee. The fee, as defined in the Partnership Agreement, is payable to the General Partner and is calculated at 0.5 percent of the Partnership's invested assets. The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of Partnership affairs. Management fees were approximately $306,000 and $310,000 for the six months ended June 30, 2004 and 2003, respectively.

Operating  expenses,  exclusive  of the  management  fee,  consist  of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $89,000 and $213,000 for the six months ended June 30, 2004 and 2003, respectively. The decrease in the six months ended June 30, 2004 is primarily due to reduced legal fees incurred related to legal cases as discussed in "Item 1. Financial Statements - Note 4". General and administrative expenses were approximately $60,000 and $39,000 for the six months ended June 30, 2004 and 2003, respectively. The increase in general and administrative expenses is primarily due to an increase in costs to communicate with investors.

One of the Local Limited Partnerships, East Ridge Apartments, filed for bankruptcy in December 2002 in an effort to restructure its debt. The property was lost to foreclosure in June 2003. The Partnership's investment balance in this Local Limited Partnership had previously been reduced to zero so this action has no effect on the Partnership's investment balance.

During the year ended December 31, 2003, a Local Partnership, Villa Real, sold its investment property. The Partnership had no investment balance related to this Local Partnership. Proceeds of approximately $793,000 were received in the fourth quarter of 2003. A final distribution of cash from the property was received during the six months ended June 30, 2004 totaling approximately $33,000 and is included in distribution from local partnerships recognized as income.

During the year ended December 31, 2002, the Partnership sold its investment in the Cottages of North St. Paul. As the Partnership had no investment balance related to this Local Partnership, the proceeds of approximately $5,000 received during the six months ended June 30, 2003 were reported as gain on sale of local partnership interest.

During the six months ended June 30, 2003, the Partnership diluted its investment in Rancho Del Mar Limited Partnership from 99% to 66.4%. The proceeds received for this dilution of approximately $1,019,000 reduced the Partnership's investment balance in this Local Partnership.

During the six months ended June 30, 2003, the Partnership diluted its investment in Wedgewood Commons Limited Partnership from 99% to 18.99%. The proceeds for this dilution of approximately $81,000 were received subsequent to June 30, 2003 and reduced the Partnership's investment balance in this Local Partnership.

During the year ended December 31, 2002, an impairment loss of $790,000 was recognized with respect to the Partnership's investment in a Local Partnership, Michigan Beach. The Local Partnership reached a settlement with the City of Chicago during 2002 to complete necessary repairs to the exterior facade of the building. The total estimated cost to complete this project will be advanced to Michigan Beach by the Partnership. Since the Partnership has no remaining investment balance in Michigan Beach, and recovery of the advance is uncertain, the entire amount of the estimated cost was recognized as an impairment loss during the year ended December 31, 2002. During the year ended December 31, 2003, an additional impairment loss of approximately $368,000 was recognized with respect to the Partnership's investment in Michigan Beach due to revised estimates of the cost to complete the repairs required by the City of Chicago. During the six months ended June 30, 2004, an additional impairment loss of approximately $189,000 was recognized. As of June 30, 2004, the Partnership has advanced Michigan Beach approximately $1,347,000 to complete these repairs. These advances bear interest at prime plus 2% (6.0% at June 30, 2004). Total interest income on the advances was approximately $62,000 for the six months ended June 30, 2004 but the receivable has been fully reserved due to uncertainty of recovery from Michigan Beach. No interest was charged during the six months ended June 30, 2003.

Other

AIMCO and its affiliates owned 397.0 limited partnership units (the "Units") in the Partnership representing 0.55% of the outstanding Units at June 30, 2004. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, its sole stockholder.

Recent Accounting Pronouncements

In January 2003 and revised in December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply to financial statements filed after December 15, 2004.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of December 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on cash flow, the Partnership cannot make any definitive conclusion on the impact on net earnings until it completes its evaluation, including an evaluation of the Partnership's maximum exposure to loss.

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

                           PART II - OTHER INFORMATION


Item 6.     Exhibits And Reports On Form 8-K

            a)    Exhibits:

                  See Exhibit Index attached.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2004:

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


                                    Date: August 16, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c)   Disclosed  in this  report  any  change  in the  small  business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an quarterly report) that has materially affected, or is reasonably likely to materially affect, the small business  issuer's  internal  control over financial  reporting;
            and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date:  August 16, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c)   Disclosed  in this  report  any  change  in the  small  business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an quarterly report) that has materially affected, or is reasonably likely to materially affect, the small business  issuer's  internal  control over financial  reporting;
            and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date:  August 16, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Tax Credit Investors II (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  August 16, 2004


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  August 16, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.