Form 10QSB
period 2004-09-30
NATIONAL TAX CREDIT INVESTORS II
filed 2004-11-15
CIK 859921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004


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

                         PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements



                        NATIONAL TAX CREDIT INVESTORS II

                                  BALANCE SHEET

                               SEPTEMBER 30, 2004
                                 (in thousands)
                                   (Unaudited)



                            ASSETS

Investments in limited partnerships (Note 2)                                    $ 6,733
Cash and cash equivalents                                                           168

        Total assets                                                            $ 6,901

        LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
   Accounts payable and accrued expenses                                          $ 49
   Due to affiliate (Note 3)                                                        799

Contingencies (Note 5)

Partners' (deficiency) capital:
   General partner                                                 $ (569)
   Limited partners                                                 6,622         6,053

        Total liabilities and partners' (deficiency) capital                    $ 6,901

  The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II

                            STATEMENTS OF OPERATIONS

                   (in thousands, except per interest data)
                                   (Unaudited)



                                                    Three Months Ended       Nine Months Ended
                                                      September 30,            September 30,
                                                     2004        2003        2004        2003
Operating income:
  Interest and other income                          $ 1          $ 2         $ 5        $ 16
  Gain on legal settlement (Note 4)                     --           --         193          --
    Total operating income                               1            2         198          16

Operating expenses:
  Management fees - partners (Note 3)                  152          155         458         465
  General and administrative (Note 3)                   18           20          78          59
  Legal and accounting                                  22          (24)        111         189
    Total operating expenses                           192          151         647         713

Loss from Partnership operations                      (191)        (149)       (449)       (697)

Impairment loss (Note 2)                                --           --        (189)         --
Gain on sale of local partnership
  interest (Note 2)                                     --           --          --           5
Distributions from local partnerships
  recognized as income (Note 2)                          6            8          68          44
Advances made to local partnerships recognized
  as expense (Note 2)                                 (859)          (4)     (1,077)        (70)
Equity in (loss) income of local partnerships
  and amortization of acquisition costs
  (Note 2)                                            (186)          29        (345)       (148)

Net loss                                           $(1,230)     $ (116)     $(1,992)    $ (866)

Net loss allocated to general partners (1%)         $ (12)       $ (1)       $ (20)      $ (9)
Net loss allocated to limited partners (99%)        (1,218)        (115)     (1,972)       (857)

                                                   $(1,230)     $ (116)     $(1,992)    $ (866)
Net loss per limited partnership interest
  (Note 1)                                         $(16.82)     $ (1.59)    $(27.24)    $(11.84)

  The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II

            STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

                   (in thousands, except per interest data)
                                   (Unaudited)



                                        General          Limited
                                        Partner          Partners          Total

Partnership interests                                     72,404

Partners' (deficiency) capital,
  December 31, 2003                     $ (549)          $ 8,594          $ 8,045

Net loss for the nine months
  ended September 30, 2004                 (20)           (1,972)          (1,992)

Partners' (deficiency) capital,
  September 30, 2004                    $ (569)          $ 6,622          $ 6,053

  The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II

                            STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                   (Unaudited)


                                                                         Nine Months Ended
                                                                           September 30,
                                                                        2004           2003
Cash flows from operating activities:
  Net loss                                                             $(1,992)       $ (866)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Advances made to local partnerships recognized as expense           1,077            70
     Equity in loss of local partnerships and amortization
      of acquisition costs                                                 345           148
     Impairment loss                                                       189            --
     Gain on sale of local partnership interests                            --            (5)
     Change in accounts:
      Accounts payable and accrued expenses                                 49           (71)
      Accrued fees due to partners                                          --          (880)
      Due to general partner                                                --             1
         Net cash used in operating activities                            (332)       (1,603)

Cash flows from investing activities:
  Distributions from local partnerships recognized as a
   return of investment balance                                             80            44
  Proceeds from sale of local partnership interests                         --             5
  Advances to local partnerships                                        (1,920)         (420)
  Proceeds from dilution of interest in local partnership                   --         1,102
  Decrease in restricted cash                                               --           267
         Net cash (used in) provided by investing activities            (1,840)          998

Cash flows from financing activities:
  Advances from affiliate                                                1,084         1,140
  Repayment of advance from affiliate                                     (285)         (790)
         Net cash provided by financing activities                         799           350

Net decrease in cash and cash equivalents                               (1,373)         (255)
Cash and cash equivalents, beginning of period                           1,541           399

Cash and cash equivalents, end of period                                $ 168         $ 144

  The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2004


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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2004 and the results of operations and changes in cash flows for the three and nine months ended September 30, 2004 and 2003.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding during the period. The number of limited partner interests was 72,404 at September 30, 2004 and 2003.

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

Note 2 - Investments In Local Partnerships

As of September 30, 2004 the Partnership holds limited partnership interests in 31 Local Partnerships, located in 19 different states. At September 30, 2004, the Local Partnerships own residential projects consisting of 3,157 apartment units. As a limited partner of the Local Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their properties (the "Apartment Complexes"). The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

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

As of September 30, 2004, the investment balance in 21 of the 31 Local Partnerships had been reduced to zero.

The following is a summary of the investments in and advances to Local Partnerships for the nine months ended September 30, 2004 (in thousands):

Balance, beginning of year                          $ 7,158
Equity in losses of Local Partnerships                 (294)
Distributions recognized as a reduction
  of investment balance                                 (80)
Advances to local partnerships                        1,077
Advances made to local partnerships
  recognized as expense                              (1,077)
Amortization of capitalized acquisition
  costs and fees                                        (51)

Investment balance at September 30, 2004            $ 6,733

The following are unaudited combined estimated statements of operations for the three and nine months ended September 30, 2004 and 2003 for the Local Partnerships in which the Partnership has investments (in thousands).


                                        Three Months Ended       Nine Months Ended
                                           September 30,           September 30,
                                         2004        2003        2004         2003
                                                  (Restated)               (Restated)
Revenues
  Rental and other                      $ 4,068     $ 4,343     $13,010     $12,824

Expenses
  Depreciation                            1,074       1,043       3,221       3,128
  Interest                                1,243       1,214       3,729       3,641
  Operating                               2,666       1,939       8,144       7,255

                                          4,983       4,196      15,094      14,024

Net (loss) income                        $ (915)     $ 147      $(2,084)    $(1,200)

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the combined statement of operations for the three and nine months ended September 30, 2003 have been restated to exclude the operations of Villa Real and East Ridge Local Partnerships due to their sale and foreclosure during December 2003 and June 2003, respectively.

One of the Local Partnerships, East Ridge Apartments, filed for bankruptcy in December 2002 in an effort to restructure its debt. The property was lost to foreclosure in June 2003. The Partnership's investment balance in this Local Partnership had previously been reduced to zero so this action had no effect on the Partnership's investment balance.

During the year ended December 31, 2003, a Local Partnership, Villa Real, sold its investment property. The Partnership had no investment balance related to this Local Partnership. Proceeds of approximately $793,000 were received in the fourth quarter of 2003. A final distribution of cash from the property was received during the nine months ended September 30, 2004 totaling approximately $33,000 and is included in distribution from local partnerships recognized as income.

During the year ended December 31, 2002, the Partnership sold its investment in the Cottages of North St. Paul. As the Partnership had no investment balance related to this Local Partnership, the proceeds of approximately $5,000 received during the nine months ended September 30, 2003 were reported as gain on sale of Local Partnership interest.

During the year ended December 31, 2002, an impairment loss of $790,000 was recognized with respect to the Partnership's investment in a Local Partnership, Michigan Beach. The Local Partnership reached a settlement with the City of Chicago during 2002 to complete necessary repairs to the exterior facade of the building.

Since the Partnership has no remaining investment balance in Michigan Beach, and recovery of the advance is uncertain, the entire amount of the estimated cost was recognized as an impairment loss during the year ended December 31, 2002. During the year ended December 31, 2003, an additional impairment loss of approximately $368,000 was recognized with respect to the Partnership's investment in Michigan Beach due to revised estimates of the cost to complete the repairs required by the City of Chicago. During the nine months ended September 30, 2004, an additional impairment loss of approximately $189,000 was recognized. During the nine months ended September 30, 2004, the Partnership advanced Michigan Beach approximately $1,351,000 to complete these repairs. These advances bear interest at prime plus 2% (6.75% at September 30, 2004).
Total interest income on the advances was approximately $92,000 for the nine months ended September 30, 2004 but the receivable has been fully reserved due to uncertainty of recovery from Michigan Beach. No interest was charged during the nine months ended September 30, 2003.

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

Note 3 - Related Party Transactions

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner for the following fees:

(a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner. For the nine months ended September 30, 2004 and 2003, partnership management fees in the amount of approximately $458,000 and $465,000, respectively, were recorded as an expense.

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

(c) The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $45,000 for both the nine month periods ended September 30, 2004 and 2003, and is included in general and administrative expenses.

NTC-II or another affiliate of the General Partner is the Local Operating General Partner in ten of the Partnership's 31 Local Partnerships. In addition, NTC-II is typically either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner managed three and four properties owned by Local Partnerships during the nine months ended September 30, 2004 and 2003, respectively. The Local Partnerships pay the affiliate property management fees in the amount of five percent of their gross rental revenues and data processing fees. The amounts paid were approximately $116,000 and $178,000 for the nine months ended September 30, 2004 and 2003, respectively.

During the nine months ended September 30, 2004, an affiliate of the General Partner advanced approximately $1,084,000 to the Partnership for operating expenses and advances to Michigan Beach and Quivera Place Local Partnerships. These advances bore interest at prime plus 2.0% (6.75% at September 30, 2004). Approximately $285,000 of these advances were repaid during the nine months ended September 30, 2004. Interest expense during the nine months ended September 30, 2004 was approximately $2,000.

During the nine months ended September 30, 2002, an affiliate of the General Partner advanced approximately $350,000 to the Partnership to fund the capital spending required at Michigan Beach. This advance bore interest at prime plus 2% (6.75% at September 30, 2004). Total interest expense incurred during the nine months ended September 30, 2003 was approximately $1,000. At September 30, 2004 approximately $799,000 of advances remain payable and are included in due to affiliates.

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

During the year ended December 31, 2002, the Partnership received approximately $108,000 from one of the parties involved in this legal action as part of a settlement agreement. Approximately $1,492,000 of its share of the refinancing proceeds of Quivira Limited Partnership were received during August 2002. The Partnership obtained judgments totaling approximately $4,800,000 against certain defendants in 2002. During the year ended December 31, 2003, the Partnership received approximately $1,682,000 from the parties involved in this legal action as part of a global settlement agreement with the local general partner. During the nine months ended September 30, 2004, the Partnership received approximately $193,000 in additional settlement payments. As part of the settlement agreement, the Partnership expects to receive additional payments from the defendants over the next five years.

Note 5 - Contingencies

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The General Partner monitors developments in the area of legal and regulatory compliance. For example the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.

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

It is not expected that any of the Local Partnerships in which the Partnership invests will generate cash from operations sufficient to provide distributions to the Limited Partners in any material amount. Such cash from operations, if any, would first be used to meet operating expenses of the Partnership. The Partnership's cash reserves as of September 30, 2004 were approximately $168,000.

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

As of September 30, 2004 and 2003, the Partnership had cash and cash equivalents of approximately $168,000 and $144,000, respectively. Substantially all of this cash is on deposit primarily with high credit quality financial institutions, earning interest. This resulted in the Partnership earning approximately $5,000 and $4,000 in interest income for the nine months ended September 30, 2004 and 2003, respectively. The amount of interest income varies with the market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

Results of Operations

The Partnership was formed to provide various benefits to its Limited Partners. It is not expected that any of the Local Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to Limited Partners in any material amount. The Partnership accounts for its investments in the Local Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Partnerships. The investments in 21 of the 31 Local Partnerships have been reduced to zero as of September 30, 2004.

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

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Partnership's profits less the Partnership's share of the Local Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships. During the nine months ended September 30, 2004, the Partnership recognized equity in loss of approximately $345,000 compared to equity in loss of approximately $148,000 for the nine months ended September 30, 2003 from Local Partnerships. The increase in equity in losses was primarily due to increased losses at the Local Partnerships. During the nine months ended September 30, 2004 and 2003, the Partnership received approximately $68,000 and $44,000, respectively, in distributions from Local Partnerships that were recognized as income in the statements of operations since the Partnership's investment in the Local Partnerships has been reduced to zero. During the nine months ended September 30, 2004 and 2003, the Partnership advanced to several Local Partnerships approximately $1,077,000 and $70,000, respectively. These advances were fully reserved since the Partnership has no remaining investment balance in these Local Partnerships.

A recurring partnership expense is the annual partnership management fee. The fee, as defined in the Partnership Agreement, is payable to the General Partner and is calculated at 0.5 percent of the Partnership's invested assets. The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of Partnership affairs. Management fees were approximately $458,000 and $465,000 for the nine months ended September 30, 2004 and 2003, respectively.

Operating  expenses,  exclusive  of the  management  fee,  consist  of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $111,000 and $189,000 for the nine months ended September 30, 2004 and 2003, respectively. The decrease in the nine months ended September 30, 2004 is primarily due to reduced legal fees incurred related to legal cases as discussed in "Item 1. Financial Statements - Note 5". General and administrative expenses were approximately $78,000 and $59,000 for the nine months ended September 30, 2004 and 2003, respectively. The increase in general and administrative expenses is primarily due to an increase in costs to communicate with investors.

One of the Local Limited Partnerships, East Ridge Apartments, filed for bankruptcy in December 2002 in an effort to restructure its debt. The property was lost to foreclosure in June 2003. The Partnership's investment balance in this Local Limited Partnership had previously been reduced to zero so this action had no effect on the Partnership's investment balance.

During the year ended December 31, 2003, a Local Partnership, Villa Real, sold its investment property. The Partnership had no investment balance related to this Local Partnership. Proceeds of approximately $793,000 were received in the fourth quarter of 2003. A final distribution of cash from the property was received during the nine months ended September 30, 2004 totaling approximately $33,000 and is included in distribution from local partnerships recognized as income.

During the year ended December 31, 2002, the Partnership sold its investment in the Cottages of North St. Paul. As the Partnership had no investment balance related to this Local Partnership, the proceeds of approximately $5,000 received during the nine months ended September 30, 2003 were reported as gain on sale of local partnership interest.

During the year ended December 31, 2002, an impairment loss of $790,000 was recognized with respect to the Partnership's investment in a Local Partnership, Michigan Beach. The Local Partnership reached a settlement with the City of Chicago during 2002 to complete necessary repairs to the exterior facade of the building. Since the Partnership has no remaining investment balance in Michigan Beach, and recovery of the advance is uncertain, the entire amount of the estimated cost was recognized as an impairment loss during the year ended
December 31, 2002. During the year ended December 31, 2003, an additional impairment loss of approximately $368,000 was recognized with respect to the Partnership's investment in Michigan Beach due to revised estimates of the cost to complete the repairs required by the City of Chicago. During the nine months ended September 30, 2004, an additional impairment loss of approximately $189,000 was recognized. During the nine months ended September 30, 2004, the Partnership advanced Michigan Beach approximately $1,347,000 to complete these repairs. These advances bear interest at prime plus 2% (6.75% at September 30, 2004). Total interest income on the advances was approximately $92,000 for the nine months ended September 30, 2004 but the receivable has been fully reserved due to uncertainty of recovery from Michigan Beach. No interest was charged during the nine months ended September 30, 2003.

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

Other

AIMCO and its affiliates owned 397.0 limited partnership units (the "Units") in the Partnership representing 0.55% of the outstanding Units at September 30, 2004. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships. Accordingly, the Partnership accounts for its investments in the Local Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage of 5% to 99%. Distributions of surplus cash from operations from twelve of the Local Partnerships are restricted by the Local Partnerships' Regulatory Agreements with the United States Department of Housing and Urban Development ("HUD"). These restrictions limit the distribution to a percentage, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Partnership. For the other nineteen Local Partnerships distributions of surplus cash are not restricted. The Partnership is allocated profits and losses and receive distributions from refinancings and sales in accordance with the Local Partnerships' partnership agreements. These agreements usually limit the Partnerships' distributions to an amount substantially less than its ownership percentage in the Local Partnership.

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


                  See Exhibit Index attached.

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


                                    Date: November 12, 2004

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


Date:  November 12, 2004

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


Date:  November 12, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Tax Credit Investors II (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  November 12, 2004


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  November 12, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.