Form 10KSB
period 2004-12-31
NATIONAL TAX CREDIT INVESTORS II
filed 2005-04-18
CIK 859921

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

(Mark One)
[X] ANNUAL  REPORT UNDER SECTION 12 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934

                 For the fiscal year ended December 31, 2004

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Partnership's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $199,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.


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

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties, Inc. and its subsidiaries, including 100% of the outstanding capital stock of NAPICO. Prior to March 11, 2002, Casden Properties, Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting common stock of NAPICO prior to March 11, 2002. The special limited partner of the Partnership ("Special Limited Partner") was PaineWebber TC Partners, L.P., a Virginia limited partnership. During the year ended December 31, 2004, the General Partner discovered that the Special Limited Partner was dissolved prior to 2003.

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

In general, an owner of a low-income housing project is entitled to receive the Housing Tax Credit in each year of a ten-year period (the "Credit Period"). The projects are subject to a minimum compliance period of not less than fifteen years (the "Compliance Period"). Tax Credits are available to the limited partners to reduce their federal income taxes. The ability of a limited partner to utilize such credits may be restricted by the passive activity loss limitation and the general business tax credit limitation rules. NTCI-II has made capital contributions to 37 Local Partnerships. The investment in one of the Local Partnerships was sold and one was foreclosed in 2001, one was sold and one was foreclosed in 2002 and one was foreclosed and one was sold in 2003. As of December 31, 2004, the Partnership holds limited partner interests in 31 Local Partnerships located in 19 states. Each of these Local Partnerships owns a project that is eligible for the Housing Tax Credit. Several of the Local Partnerships also benefit from government programs promoting low or moderate income housing.

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

The registrant has no employees. Management and administrative services are provided by the General Partner. These services were provided by affiliates of the General Partner for the year ended December 31, 2004.

During 2004, the projects in which NTCI-II had invested were substantially rented. The following is a schedule of the status as of December 31, 2004, of the projects owned by Local Partnerships in which NTCI-II is a limited partner.

           SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH NTCI-II HAS AN INVESTMENT
                                DECEMBER 31, 2004

                                                                           Units
                                           Financed,    Authorized          Occupancy
                                            Insured     for Rental         Percentage
                                              and       Assistance     for the Year Ended
                                 No. of   Subsidized       Under           December 31
Name and Location                Units       Under       Section 8       2004       2003

Ashville Equity (Westview)
  Ashville, OH                      41        --            --            96%        90%
Columbus Junction Park
  Columbus Junction, IA             24        (A)           24            78%        72%
Countryside
  Howell Township, NJ              180        --            --            99%        99%
Edgewood Apartments
  Rogers, AR                       108        --            --           100%       100%
Fourth Street
  Los Angeles, CA                   44        --            --            97%        97%
Germantown Apartments
  Conway, AR                       132        --            --            98%        96%
Great Basin Associates
  Reno, NV                          28        --            --            99%        99%
Grimes Park Apartments
  Grimes, IA                        16        (A)            7            97%        98%
Jamestown Terrace
  Jamestown, CA                     56        (A)           43            94%        94%
Jefferson Meadows
  Apartments
  Detroit, MI                       83        --            --            95%        91%
Kentucky River Apartments
  Winchester, KY                    42        --            --            93%        93%
Lincoln Grove Apartments
  Greensboro, NC                   116        --            --            88%        94%
Meadowlakes Apartments
  Searcy, AR                       108        --            --            95%        98%
Michigan Beach Apartments
  Chicago, IL                      239        --            --            73%        99%
Nickel River
  (Wedgewood) Apartments
  LaCrosse, WI                     105        --            --            96%        95%
Norwalk Park Apartments
  Norwalk, IA                       16        (A)            4            93%        95%
Oakview Apartments
  Spartanburg, SC                  106        (B)           106           96%        98%
Palm Springs View
  Palm Springs, CA                 120        --            --            98%        98%
Pam Apartments
  Pampa, TX                         96        (B)           96            95%        96%

Parkwood Landing
  Huntsville, AL                   204        --            --            80%       88%
Pensacola Affordable
  Pensacola, FL                     56        --            --            88%       96%
Pineview Terrace
  Katy, TX                         120        --            --            87%       83%
Quivera
  Lenexa, KS                       289        --            --            80%       80%
Rancho Del Mar
  Tucson, AZ                       312        --            --            80%       80%
Salem Park Apartments
  Conway, AR                       144        --            --            96%       96%
Sheboygan Apartments
  Sheboygan, WI (C)                 59        --            --            94%       93%
Sitka III
  Sitka, AK                         16       (A)            16            86%       93%
Soldotna (Northwood
  Senior) Apartments
  Soldotna, AK                      23       (A)            23            97%       95%
Torres de Plata II
  Toa Alto, PR                      78       (A)            78           100%      100%
Virginia Park Meadows
  Detroit, MI                       83        --            --            93%       93%
Westbridge Apartments
 W.Columbia, SC                    112       (B)            94            85%       94%

                                 3,156                     491

(A) The mortgage is insured by the Federal Housing Administration under the provisions of Section 515 of the National Housing Act.

(B)   Section 8 of Title II of the  Housing  and  Community  Development  Act of
      1974.

(C) Subsequent to December 31, 2004, the general partner exercised its option to buy the Partnership's remaining interest in Sheboygen Regency House
      Limited Partnership for $5,000. The Partnership had no remaining investment balance in this Local Partnership and proceeds were recorded as gain on sale of investment during the first quarter of 2005.

The following table details the Partnership's ownership percentages of the Local Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage and other encumbrances on each property for each of the Local Partnerships as of December 31, 2004.

                                   NTCI II     Original Cost
                                 Percentage    of Ownership       Mortgage
Name and Location                 Interest       Interest           Notes        Notes Payable
                                              (in thousands)   (in thousands)   (in thousands)
Ashville Equity (Westview)
  Ashville, OH                     99.00%          $ 956            $ 920            $ --
Columbus Junction Park
  Columbus Junction, IA            99.00%             218              642               --
Countryside
  Howell Township, NJ              99.00%              95            4,147              143
Edgewood Apartments
  Rogers, AR                       99.00%             288            1,541               --
Fourth Street
  Los Angeles, CA                  99.00%           1,575              920               --
Germantown Apartments
  Conway, AR                       99.00%             740            2,210               --
Great Basin Associates
  Reno, NV                          5.00%             460              572               --
Grimes Park Apartments
  Grimes, IA                       99.00%           1,858              453               --
Jamestown Terrace
  Jamestown, CA                    99.00%             183            2,832               --
Jefferson Meadows Apartments
  Detroit, MI                      98.90%              68            3,248              367
Kentucky River Apartments
  Winchester, KY                   99.00%           1,200              895               --
Lincoln Grove Apartments
  Greensboro, NC                   99.00%             840              462            2,052
Meadowlakes Apartments
  Searcy, AR                       99.00%             370            1,152               --
Michigan Beach Apartments
  Chicago, IL                      98.90%           1,575            6,098            3,460
Nickel River (Wedgewood)
  Apartments (A)
  LaCrosse, WI                     18.99%           1,400            1,522               --
Norwalk Park Apartments
  Norwalk, IA                      99.00%             465              422               --
Oakview Apartments
  Spartanburg, SC                  99.00%             288            1,010               --
Palm Springs View
  Palm Springs, CA                 50.49%              57            5,040               --
Pam Apartments
  Pampa, TX                        99.00%             336            1,075               --
Parkwood Landing
  Huntsville, AL                   99.00%              50            4,076               --
Pensacola Affordable
  Pensacola, FL                    99.00%             300              962               --
Pineview Terrace
  Katy, TX                         98.99%             132            2,683               --
Quivera
  Lenexa, KS                       99.00%              43            6,415               --
Rancho Del Mar (B)
  Tucson, AZ                       66.40%             216            3,043               --
Salem Park Apartments
  Conway, AR                       99.00%           1,854            2,389               --
Sheboygan Apartments
  Sheboygan, WI                     9.91%             867            1,364               --
Sitka III
  Sitka, AK                        99.00%           1,277            1,150               --
Soldotna (Northwood Senior)
  Apartments
  Soldotna, AK                     99.00%           1,391            1,457               --
Torres de Plata II
  Toa Alto, PR                     99.00%             100            3,027               --
Virginia Park Meadows
  Detroit, MI                      98.90%             248            3,212              411
Westbridge Apartments
  W. Columbia, SC                  99.00%             840            2,435               --
                                                  $20,290          $67,374          $ 6,433

(A) During the year ended December 31, 2003, the Partnership diluted its investment in Wedgewood Commons Limited Partnership from 99% to 18.99%. The proceeds of approximately $83,000 for this dilution reduced the Partnership's investment balance in this Local Partnership.

(B) During the year ended December 31, 2003, the Partnership diluted its investment in the Rancho del Mar Apartments Limited Partnership from 99% to 66.4%. The proceeds received for this sale of approximately $1,019,000 were offset against the Partnership's investment balance in the Local Partnership.

(C) Subsequent to December 31, 2004, the general partner exercised its option to buy the Partnership's remaining interest in Sheboygen Regency House
      Limited Partnership for $5,000. The Partnership had no remaining investment balance in this Local Partnership and proceeds were recorded as gain on sale of investment during the first quarter of 2005.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the limited partners through the solicitation of proxies or otherwise during the year ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED PARTNERSHIP MATTERS

The Limited Partnership Interests (the "Units") are not traded on a public exchange but were sold through a public offering managed by PaineWebber Incorporated. It is not anticipated that any active public market will develop for the purchase and sale of any Limited Partnership Interests, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited Partnership Interests may not be transferred but can be assigned only if certain requirements in the Partnership Agreement are satisfied. At December 31, 2004, there were 3,609 registered holders of 72,404 Units in NTCI-II. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Partnerships. Distributions have not been made from inception of the Partnership to December 31, 2004.

AIMCO and its affiliates owned 397.0 Units in the Partnership representing 0.55% of the outstanding Units at December 31, 2004. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.

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

Subsequent to December 31, 2004, an affiliate of the General Partner advanced approximately $250,000 to the Partnership for payment of the 2002, 2003 and 2004 New Jersey Partnership tax. (see "Note 8 - Fourth Quarter Adjustment").

As of December 31, 2004, the fees and advances due the General Partner exceeded the Partnership's cash. The General Partner, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership still remains liable for all such amounts.

Capital Resources

The Partnership raised $72,404,000 from investors by a public offering, the term of which expired on April 22, 1992, that was used for the acquisition of investments in Local Partnerships which own the projects. NTCI-II made capital contributions to 37 Local Partnerships. The investment in one of the Local Partnerships was sold and one was foreclosed upon in each of the years ending December 31, 2003, 2002 and 2001. As of December 31, 2004, the Partnership holds limited partner interests in 31 Local Partnerships.

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

As of December 31, 2004, the Partnership has cash and cash equivalents of approximately $134,000. Substantially all of this cash is on deposit primarily with high credit quality financial institutions, earning interest. This resulted in the Partnership earning approximately $6,000 and $11,000 in interest income for the years ended December 31, 2004 and 2003 respectively. The amount of interest income varies with the market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

Results of Operations

The Partnership was formed to provide various benefits to its Limited Partners as discussed in "Item 1. Description of Business". It is not expected that any of the Local Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to Limited Partners in any material amount. The Partnership accounts for its investments in the Local Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Partnerships. The investments in 21 of the 31 Local Partnerships have been reduced to zero as of December 31, 2004.

In general, in order to avoid recapture of Housing Tax Credits, the Partnership does not expect that it will dispose of its Local Partnership Interests or approve the sale by a Local Partnership of any project prior to the end of the applicable 15-year Compliance Period. Because of (i) the nature of the projects,
(ii) the difficulty of predicting the resale market for low-income housing in the future, and (iii) the inability of the Partnership to directly cause the sale of projects by local general partners, but generally only to require such local general partners to use their respective best efforts to find a purchaser for the projects, it is not possible at this time to predict whether the liquidation of substantially all of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the partnership agreement will be able to be accomplished promptly at the end of the 15-year period. If a Local Partnership is unable to sell a project, it is anticipated that the local general partner will either continue to operate such projects or take such other actions as the local general partner believes to be in the best interest of the Local Partnership. In addition, circumstances beyond the control of the General Partner may occur during the Compliance Period which would require the Partnership to approve the disposition of a project prior to the end of the Compliance Period.

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

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Partnership's profits less the Partnership's share of the Local Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships. During the years ended December 31, 2004 and 2003, the Partnership recognized equity in loss of approximately $712,000 and $791,000, respectively, from Local Partnerships. The decrease in equity in losses was primarily due to decreased losses at the Local Partnerships. During the years ended December 31, 2004 and 2003, the Partnership received approximately $69,000 and $75,000, respectively, in distributions from Local Partnerships that were recognized as income in the statements of operations since the Partnership's investment in the Local Partnerships has been reduced to zero. During the years ended December 31, 2004 and 2003 the Partnership advanced to several Local Partnerships approximately $1,077,000 and $116,000, respectively. These advances were fully reserved since the Partnership has no remaining investment balance in these Local Partnerships.

A recurring Partnership expense is the annual partnership management fee. The fee, as defined in the Partnership Agreement, is payable to the General Partner and is calculated at 0.5% of the Partnership's invested assets. The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of Partnership affairs. Management fees were approximately $552,000 and $620,000 for the years ended December 31, 2004 and 2003, respectively.

Operating  expenses,  exclusive  of the  management  fee,  consist  of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $134,000 and $226,000 for the years ended December 31, 2004 and 2003, respectively. The decrease in 2004 is primarily due to a reduction in legal services due to the settlement of the legal action related to Quivira Place. General and administrative expenses were approximately $362,000 and $117,000 for the years ended December 31, 2004 and 2003, respectively. The increase in general and administrative expenses is primarily due to the implementation of a new Partnership tax related to the investment properties located in New Jersey. Included in general and administrative expenses for the year ended December 31, 2004 are costs associated with the New Jersey tax of approximately $250,000 for the years 2002, 2003, and 2004.

One of the Local Partnerships, East Ridge Apartments, filed for bankruptcy in December 2002 in an effort to restructure its debt. The property was lost to foreclosure in June 2003. The Partnership's investment balance in this Local Partnership had previously been reduced to zero so this action had no effect on the Partnership's investment balance.

During the year ended December 31, 2003, a Local Partnership, Villa Real, sold its investment property. As the Partnership had no investment balance related to this Local Partnership, the distribution proceeds from the sale of approximately $793,000 were reported as distributions from local partnerships recognized as income. A final distribution of cash from the property was received during the year ended December 31, 2004 totaling approximately $33,000 and is included in distributions from local partnerships recognized as income.

During the year ended December 31, 2002, the Partnership sold its investment in the Cottages of North St. Paul. As the Partnership had no investment balance related to this Local Partnership, the proceeds of approximately $5,000 received during the year ended December 31, 2003 were reported as gain on sale of Local Partnership interest.

During the year ended December 31, 2002, an impairment loss of $790,000 was recognized with respect to the Partnership's investment in a Local Partnership, Michigan Beach. The Local Partnership reached a settlement with the City of Chicago during 2002 to complete necessary repairs to the exterior facade of the building. Since the Partnership has no remaining investment balance in Michigan Beach, and recovery of the advance is uncertain, the entire amount of the estimated cost was recognized as an impairment loss during the year ended
December 31, 2002. During the year ended December 31, 2003, an additional impairment loss of approximately $368,000 was recognized with respect to the Partnership's investment in Michigan Beach due to revised estimates of the cost to complete the repairs required by the City of Chicago. During the year ended December 31, 2004, an additional impairment loss of approximately $189,000 was recognized for a revision of the estimate of the total costs of the repairs. As of December 31, 2004, the Partnership had advanced Michigan Beach approximately $1,347,000 to complete these repairs. These advances bear interest at prime plus 2%. Total interest income on the advances was approximately $122,000 for the year ended December 31, 2004 but the receivable has been fully reserved due to uncertainty of recovery from Michigan Beach. No interest was charged during the year ended December 31, 2003.

During the year ended December 31, 2003, the Partnership diluted its investment in Rancho Del Mar Limited Partnership from 99% to 66.4%. The proceeds received for this dilution of approximately $1,017,000 reduced the Partnership's investment balance in this Local Partnership.

During the year ended December 31, 2003, the Partnership diluted its investment in Wedgewood Commons Limited Partnership from 99% to 18.99%. The proceeds of approximately $83,000 for this dilution reduced the Partnership's investment balance in this Local Partnership.

Other

AIMCO and its affiliates owned 397.0 limited partnership interests (the "Units") in the Partnership representing 0.55% of the outstanding Units at December 31, 2004. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Recent Accounting Pronouncements

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" (or "FIN 46") and applied its requirements to all Local Partnerships in which the Partnership held a variable interest. FIN 46 addresses the consolidation by business enterprises of variable interest entities. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. The primary beneficiary generally is the entity that will receive a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both.

Upon adoption of FIN 46, the Partnership determined it held variable interests in 17 VIE's for which the Partnership was not the primary beneficiary. Those 17 VIE's consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership or management of seventeen apartment properties with a total of 2,071 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership's maximum exposure to loss as a result of its involvement with unconsolidated VIE's is limited to the Partnership's recorded investments in and receivables from those VIEs, which was approximately $5,164,000 at December 31, 2004. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

ITEM 7.     FINANCIAL STATEMENTS

                        National Tax Credit Investors II
                       (a California limited partnership)

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2004

Statements of Operations - Years ended December 31, 2004 and 2003

Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2004 and 2003

Statements of Cash Flows - Years ended December 31, 2004 and 2003

Notes to Financial Statements

           Report of Independent Registered Public Accounting Firm



The Partners
National Tax Credit Investors II

We have audited the accompanying balance sheet of National Tax Credit Investors II as of December 31, 2004, and the related statements of operations, partners' (deficiency) capital and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent 10.1 percent of the total assets of the Partnership as of December 31, 2004 and the equity in the loss of these limited partnerships represent 2 percent and 8.6 percent of the total net (loss) income of the Partnership for the years ended December 31, 2004 and 2003. The investee information for these limited partnerships is included in Notes 2 and 6. The financial statements of these limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of National Tax Credit Investors II at December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.


                                                            /s/Ernst & Young LLP

Greenville, South Carolina
April 15, 2005

                        NATIONAL TAX CREDIT INVESTORS II

                                  BALANCE SHEET
                                 (in thousands)

                                DECEMBER 31, 2004



                            ASSETS

Investments in limited partnerships (Note 2)                                 $ 6,350
Cash and cash equivalents                                                        134
       Total Assets                                                          $ 6,484

        LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
  Accounts payable and accrued expenses                                       $ 290
  Due to affiliates (Note 3)                                                     907

Contingencies (Note 7)

Partners' (deficiency) capital:
  General partners                                               $ (577)
  Limited partners                                                 5,864       5,287


       Total liabilities and partners' (deficiency) capital                  $ 6,484

                See Accompanying Notes to Financial Statements

                        NATIONAL TAX CREDIT INVESTORS II

                            STATEMENTS OF OPERATIONS
                    (in thousands, except per interest data)



                                                              Years Ended December 31,
                                                                  2004          2003
Operating income:
  Interest and other income                                       $ 6           $ 22
  Gain on legal settlement (Note 5)                                 193         1,682
      Total operating income                                        199         1,704

Operating expenses:
  Management fees - partners (Note 3)                               552           620
  General and administrative (Notes 3 and 8)                        362           117
  Legal and accounting                                              134           226
      Total operating expenses                                    1,048           963

(Loss) income from partnership operations                          (849)          741

Impairment loss (Note 2)                                           (189)         (368)
Gain on sale of local partnership interest (Note 2)                  --             5
Distributions from local partnerships recognized as
  income (Note 2)                                                    69           868
Advances made to local partnerships recognized
  as expense (Note 2)                                            (1,077)         (116)
Equity in loss of local partnerships and amortization of
  acquisition costs (Note 2)                                       (712)         (791)

Net (loss) income (Note 4)                                      $(2,758)       $ 339

Net (loss) income allocated to general partners (1%)             $ (28)         $ 3
Net (loss) income allocated to limited partners (99%)            (2,730)          336

                                                                $(2,758)       $ 339

Net (loss) income per limited partnership interest (Note 1)     $(37.71)       $ 4.64

                See Accompanying Notes to Financial Statements

                        NATIONAL TAX CREDIT INVESTORS II

            STATEMENTS OF CHANGES IN PARTNERS'(DEFICIENCY) CAPITAL
                        (in thousands, except interests)


                                                     General        Limited
                                                     Partner        Partners        Total

Limited Partnership Interests                                        72,404

Partners' (deficiency) capital at
  December 31, 2002                                  $ (552)        $ 8,258        $ 7,706

Net income for the year ended December 31, 2003            3            336            339

Partners' (deficiency) capital at
  December 31, 2003                                     (549)         8,594          8,045

Net loss for the year ended December 31, 2004            (28)        (2,730)        (2,758)

Partners' (deficiency) capital at
  December 31, 2004                                  $ (577)        $ 5,864        $ 5,287


                See Accompanying Notes to Financial Statements

                        NATIONAL TAX CREDIT INVESTORS II

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                    Years Ended December 31,
                                                                        2004          2003
Cash flows from operating activities:
  Net (loss) income                                                   $(2,758)       $ 339
  Adjustments to reconcile net (loss) income to net cash
    (used in) provided by operating activities:
      Advances made to local partnerships recognized as expense         1,077           116
      Gain on sale of local partnership interests                          --            (5)
      Equity in loss of limited partnerships and amortization
        of acquisition costs                                              712           791
      Impairment loss                                                     189           368
      Change in accounts:
        Accounts payable and accrued expenses                             290          (152)
        Accrued fees due to partners                                      108        (1,127)
         Net cash (used in) provided by operating activities             (382)          330

Cash flows from investing activities:
  Proceeds from sale of local partnership interests                        --             5
  Proceeds from dilution of interest in local partnership                  --         1,099
  Distributions from local partnerships recognized as a return
    of investment balance                                                  96            60
  Decrease in restricted cash                                              --           267
  Advances to local partnerships                                       (1,920)         (622)
  Repayment of advances by local partnerships                              --             3
         Net cash (used in) provided by investing activities           (1,824)          812

Cash flows from financing activities:
  Advances from affiliate                                                 799         1,278
  Repayment of advance from affiliate                                      --        (1,278)
         Net cash provided by financing activities                        799            --

Net decrease in cash and cash equivalents                              (1,407)        1,142
Cash and cash equivalents, beginning of year                            1,541           399
Cash and cash equivalents, end of year                                 $ 134        $ 1,541

Supplemental disclosure of non-cash activity:
  Advances included in accrued liability to a Local Partnership         $ --         $ 654

                See Accompanying Notes to Financial Statements

                        NATIONAL TAX CREDIT INVESTORS II

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


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

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, ("AIMCO"), a publicly traded real estate investment trust, and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties, Inc. and its subsidiaries, including 100% of the outstanding capital stock of NAPICO. Prior to March 11, 2002, Casden Properties, Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting common stock of NAPICO prior to March 11, 2002. The special limited partner of the Partnership ("Special Limited Partner") was PaineWebber TC Partners, L.P., a Virginia limited partnership. During the year ended December 31, 2003, the General Partner discovered that the Special Limited Partner was dissolved prior to 2003. It had no capital balance but it's ownership and allocation percentages were allocated to the limited partners.

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

Certain reclassifications have been made to the 2003 information to conform to the 2004 presentation.

Cash and Cash Equivalents

Cash and cash equivalents include cash and money market mutual funds. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $134,000 at December 31, 2004 that are maintained by an affiliate management company on behalf of affiliated entities in a cash concentration account.

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

Net (Loss) Income Per Limited Partnership Interest

Net (loss) income per limited partnership interest was computed by dividing the limited partners' share of net (loss) income by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests was 72,404 for both the years ended December 31, 2004 and 2003.

Impairment of Long-Lived Assets

The Partnership reviews long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. For the years ended December 31, 2004 and 2003, impairment losses of approximately $189,000 and $368,000, respectively, were recognized with respect to the investment balance in one Local Partnership. See "Note 2 - Investments in Local Partnerships" for further information.

Fair Value of Financial Instruments

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

Recent Accounting Pronouncements

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" (or "FIN 46") and applied its requirements to all Local Partnerships in which the Partnership held a variable interest. FIN 46 addresses the consolidation by business enterprises of variable interest entities. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. The primary beneficiary generally is the entity that will receive a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both.

Upon adoption of FIN 46, the Partnership determined it held variable interests in 17 VIE's for which the Partnership was not the primary beneficiary. Those 17 VIE's consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership or management of seventeen apartment properties with a total of 2,071 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership's maximum exposure to loss as a result of its involvement with unconsolidated VIE's is limited to the Partnership's recorded investments in and receivables from those VIEs, which was approximately $5,164,000 at December 31, 2004. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 - Investments in Local Partnerships

As of December 31, 2004 the Partnership holds limited partnership interests in 31 Local Partnerships, located in 19 different states. As a limited partner of the Local Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their properties (the "Apartment Complexes"). The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

At December 31, 2004, the Local Partnerships own residential projects consisting of 3,156 apartment units.

The projects owned by the Local Partnerships in which NTCI-II has invested were developed by the Local Operating General Partners who acquired the sites and applied for applicable mortgages and subsidies, if any. NTCI-II became the principal limited partner in these Local Partnerships pursuant to arm's-length negotiations with the Local Operating General Partners. As a limited partner, NTCI-II's liability for obligations of the Local Partnerships is limited to its investment. The Local Operating General Partner of the Local Partnerships retains responsibility for developing, constructing, maintaining, operating and managing the Projects. Under certain circumstances, an affiliate of NAPICO or NTCI-II may act as the Local Operating General Partner. An affiliate, National Tax Credit Inc. II ("NTC-II") is acting either as a special limited partner or non-managing administrative general partner (the "Administrative General Partner") of each Local Partnership.

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

As of December 31, 2004, the investment balance in 21 of the 31 Local Partnerships had been reduced to zero.

The following is a summary of the investments in and advances to Local Partnerships for the year ended December 31, 2004(in thousands):

Balance, beginning of year                        $ 7,158
Equity in losses of local partnerships               (645)
Distributions recognized as a return
  of investment balance                               (96)
Advances to local partnerships                      1,077
Advances made to local partnerships
  recognized as expense                            (1,077)
Amortization of capitalized acquisition
  costs and fees                                      (67)
Investments balance, end of year                  $ 6,350

The difference between the investment per the accompanying balance sheet at December 31, 2004 and the equity per the Local Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Partnerships, costs capitalized to the investment account, cumulative distributions recognized as income, the Partnership's recording of capital contributions payable to the Local Partnerships in its investment balance and recognition of impairment losses.

The Partnership's value of its investments and its equity in the income/loss and/or distributions from the Local Limited Partnerships are, for certain Local Limited Partnerships, individually, not material to the overall financial position of the Partnership. The financial information from the unaudited condensed combined financial statements of such Local Limited Partnerships at December 31, 2004 and for each of the two years in the periods then ended is presented below. The Partnership's value of its investments in Countryside North American Partner, L.P., Edgewood, a Limited Partnership, Fourth Street Apartment Investors, A California Limited Partnership, Germantown, A Limited Partnership, Meadow Lake I, A Limited Partnership, Oak View Spartanburg Associates, L.P., Rancho Del Mar Apartments (An Arizona Limited Partnership), and Kentucky River Apartments, Ltd. (collectively the "Material Investees") are material to the Partnership's financial position and amounts included below for the Material Investees are included on an audited basis.

          Condensed Combined Balance Sheet of the Local Limited Partnerships
                                    (in thousands)
                                                        December 31, 2004
Assets                                         Unaudited      Audited        Total
  Land                                          $ 4,783       $ 1,520       $ 6,303
  Building and improvements, net of
    accumulated depreciation                     46,706         20,449       67,155
  Other assets                                    5,969          2,501        8,470
Total assets                                   $ 57,458       $ 24,470     $ 81,928

Liabilities and Partners Deficit:
Liabilities:
  Mortgage notes payable                       $ 52,455       $ 14,919     $ 67,374
  Other liabilities                              19,200          2,083       21,283
                                                 71,655         17,002       88,657

Partners' deficit                               (14,197)         7,468       (6,729)

Total liabilities and partners' deficit        $ 57,458       $ 24,470     $ 81,928

        Condensed Combined Results of Operations of the Local Limited Partnerships
                                      (in thousands)

                                2004       2004     2004       2003       2003      2003
                             (Unaudited) Audited    Total   (Unaudited)  Audited    Total

    Total revenues             $12,004   $ 5,527   $17,531   $ 11,850    $ 5,244   $17,094

Expenses:
  Operating expenses             8,086     3,432    11,518      7,945      3,152    11,097
  Interest                       3,601     1,294     4,895      3,604      1,367     4,971
  Depreciation           and     3,052     1,420     4,472      2,881      1,413     4,294
amortization
    Total expenses              14,739     6,146    20,885     14,430      5,932    20,362

Net loss                       $(2,735)   $  (619) $(3,354)  $ (2,580)   $ (688)   $(3,268)

An affiliate of the General Partner is currently the Local Operating General Partner in ten of the Local Partnerships included above, and another affiliate receives property management fees of approximately 5 percent of gross revenues from three of the Local Partnerships (See "Note 4 - Transactions with Affiliated Parties").

One of the Local Partnerships, East Ridge Apartments, filed for bankruptcy in December 2002 in an effort to restructure its debt. The property was lost to foreclosure in June 2003. The Partnership's investment balance in this Local Partnership had previously been reduced to zero so this action had no effect on the Partnership's investment balance.

At December 31, 2004, one of the Local Partnerships, Westbridge Apartments, is under contract for sale. The Partnership's investment balance in this Local Partnership had previously been reduced to zero so this action will have no effect on the Partnership's investment balance.

During the year ended December 31, 2003, a Local Partnership, Villa Real, sold its investment property. As the Partnership had no investment balance related to this Local Partnership, the distribution proceeds from the sale of approximately $793,000 were reported in distributions from local partnerships recognized as income. A final distribution of cash from the property was received during the year ended December 31, 2004 totaling approximately $33,000 and is included in distributions from local partnerships recognized as income.

During the year ended December 31, 2002, the Partnership sold its investment in the Cottages of North St. Paul. As the Partnership had no investment balance related to this Local Partnership, the proceeds of approximately $5,000 received during the year ended December 31, 2003 were reported as gain on sale of local partnership interest.

During the year ended December 31, 2002, an impairment loss of $790,000 was recognized with respect to the Partnership's investment in a Local Partnership, Michigan Beach. The Local Partnership reached a settlement with the City of Chicago during 2002 to complete necessary repairs to the exterior facade of the building. Since the Partnership has no remaining investment balance in Michigan Beach, and recovery of the advance is uncertain, the entire amount of the estimated cost was recognized as an impairment loss during the year ended
December 31, 2002. During the year ended December 31, 2003, an additional impairment loss of approximately $368,000 was recognized with respect to the Partnership's investment in Michigan Beach due to revised estimates of the cost to complete the repairs required by the City of Chicago. During the year ended December 31, 2004, the estimate was further revised and an additional impairment loss of approximately $189,000 was recognized. As of December 31, 2004, the Partnership had advanced Michigan Beach approximately $1,347,000 to complete these repairs and an additional approximately $543,000 for other operational items. These advances bear interest at prime plus 2%. Total interest income on the advances was approximately $122,000 for the year ended December 31, 2004 but the receivable has been fully reserved due to uncertainty of recovery from Michigan Beach. No interest was charged during the year ended December 31, 2003.

During the year ended December 31, 2003, the Partnership diluted its investment in Rancho Del Mar Limited Partnership from 99% to 66.4%. The proceeds received for this dilution of approximately $1,017,000 reduced the Partnership's investment balance in this Local Partnership.

During the year ended December 31, 2003, the Partnership diluted its investment in Wedgewood Commons Limited Partnership from 99% to 18.99%. The proceeds of approximately $83,000 for this dilution reduced the Partnership's investment balance in this Local Partnership.

Subsequent to December 31, 2004, the general partner exercised its option to buy the Partnership's remaining interest in Sheboygen Regency House Limited Partnership for $5,000. The Partnership had no remaining investment balance in this Local Partnership and the proceeds were recorded as gain on sale of investment during the first quarter of 2005.

Note 3 - Transactions with Affiliated Parties

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner for the following fees:

(a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner. For the years ended December 31, 2004 and 2003, partnership management fees in the amount of approximately $552,000 and $620,000, respectively, were recorded as an expense. At December 31, 2004, approximately $94,000 of these fees remain unpaid and are included in due to affiliates.

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

(c) The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $60,000 for both years ended December 31, 2004 and 2003 and is included in general and administrative expenses.

NTC-II or another affiliate of the General Partner is the Local Operating General Partner in ten of the Partnership's 31 Local Partnerships. In addition, NTC-II is typically either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner managed three and four properties owned by Local Partnerships during the years ended December 31, 2004 and 2003, respectively. The Local Partnerships pay the affiliate property management fees in the amount of five percent of their gross rental revenues and data processing fees. The amounts paid were approximately $153,000 and $231,000 for the years ended December 31, 2004 and 2003, respectively.

During the year ended December 31, 2004, an affiliate of the General Partner advanced approximately $1,084,000 to the Partnership for operating expenses and advances to Michigan Beach and Quivira Place Local Partnerships. These advances bore interest at prime plus 2.0%. Approximately $285,000 of these advances were repaid during the year ended December 31, 2004. Interest expense during the year ended December 31, 2004 was approximately $16,000. At December 31, 2004 approximately $813,000 of advances and accrued interest remain payable and are included in due to affiliates.

Subsequent to December 31, 2004, an affiliate of the General Partner advanced approximately $250,000 to the Partnership for payment of the 2002, 2003 and 2004 New Jersey Partnership tax. (see "Note 8 - Fourth Quarter Adjustment").

As of December 31, 2004, the fees and advances due the General Partner exceeded the Partnership's cash. The General Partner, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership still remains liable for all such amounts.

During the year ended December 31, 2003, an affiliate of the General Partner advanced approximately $1,278,000 to the Partnership for operating expenses and to fund the capital spending required at Michigan Beach. This advance bore interest at prime plus 2% and was repaid prior to December 31, 2003. Total interest expense incurred during the year ended December 31, 2003 was approximately $7,000.

AIMCO and its affiliates owned 397.0 limited partnership interests (the "Units") in the Partnership representing 0.55% of the outstanding Units at December 31, 2004. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note 4 - Income Taxes

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

A reconciliation follows:

                                                  Years Ended December 31,
                                                     2004            2003
                                                       (in thousands)

Net (loss) income per financial statements         $(2,758)         $ 339
  Other                                                191          (2,714)
  Gain on foreclosure of Partnership interest         (573)            190
Loss per tax return                                 (3,140)         (2,185)

Loss per limited partnership interest              $(42.93)        $(29.90)

The following is a reconciliation between the Partnership's reported amounts and the federal tax basis of net assets:

                                                   December 31, 2004
                                                     (in thousands)
      Net assets as reported                            $ 5,287
      Add (deduct):
        Deferred offering costs                            9,367
        Investment in Partnerships                       (17,256)
        Other                                              8,540
      Net assets - federal tax basis                    $ 5,938

Note 5 - Gain on Legal Settlement

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

During the year ended December 31, 2002, the Partnership received approximately $108,000 from one of the parties involved in this legal action as part of a settlement agreement. Approximately $1,492,000 of its share of the refinancing proceeds of Quivira Limited Partnership were received during August 2002. The Partnership obtained judgments totaling approximately $4,800,000 against certain defendants in 2002. During the year ended December 31, 2003, the Partnership received approximately $1,682,000 from the parties involved in this legal action as part of a global settlement agreement with the local general partner. During the year ended December 31, 2004, the Partnership received approximately $193,000 in additional settlement payments. As part of the settlement agreement, the Partnership expects to receive additional payments from the defendants over the next five years. Subsequent to December 31, 2004, the Partnership received approximately $80,000 in additional settlement payments.

Note  6  -  Real  Estate  and   Accumulated   Depreciation  of  Local  Limited
            Partnerships in which NTCI-II has Invested (in thousands)

(1) Schedule of Encumbrances and Investment Properties (all amounts unaudited except for those amounts relative to the Material Investees - see Note 2) (in thousands):

                                                  Buildings
                                                     And
                                                   Related
                                                  Personal                 Accumulated
        Description         Encumbrances  Land    Property      Total     Depreciation

Ashville Equity (Westview)     $ 920     $ 171      $ 659       $ 830         $ 177
Columbus Junction Park            642        40        803         843           324
Countryside Place               4,147       470      8,346       8,816         4,027
Edgewood Apts.                  1,541       158      3,895       4,053         1,994
Fourth Street                     920       242      4,219       4,461         1,980
Germantown Apts.                2,210       210      4,613       4,823         2,419
Great Basin Assoc.                572       143      1,406       1,549           749
Grimes Park Apts.                 453        50        537         587           222
Jamestown Terrace               2,832       298      3,501       3,799         1,222
Jefferson Meadows               3,248        85      5,348       5,433         2,718
Kentucky River                    895       149      2,026       2,175           734
Lincoln Grove                     462       118      3,977       4,095         1,444
Meadowlakes                     1,152       136      3,964       4,100         2,042
Michigan Beach                  6,098       792      6,022       6,814           936
Nickel River (Wedgewood)        1,522       140      3,049       3,189         1,198
Norwalk Park Apts.                422        51        491         542           211
Oakview Apts.                   1,010        81      3,616       3,697         1,640
Palm Springs View Apts.         5,040       901      6,772       7,673         2,848
Pam Apts.                       1,075        50      2,652       2,702         1,994
Parkwood Landing                4,076       720      9,227       9,947         4,667
Pensacola Affordable              962       252      1,848       2,100           925
Pineview Terrace                2,683        82      3,241       3,323         1,156
Quivira Place                   6,415       100     13,506      13,606         7,021
Rancho del Mar                  3,043        75      8,770       8,845         4,164
Salem Park Apts.                2,389       204      4,294       4,498         2,428
Sheboygan                       1,364        47      2,575       2,622         1,397
Sitka III (Spruce Grove)        1,150        42      1,481       1,523           758
Soldotna (Northwood Senior)     1,457        59      1,925       1,984           678
Torres de Plata II              3,027       158      3,846       4,004         2,027
Virginia Park Meadows           3,212        78      5,367       5,445         2,710
Westbridge Apts.                2,435       201      3,064       3,265         1,075
Total                         $67,374    $6,303   $125,040    $131,343       $57,885

(2) Reconciliation of real estate (all amounts unaudited except for those amounts relative to the Material Investees - see Note 2) (in thousands):


                                             Years Ended December 31,
                               2004      2004      2004       2003     2003     2003
                            (Unaudited) Audited    Total   (Unaudited)Audited   Total
Real estate:
Balance  at   beginning  of  $88,725    $40,889  $129,614   $95,584   $40,838 $136,422
year
 Improvements   during  the    1,650         79     1,729     1,121        51    1,172
 year
 Disposal of property             --         --        --    (7,980)       --   (7,980)
Balance at end of year       $90,375    $40,968  $131,343   $88,725   $40,889 $129,614

(3) Reconciliation of accumulated depreciation (all amounts unaudited except for those amounts relative to the Material Investees - see Note 2) (in thousands):

                                            Years Ended December 31,
                             2004       2004      2004       2003      2003     2003
                           Unaudited   Audited    Total   Unaudited  Audited   Total
Accumulated depreciation:
 Balance at beginning
   of year                  $35,909    $17,619   $53,528   $35,343   $16,230  $51,573
 Depreciation     expense
for
   the year                   3,052      1,420     4,472     2,881     1,413    4,294
 Disposal of property           (75)       (40)     (115)   (2,315)       (24)
                                                                              (2,339)
Balance at end of year      $38,886    $18,999   $57,885   $35,909   $17,619  $53,528

Note 7 - Contingencies

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

Note 8 - Fourth Quarter Adjustment

The Partnership's policy is to record equity in loss from Local Partnerships on a quarterly basis, using interim financial information provided by the operating general partners of the Local Partnerships. For the first three quarters of 2003, the equity in loss from Local Partnerships was based on these estimated amounts. During the fourth quarter of 2003, the Partnership recorded an adjustment to the equity in loss from Local Partnerships of approximately $623,000 due to a difference in the estimated losses and the actual losses incurred by the Local Partnerships for the year. The actual equity in loss from Local Partnerships for the year ended December 31, 2003 was approximately $791,000, as compared to the estimated equity in loss from Local Partnerships for the nine months ended September 30, 2003 of approximately $148,000.

In 2002 a new Partnership tax related to the investment properties located in New Jersey was implemented. Included in general and administrative expenses for the year ended December 31, 2004 are costs associated with the New Jersey tax of approximately $250,000 for the years 2002, 2003, and 2004.

Subsequent to December 31, 2004, an affiliate of the General Partner advanced approximately $250,000 to the Partnership for payment of the 2002, 2003 and 2004 New Jersey Partnership tax.

As of December 31, 2004, the fees and advances due the General Partner exceeded the Partnership's cash. The General Partner, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership still remains liable for all such amounts.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8b.    CONTROLS AND PROCEDURES

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8b.    Other Information

None.

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

Harry G. Alcock                 42    Executive Vice President and
                                        Director
David R. Robertson              39    President, Chief Executive Officer
                                        and Director
Charles McKinney                53    Senior Vice President and Director
                                        of Asset Management
Jeffrey H. Sussman              39    Senior Vice President, General
                                        Counsel and Secretary
Brian H. Shuman                 42    Senior Vice President and Chief
                                        Financial Officer

Harry G. Alcock was appointed as a Director of the Corporate General Partner in October 2004 and was appointed Executive Vice President of the Corporate General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

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

ITEM 10.    EXECUTIVE COMPENSATION

Neither the director nor the officers received any remuneration from the Registrant for the year ended December 31, 2004.

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

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner for the following fees:

(a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner. For the years ended December 31, 2004 and 2003, partnership management fees in the amount of approximately $552,000 and $620,000, respectively, were recorded as an expense. At December 31, 2004, approximately $94,000 of these remain unpaid and are included in due to affiliates.

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

(c) The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $60,000 for both years ended December 31, 2004 and 2003 and is included in general and administrative expenses.

NTC-II or another affiliate of the General Partner is the Local Operating General Partner in ten of the Partnership's 31 Local Partnerships. In addition, NTC-II is typically either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner managed three and four properties owned by Local Partnerships during the years ended December 31, 2004 and 2003, respectively. The Local Partnerships pay the affiliate property management fees in the amount of five percent of their gross rental revenues and data processing fees. The amounts paid were approximately $153,000 and $231,000 for the years ended December 31, 2004 and 2003, respectively.

During the year ended December 31, 2004, an affiliate of the General Partner advanced approximately $1,084,000 to the Partnership for operating expenses and advances to Michigan Beach and Quivera Place Local Partnerships. These advances bore interest at prime plus 2.0%. Approximately $285,000 of these advances were repaid during the year ended December 31, 2004. Interest expense during the year ended December 31, 2004 was approximately $16,000. At December 31, 2004 approximately $813,000 of advances and accrued interest remain payable and are included in due to affiliates.

Subsequent to December 31, 2004, an affiliate of the General Partner advanced approximately $250,000 to the Partnership for payment of the 2002, 2003 and 2004 New Jersey Partnership tax. (see "Note 8 - Fourth Quarter Adjustment").

As of December 31, 2004, the fees and advances due the General Partner exceeded the Partnership's cash. The General Partner, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership still remains liable for all such amounts.

During the year ended December 31, 2003, an affiliate of the General Partner advanced approximately $1,278,000 to the Partnership for operating expenses and to fund the capital spending required at Michigan Beach. This advance bore interest at prime plus 2% and was repaid prior to December 31, 2003. Total interest expense incurred during the year ended December 31, 2003 was approximately $7,000.

AIMCO and its affiliates owned 397.0 limited partnership interests (the "Units") in the Partnership representing 0.55% of the outstanding Units at December 31, 2004. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

ITEM 13.    EXHIBITS

            See Exhibit Index Attached.

Item 14.    Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $49,000 and $44,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $19,000 and $26,000 for 2004 and 2003, respectively.

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


                                    Date: April 18, 2005


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Harry G. Alcock            Director and Executive        Date: April 18, 2005
Harry G. Alcock               Vice President


/s/David R. Robertson         President, Chief Executive    Date: April 18, 2005
David R. Robertson            Officer and Director


/s/Brian H. Shuman            Senior Vice President and     Date: April 18, 2005
Brian H. Shuman               Chief Financial Officer

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

   99.1     Independent Auditors' Report for Kentucky River Apartments, Ltd.

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

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date:  April 18, 2005

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

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date: April 18, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of National Tax Credit Investors II (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  April 18, 2005


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  April 18, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Exhibit 99.1

Independent Auditor's Report

To the Partners
Kentucky River Apartments, Ltd.
A Kentucky Limited Partnership
Winchester, Kentucky

I have audited the accompanying balance sheets of Kentucky River Apartments, Ltd., a limited partnership, as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' capital, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on those financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. I was not engaged to perform an audit of the Partnership's internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management, and evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kentucky River Apartments, Ltd. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.


/s/Donald W. Causey, CPA, P.C.
Gadsden, Alabama
March 5, 2005