Form 10KSB/A
period 2004-12-31
NATIONAL TAX CREDIT INVESTORS II
filed 2005-05-20
CIK 859921

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-KSB/A

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

------------------------------------------------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                EXPLANATORY NOTE

This document amends the Form 10-KSB for the year ended December 31, 2004. The Partnership has determined that the accounting treatment reflected in the Partnership's 2003 financial statements for the Rancho Del Mar Limited
Partnership's ("Rancho") dilution transaction was in error. That accounting treatment was based on the Partnership's understanding that it had, in substance, sold approximately a 33 percent economic interest in Rancho. Based on its reconsideration of the accounting treatment, the Partnership determined that the transaction, which involved an amendment of the cash flow distribution provisions of the Rancho limited partnership agreement, was in substance a sale of substantially all of the Partnership's economic interest in Rancho. Accordingly, the Partnership has now determined that it should have recognized a loss on sale of local partnership interests of approximately $1,320,000 for the excess of the carrying amount of its investment in Rancho over the transaction proceeds received. As a result of reducing the investment balance in Rancho to zero at the date of the transaction, equity in loss and amortization of acquisition costs was reduced by approximately $89,000 and $74,000 for the years ended December 31, 2004 and 2003, respectively. The error has been corrected in the restated financial statements.

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

(B)   Section 8 of Title II of the  Housing  and  Community  Development  Act of
      1974.

(C) Subsequent to December 31, 2004, the local general partner exercised its option to buy the Partnership's remaining interest in Sheboygen Regency House Limited Partnership for $5,000. The Partnership had no remaining investment balance in this Local Partnership and proceeds were recorded as gain on sale of investment during the first quarter of 2005.

The following table details the Partnership's ownership percentages of the Local Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage and other encumbrances on each property for each of the Local Partnerships as of December 31, 2004.

                                   NTCI II     Original Cost
                                 Percentage    of Ownership       Mortgage
Name and Location                 Interest       Interest           Notes        Notes Payable
                                              (in thousands)   (in thousands)   (in thousands)
Ashville Equity (Westview)
  Ashville, OH                     99.00%          $ 956            $ 920            $ --
Columbus Junction Park
  Columbus Junction, IA            99.00%             218              642               --
Countryside
  Howell Township, NJ              99.00%              95            4,147              143
Edgewood Apartments
  Rogers, AR                       99.00%             288            1,541               --
Fourth Street
  Los Angeles, CA                  99.00%           1,575              920               --
Germantown Apartments
  Conway, AR                       99.00%             740            2,210               --
Great Basin Associates
  Reno, NV                          5.00%             460              572               --
Grimes Park Apartments
  Grimes, IA                       99.00%           1,858              453               --
Jamestown Terrace
  Jamestown, CA                    99.00%             183            2,832               --
Jefferson Meadows Apartments
  Detroit, MI                      98.90%              68            3,248              367
Kentucky River Apartments
  Winchester, KY                   99.00%           1,200              895               --
Lincoln Grove Apartments
  Greensboro, NC                   99.00%             840              462            2,052
Meadowlakes Apartments
  Searcy, AR                       99.00%             370            1,152               --
Michigan Beach Apartments
  Chicago, IL                      98.90%           1,575            6,098            3,460
Nickel River (Wedgewood)
  Apartments (A)
  LaCrosse, WI                     18.99%           1,400            1,522               --
Norwalk Park Apartments
  Norwalk, IA                      99.00%             465              422               --
Oakview Apartments
  Spartanburg, SC                  99.00%             288            1,010               --
Palm Springs View
  Palm Springs, CA                 50.49%              57            5,040               --
Pam Apartments
  Pampa, TX                        99.00%             336            1,075               --



                                 NTCI II     Original Cost
                               Percentage    of Ownership        Mortgage
Name and Location               Interest       Interest           Notes         Notes Payable
                                            (in thousands)    (in thousands)   (in thousands)
Parkwood Landing
  Huntsville, AL                 99.00%          $ 50            $ 4,076            $ --
Pensacola Affordable
  Pensacola, FL                  99.00%             300              962                --
Pineview Terrace
  Katy, TX                       98.99%             132            2,683                --
Quivera
  Lenexa, KS                     99.00%              43            6,415                --
Rancho Del Mar (B)
  Tucson, AZ                     66.40%             216            3,043                --
Salem Park Apartments
  Conway, AR                     99.00%           1,854            2,389                --
Sheboygan Apartments
  Sheboygan, WI                   9.91%             867            1,364                --
Sitka III
  Sitka, AK                      99.00%           1,277            1,150                --
Soldotna (Northwood Senior)
  Apartments
  Soldotna, AK                   99.00%           1,391            1,457                --
Torres de Plata II
  Toa Alto, PR                   99.00%             100            3,027                --
Virginia Park Meadows
  Detroit, MI                    98.90%             248            3,212               411
Westbridge Apartments
  W. Columbia, SC                99.00%             840            2,435                --
                                                $20,290          $67,374           $ 6,433

(A) During the year ended December 31, 2003, the Partnership diluted its investment in Wedgewood Commons Limited Partnership from 99% to 18.99%. The proceeds of approximately $83,000 for this dilution reduced the Partnership's investment balance in this Local Partnership.

(B) During the year ended December 31, 2003, the Partnership diluted its investment in the Rancho del Mar Apartments Limited Partnership from 99% to 66.4%. The proceeds received for this sale of approximately $1,017,000 were offset against the Partnership's investment balance in the Local Partnership. This transaction which involved an amendment of the cash flow distribution provisions of the Rancho limited partnership agreement, was in substance a sale of substantially all of the Partnership's economic interest in Rancho. Therefore, the Partnership recognized a loss on sale of local partnership interests of approximately $1,320,000 during the year ended December 31, 2003 to reduce the Partnership's investment balance in this Local Partnership to zero.

(C) Subsequent to December 31, 2004, the local general partner exercised its option to buy the Partnership's remaining interest in Sheboygen Regency House Limited Partnership for $5,000. The Partnership had no remaining investment balance in this Local Partnership and proceeds were recorded as gain on sale of investment during the first quarter of 2005.

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

Subsequent to December 31, 2004, an affiliate of the General Partner advanced approximately $250,000 to the Partnership for payment of the 2002, 2003 and 2004 New Jersey Partnership tax. (see "Item 7. Financial Statements - Note 9 - Fourth Quarter Adjustment").

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

Results of Operations

The Partnership was formed to provide various benefits to its Limited Partners as discussed in "Item 1. Description of Business". It is not expected that any of the Local Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to Limited Partners in any material amount. The Partnership accounts for its investments in the Local Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Partnerships. The investments in 22 of the 31 Local Partnerships have been reduced to zero as of December 31, 2004.

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

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Partnership's profits less the Partnership's share of the Local Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships. During the years ended December 31, 2004 and 2003, the Partnership recognized equity in loss of approximately $623,000 and $717,000, respectively, from Local Partnerships. The decrease in equity in losses was primarily due to decreased losses at the Local Partnerships. During the years ended December 31, 2004 and 2003, the Partnership received approximately $69,000 and $868,000, respectively, in distributions from Local Partnerships that were recognized as income in the statements of operations since the Partnership's investment in the Local Partnerships has been reduced to zero. During the years ended December 31, 2004 and 2003 the Partnership advanced to several Local Partnerships approximately $1,077,000 and $116,000, respectively. These advances were fully reserved since the Partnership has no remaining investment balance in these Local Partnerships.

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

During the year ended December 31, 2003, the Partnership diluted its investment in Rancho Del Mar Limited Partnership ("Rancho") from 99% to 66.4%. The proceeds received for this dilution of approximately $1,017,000 reduced the Partnership's investment balance in this Local Partnership. This transaction which involved an amendment of the cash flow distribution provisions of the Rancho limited partnership agreement, was in substance a sale of substantially all of the Partnership's economic interest in Rancho. Therefore, the Partnership recognized a loss on sale of local partnership interests of approximately $1,320,000 during the year ended December 31, 2003 to reduce the Partnership's investment balance in this Local Partnership to zero.

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

FSAB Interpretation No. 46

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in 17 VIE's for which the Partnership was not the primary beneficiary. Those 17 VIE's consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership or management of seventeen apartment properties with a total of 2,071 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership's maximum exposure to loss as a result of its involvement with unconsolidated VIE's is limited to the Partnership's recorded investments in and receivables from those VIE's, which was approximately $5,164,000 at December 31, 2004. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note 2 - Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

As discussed in Note A to the financial statements, in 2005 the management of National Tax Credit Investors II identified several transactions related to the Partnership's dilution of its investment in Rancho Del Mar Limited Partnership, reducing the Partnership's investment balance in this Local Partnership to zero. These transactions should have been reported during the year ended December 31, 2003.


                                                              /s/Ernst  &  Young
                                                                             LLP

Greenville, South Carolina
May 20, 2005

                        NATIONAL TAX CREDIT INVESTORS II

                                  BALANCE SHEET
                                 (in thousands)

                                DECEMBER 31, 2004
                           (as restated - see Note 1)


                            ASSETS

Investments in limited partnerships (Note 3)                                 $ 5,193
Cash and cash equivalents                                                        134
       Total Assets                                                          $ 5,327

        LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
  Accounts payable and accrued expenses                                       $ 290
  Due to affiliates (Note 4)                                                     907

Contingencies (Note 8)

Partners' (deficiency) capital:
  General partners                                               $ (588)
  Limited partners                                                 4,718       4,130


       Total liabilities and partners' (deficiency) capital                  $ 5,327


                See Accompanying Notes to Financial Statements

                        NATIONAL TAX CREDIT INVESTORS II

                            STATEMENTS OF OPERATIONS
                    (in thousands, except per interest data)



                                                              Years Ended December 31,
                                                                  2004          2003
                                                              (Restated -    (Restated)
                                                              see Note 1)
Operating income:
  Interest and other income                                       $ 6           $ 22
  Gain on legal settlement (Note 6)                                 193         1,682
      Total operating income                                        199         1,704

Operating expenses:
  Management fees - partners (Note 4)                               552           620
  General and administrative (Notes 4 and 9)                        362           117
  Legal and accounting                                              134           226
      Total operating expenses                                    1,048           963

(Loss) income from partnership operations                          (849)          741

Impairment loss (Note 3)                                           (189)         (368)
Loss on sale of local partnership interest (Note 3)                  --        (1,315)
Distributions from local partnerships recognized as
  income (Note 3)                                                    69           868
Advances made to local partnerships recognized
  as expense (Note 3)                                            (1,077)         (116)
Equity in loss of local partnerships and amortization of
  acquisition costs (Note 3)                                       (623)         (717)

Net loss (Note 5)                                               $(2,669)       $ (907)

Net loss allocated to general partners (1%)                      $ (27)         $ (9)
Net loss allocated to limited partners (99%)                     (2,642)         (898)

                                                                $(2,669)       $ (907)

Net (loss) income per limited partnership interest (Note 2)     $(36.49)      $(12.40)

                See Accompanying Notes to Financial Statements

                        NATIONAL TAX CREDIT INVESTORS II

            STATEMENTS OF CHANGES IN PARTNERS'(DEFICIENCY) CAPITAL
                        (in thousands, except interests)
                           (as restated - see Note 1)


                                                     General        Limited
                                                     Partner        Partners        Total

Limited Partnership Interests                                        72,404

Partners' (deficiency) capital at
  December 31, 2002                                  $ (552)        $ 8,258        $ 7,706

Net loss for the year ended December 31, 2003             (9)          (898)          (907)

Partners' (deficiency) capital at
  December 31, 2003                                     (561)         7,360          6,799

Net loss for the year ended December 31, 2004            (27)        (2,642)        (2,669)

Partners' (deficiency) capital at
  December 31, 2004                                  $ (588)        $ 4,718        $ 4,130


                See Accompanying Notes to Financial Statements

                        NATIONAL TAX CREDIT INVESTORS II

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                    Years Ended December 31,
                                                                        2004          2003
                                                                    (Restated -    (Restated)
                                                                    see Note 1)
Cash flows from operating activities:
  Net loss                                                            $(2,669)       $ (907)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
      Advances made to local partnerships recognized as expense         1,077           116
      Loss on sale of local partnership interests                          --         1,315
      Equity in loss of limited partnerships and amortization
        of acquisition costs                                              623           717
      Impairment loss                                                     189           368
      Change in accounts:
        Accounts payable and accrued expenses                             290          (152)
        Accrued fees due to partners                                      108        (1,127)
         Net cash (used in) provided by operating activities             (382)          330

Cash flows from investing activities:
  Proceeds from sale of local partnership interests                        --             5
  Proceeds from dilution of interest in local partnership                  --         1,099
  Distributions from local partnerships recognized as a return
    of investment balance                                                  96            60
  Decrease in restricted cash                                              --           267
  Advances to local partnerships                                       (1,920)         (622)
  Repayment of advances by local partnerships                              --             3
         Net cash (used in) provided by investing activities           (1,824)          812

Cash flows from financing activities:
  Advances from affiliate                                                 799         1,278
  Repayment of advance from affiliate                                      --        (1,278)
         Net cash provided by financing activities                        799            --

Net decrease in cash and cash equivalents                              (1,407)        1,142
Cash and cash equivalents, beginning of year                            1,541           399
Cash and cash equivalents, end of year                                 $ 134        $ 1,541

Supplemental disclosure of non-cash activity:
  Advances included in accrued liability to a Local Partnership         $ --         $ 654

                See Accompanying Notes to Financial Statements

                        NATIONAL TAX CREDIT INVESTORS II

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

Note 1 - Correction of an Error

This document amends the Form 10-KSB for the year ended December 31, 2004. The Partnership has determined that the accounting treatment reflected in the Partnership's 2003 financial statements for the Rancho Del Mar Limited
Partnership's ("Rancho") dilution transaction was in error. That accounting treatment was based on the Partnership's understanding that it had, in substance, sold approximately a 33 percent economic interest in Rancho. Based on its reconsideration of the accounting treatment, the Partnership determined that the transaction, which involved an amendment of the cash flow distribution provisions of the Rancho limited partnership agreement, was in substance a sale of substantially all of the Partnership's economic interest in Rancho. Accordingly, the Partnership has now determined that it should have recognized a loss on sale of local partnership interests of approximately $1,320,000 for the excess of the carrying amount of its investment in Rancho over the transaction proceeds received. As a result of reducing the investment balance in Rancho to zero at the date of the transaction, equity in loss and amortization of acquisition costs was reduced by approximately $89,000 and $74,000 for the years ended December 31, 2004 and 2003, respectively. The error has been corrected in the restated financial statements.

The following tables set forth the adjustments to the balance sheet as of December 31, 2004 and the statement of operations for the years ended December 31, 2004 and 2003. The only financial statement line items included below are those that have been restated from the originally reported amounts.

                                                           As of December 31, 2004
                                                                (in thousands)
                                                        As previously
                                                           reported      As restated

Investments in limited partnerships                     $ 6,350        $5,193
Partners' (deficiency) capital                            5,287         4,130


                                                         Year Ended December 31, 2004
                                                                (in thousands)
                                                        As previously
                                                           reported      As restated

Equity in loss of local partnerships and
  amortization of acquisition costs                     $  (712)       $  (623)
Net loss                                                 (2,758)        (2,669)
Net loss allocated to general partners                      (28)           (27)
Net loss allocated to limited partners                   (2,730)        (2,642)
Net loss per limited partnership unit                    (37.71)        (36.49)


                                                        Year Ended December 31, 2003
                                                                (in thousands)
                                                        As previously
                                                           reported      As restated

Gain (loss) on sale of local partnership interests      $     5        $  (1,315)
Equity in loss of local partnerships and
 amortization of acquisition costs                         (791)            (717)
Net income (loss)                                           339             (907)
Net income (loss) allocated to general partners               3               (9)
Net income (loss) allocated to limited partners             336             (898)
Net income (loss) allocated to limited partnership
 unit                                                      4.64           (12.40)

Note 2 - Organization and Summary of Significant Accounting Policies

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

Impairment of Long-Lived Assets

The Partnership reviews long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. For the years ended December 31, 2004 and 2003, impairment losses of approximately $189,000 and $368,000, respectively, were recognized with respect to the investment balance in one Local Partnership. See "Note 3 - Investments in Local Partnerships" for further information.

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

FASB Interpretation No. 46

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in 17 VIE's for which the Partnership was not the primary beneficiary. Those 17 VIE's consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership or management of seventeen apartment properties with a total of 2,071 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership's maximum exposure to loss as a result of its involvement with unconsolidated VIE's is limited to the Partnership's recorded investments in and receivables from those VIE's, which was approximately $5,164,000 at December 31, 2004. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 3 - Investments in Local Partnerships

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

The individual investments are carried at cost plus the Partnership's share of the Local Partnership's profits less the Partnership's share of the Local Partnership's losses, distributions and impairment charges. See "Note 2 - Organization and Summary of Significant Accounting Policies" for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.

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

As of December 31, 2004, the investment balance in 22 of the 31 Local Partnerships had been reduced to zero.

The following is a summary of the investments in and advances to Local Partnerships for the year ended December 31, 2004(in thousands) as restated:

Balance, beginning of year                        $ 5,912
Equity in losses of local partnerships               (572)
Distributions recognized as a return
  of investment balance                               (96)
Advances to local partnerships                      1,077
Advances made to local partnerships
  recognized as expense                            (1,077)
Amortization of capitalized acquisition
  costs and fees                                      (51)
Investments balance, end of year                  $ 5,193

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

During the year ended December 31, 2003, the Partnership diluted its investment in Rancho Del Mar Limited Partnership ("Rancho") from 99% to 66.4%. The proceeds received for this dilution of approximately $1,017,000 reduced the Partnership's investment balance in this Local Partnership. This transaction which involved an amendment of the cash flow distribution provisions of the Rancho limited partnership agreement, was in substance a sale of substantially all of the Partnership's economic interest in Rancho. Therefore, the Partnership recognized a loss on sale of local partnership interests of approximately $1,320,000 during the year ended December 31, 2003 which reduced the Partnership's investment balance in this Local Partnership to zero.

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

A reconciliation follows:

                                                  Years Ended December 31,
                                                     2004            2003
                                                       (in thousands)
                                                        (As Restated)
Net loss per financial statements                  $(2,669)         $ (907)
  Other                                                102          (1,468)
  Gain on foreclosure of Partnership interest         (573)            190
Loss per tax return                                 (3,140)         (2,185)

Loss per limited partnership interest              $(42.93)        $(29.90)

The following is a reconciliation between the Partnership's reported amounts and the federal tax basis of net assets:

                                                   December 31, 2004
                                                     (in thousands)
                                                     (As Restated)

      Net assets as reported                            $ 4,130
      Add (deduct):
        Deferred offering costs                            9,367
        Investment in Partnerships                       (16,099)
        Other                                              8,540
      Net assets - federal tax basis                    $ 5,938

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

(2) Reconciliation of real estate (all amounts unaudited except for those amounts relative to the Material Investees - see Note 3) (in thousands):

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

(3) Reconciliation of accumulated depreciation (all amounts unaudited except for those amounts relative to the Material Investees - see Note 3) (in thousands):

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

Note 8 - Contingencies

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. At the end of the first quarter of 2005, the SEC added certain tender offers for limited partnership interests as an area of investigation. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

Note 9 - Fourth Quarter Adjustment

The Partnership's policy is to record equity in loss from Local Partnerships on a quarterly basis, using interim financial information provided by the operating general partners of the Local Partnerships. For the first three quarters of 2003, the equity in loss from Local Partnerships was based on these estimated amounts. During the fourth quarter of 2003, the Partnership recorded an adjustment to the equity in loss from Local Partnerships of approximately $557,000 due to a difference in the estimated losses and the actual losses incurred by the Local Partnerships for the year. The actual equity in loss from Local Partnerships for the year ended December 31, 2003 was approximately $717,000, as compared to the estimated equity in loss from Local Partnerships for the nine months ended September 30, 2003 of approximately $148,000.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8b.    CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures needed to be improved and were improved subsequent to December 31, 2004 to provide that sale transactions are properly recorded. In particular, the Partnership has implemented a system to improve the coordination and communication between those groups responsible for effecting transactions related to the investments of the Partnership and those groups responsible for the preparation and reporting of such transactions.

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


                                    Date: May 20, 2005


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Harry G. Alcock            Director and Executive        Date: May 20, 2005
Harry G. Alcock               Vice President


/s/David R. Robertson         President, Chief Executive    Date: May 20, 2005
David R. Robertson            Officer and Director


/s/Brian H. Shuman            Senior Vice President and     Date: May 20, 2005
Brian H. Shuman               Chief Financial Officer

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

   32.1 Certification of the equivalent of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.1     Independent Auditors' Report for Kentucky River Apartments, Ltd.

Exhibit 31.1


                                  CERTIFICATION


I, David R. Robertson, certify that:


1. I have reviewed this annual report on Form 10-KSB/A of National Tax Credit Investors II;

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

Date:  May 20, 2005

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

Exhibit 31.2


                                  CERTIFICATION


I, Brian H. Shuman, certify that:


1. I have reviewed this annual report on Form 10-KSB/A of National Tax Credit Investors II;

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

Date: May 20, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB/A of National Tax Credit Investors II (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  May 20, 2005


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  May 20, 2005


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