Form 10QSB
period 2005-03-31
NATIONAL TAX CREDIT INVESTORS II
filed 2005-05-20
CIK 859921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005


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

                         PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements


                        NATIONAL TAX CREDIT INVESTORS II

                                  BALANCE SHEET

                                 MARCH 31, 2005
                                 (in thousands)
                                   (Unaudited)



                          ASSETS

Investments in local partnerships (Note 2)                                    $ 5,017
Cash and cash equivalents                                                          27

     Total Assets                                                             $ 5,044

      LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
   Accounts payable and accrued expenses                                       $ 283
   Due to affiliates (Note 3)                                                   1,060

Contingencies (Note 5)

Partners' (deficiency) capital:
   General partner                                              $ (592)
   Limited partners                                              4,293          3,701

     Total liabilities and partners' (deficiency) capital                     $ 5,044


  The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II

                            STATEMENTS OF OPERATIONS

                   (in thousands, except per interest data)
                                   (Unaudited)



                                                                    Three Months Ended
                                                                         March 31,
                                                                    2005          2004
Operating income:                                                              (restated)

  Interest and other income                                         $ --           $ 3
  Gain on legal settlement (Note 4)                                     80            --
     Total operating income                                             80             3

Operating expenses:
  Management fees - partners (Note 3)                                  138           138
  General and administrative (Note 3)                                   36            33
  Interest (Note 3)                                                     15             1
  Legal and accounting                                                  22            47
     Total operating expenses                                          211           219

Loss from partnership operations                                      (131)         (216)

Impairment loss (Note 2)                                                --           (15)
Gain on sale of investment (Note 2)                                      5            --
Distributions from local partnerships recognized as income
  (Note 2)                                                               2            16
Advances made to local partnerships recognized as
   expense (Note 2)                                                   (149)          (62)
Equity in loss of local partnerships and amortization of
  acquisition costs (Note 2)                                          (156)         (146)

Net loss                                                           $ (429)       $ (423)

Net loss allocated to general partner (1%)                          $ (4)         $ (4)
Net loss allocated to limited partners (99%)                          (425)         (419)

                                                                   $ (429)       $ (423)

Net loss per limited partnership interest (Note 1)                 $ (5.87)      $ (5.79)

  The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II

            STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

                                   (Unaudited)
                      (in thousands, except interest data)



                                         General         Limited
                                         Partner         Partners          Total

Partnership interests                                     72,404

Partners' (deficiency) capital,          $ (588)         $ 4,718          $ 4,130
  December 31, 2004, as restated

Net loss for the three months
  ended March 31, 2005                       (4)            (425)            (429)

Partners' (deficiency) capital,
  March 31, 2005                         $ (592)         $ 4,293          $ 3,701

  The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)



                                                                       Three Months Ended
                                                                           March 31,
                                                                      2005            2004
Cash flows from operating activities:                                              (restated)
  Net loss                                                           $ (429)         $ (423)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
     Advances made to local partnerships recognized as
       expense                                                          149              62
     Equity in loss of local partnerships and amortization
      of acquisition costs                                              156             146
     Gain on sale of investment                                          (5)             --
     Impairment loss                                                     --              15
     Changes in accounts:
      Accounts payable and accrued expenses                              (7)             16
      Accrued fees due to partners                                      153             (17)
         Net cash provided by (used in) operating activities             17            (201)

Cash flows from investing activities:
  Distributions from local partnerships recognized as a
   reduction of investment balance                                       20              14
  Proceeds from sale of investment                                        5              --
  Advances to local partnerships                                       (156)           (731)
  Repayment of advances by local partnerships                             7              --
         Net cash used in investing activities                         (124)           (717)

Cash flows from financing activities:
  Advances from affiliates                                               --             285
  Repayment of advances from affiliates                                  --            (285)
         Net cash provided by financing activities                       --              --

Net decrease in cash and cash equivalents                              (107)           (918)
Cash and cash equivalents, beginning of period                          134           1,541

Cash and cash equivalents, end of period                              $ 27           $ 623

  The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT INVESTORS II

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                 MARCH 31, 2005


Note 1 - Organization And Summary Of Significant Accounting Policies

General

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 2004 filed by National Tax Credit Investors II (the "Partnership" or "NTCI II"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2005 and the results of operations and changes in cash flows for the three months ended March 31, 2005 and 2004.

Certain reclassifications have been made to the 2004 information to conform to the 2005 presentation.

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

The Partnership has determined that the accounting treatment reflected in the Partnership's 2003 financial statements for the Rancho Del Mar Limited Partnerships ("Rancho") dilution transaction was in error. That accounting treatment was based on the Partnership's understanding that it had, in substance, sold approximately a 33 percent economic interest in Rancho. Based on its reconsideration of the accounting treatment, the Partnership determined that the transaction, which involved an amendment of the cash flow distribution provisions of the Rancho limited partnership agreement, was in substance a sale of substantially all of the Partnership's economic interest in Rancho. Accordingly, the Partnership has now determined that it should have recognized a loss for the $1,320,000 excess of the carrying amount of its investment in Rancho over the transaction proceeds on or prior to the date it agreed to the terms of the Rancho transaction. The Partnership filed a Form 10-KSB/A on May 20, 2005 appropriately restating its annual financial statements. The statement of operations for the three months ended March 31, 2004 has been restated to remove the equity in loss and the amortization of acquisition cost originally recognized during the three months ended March 31, 2004 of approximately $37,000 due to the elimination of the Partnership's investment balance in Rancho during 2003.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding during the period. The number of limited partner interests was 72,404 for the three months ended March 31, 2005 and 2004.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in 17 VIE's for which the Partnership was not the primary beneficiary. Those 17 VIE's consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership or management of seventeen apartment properties with a total of 2,071 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership's maximum exposure to loss as a result of its involvement with unconsolidated VIE's is limited to the Partnership's recorded investments in and receivables from those VIE's, which was approximately $4,993,000 at March 31, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 - Investments In Local Partnerships

As of March 31, 2005 the Partnership holds limited partnership interests in 30 Local Partnerships, located in 19 different states. At March 31, 2005, the Local Partnerships own residential projects consisting of 3,097 apartment units. As a limited partner of the Local Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their properties (the "Apartment Complexes"). The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

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

As of March 31, 2005, the investment balance in 21 of the 30 Local Partnerships had been reduced to zero.

The following is a summary of the investments in and advances to Local Partnerships for the three months ended March 31, 2005 (in thousands):

Balance, beginning of year, as restated             $ 5,193
Equity in losses of local partnerships                 (143)
Distributions recognized as a reduction
  of investment balance                                 (20)
Advances to local partnerships                          156
Repayment of advances by local partnerships             (7)
Advances made to local partnerships
 recognized as expense                                (149)
Amortization of capitalized acquisition
  costs and fees                                        (13)

Investments balance at March 31, 2005               $ 5,017

The following are unaudited condensed combined estimated statements of operations for the three months ended March 31, 2005 and 2004 for the Local Partnerships in which the Partnership has investments. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the 2004 amounts have been restated to exclude the operations of Sheboygan Regency House due to the Partnership's sale of its investment in this Local Partnership during the three months ended March 31, 2005 (in thousands).

                                               Three Months Ended
                                                    March 31,
                                              2005            2004
                                                           (restated)

Total revenues                               $ 4,305         $ 4,203

Expenses
  Interest                                     1,209           1,228
  Depreciation and amortization                1,092           1,048
  Operating expenses                           2,842           2,702
      Total expenses                           5,143           4,978

Net loss                                     $ (838)         $ (775)

During the year ended December 31, 2002, an impairment loss of $790,000 was recognized with respect to the Partnership's investment in a Local Partnership, Michigan Beach. The Local Partnership reached a settlement with the City of Chicago during 2002 to complete necessary repairs to the exterior facade of the building. Since the Partnership has no remaining investment balance in Michigan Beach, and recovery of the advance is uncertain, the entire amount of the estimated cost was recognized as an impairment loss during the year ended
December 31, 2002. During the year ended December 31, 2003, an additional impairment loss of approximately $368,000 was recognized with respect to the Partnership's investment in Michigan Beach due to revised estimates of the cost to complete the repairs required by the City of Chicago. During the year ended December 31, 2004, the estimate was further revised and an additional impairment loss of approximately $189,000 was recognized. As of March 31, 2005, the Partnership had advanced Michigan Beach approximately $1,347,000 to complete these repairs and an additional approximately $543,000 for other operational items. These advances bear interest at prime plus 2% (approximately 7.75% at March 31, 2005) and interest income was approximately $30,000 for the three months ended March 31, 2005. There was no interest charged during the three months ended March 31, 2004. The receivable for the interest income has been fully reserved due to uncertainty of recovery from Michigan Beach.

At March 31, 2005, the holder of the second mortgage for the property of one of the Local Partnerships, Michigan Beach Apartments, has filed a foreclosure action based upon alleged failures to make surplus cash payments and deliver financial reporting documents. The Local Partnership disputes that any such defaults have occurred and is vigorously defending the foreclosure.

At March 31, 2005, the property owned by one of the Local Partnerships, Westbridge Apartments, is under contract for sale. The Partnership's investment balance in this Local Partnership had previously been reduced to zero so this action will have no effect on the Partnership's investment balance.

During the three months ended March 31, 2005, the local general partner exercised its option to buy the Partnership's remaining interest in Sheboygen Regency House Limited Partnership for $5,000. The Partnership had no remaining investment balance in this Local Partnership and the proceeds were recorded as gain on sale of investment.

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

Note 3 - Related Party Transactions

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner for the following fees:

(a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner. For the three months ended March 31, 2005 and 2004 partnership management fees in the amount of approximately $138,000 were recorded as an expense for both periods. At March 31, 2005, approximately $232,000 of these fees remain unpaid and are included in due to affiliates.

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

(c) The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $15,000 for both of the three month periods ended March 31, 2005 and 2004 and is included in general and administrative expenses.

NTC-II or another affiliate of the General Partner is the Local Operating General Partner in ten of the Partnership's 30 Local Partnerships. In addition, NTC-II is typically either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner managed two and three properties owned by Local Partnerships during the three months ended March 31, 2005 and 2004, respectively. The Local Partnerships pay the affiliate property management fees in the amount of five percent of their gross rental revenues and data processing fees. The amounts paid were approximately $21,000 and $48,000 for the three months ended March 31, 2005 and 2004, respectively.

Subsequent to March 31, 2005, an affiliate of the General Partner advanced approximately $250,000 to the Partnership for payment of the 2002, 2003 and 2004 New Jersey Partnership tax.

As of March 31, 2005, the fees and advances due the General Partner exceeded the Partnership's cash. The General Partner, during the forthcoming year, will not demand payment of amounts due in excess of such cash, however, the Partnership still remains liable for all such amounts.

During the three  months  ended  March 31,  2004,  an  affiliate  of the General
Partner advanced approximately $285,000 to the Partnership for operating expenses and advances to Michigan Beach. This advance bore interest at prime plus 2.0% and was repaid during the three months ended March 31, 2004. Interest expense during the three months ended March 31, 2004 was approximately $1,000. In addition, during 2004 an affiliate of the General Partner advanced approximately $799,000 to the Partnership for advances to Quivira Place Local Partnership. These advances bore interest at prime plus 2% (approximately 7.75% at March 31, 2005). There were no advances during the three months ended March 31, 2005. Interest expense during the three months ended March 31, 2005 was approximately $15,000. At March 31, 2005 approximately $828,000 of advances and accrued interest remain unpaid and are included in due to affiliates.

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

During the year ended December 31, 2002, the Partnership received approximately $108,000 from one of the parties involved in this legal action as part of a settlement agreement. Approximately $1,492,000 of its share of the refinancing proceeds of Quivira Limited Partnership were received during August 2002. The Partnership obtained judgments totaling approximately $4,800,000 against certain defendants in 2002. During the year ended December 31, 2003, the Partnership received approximately $1,682,000 from the parties involved in this legal action as part of a global settlement agreement with the local general partner. During the year ended December 31, 2004, the Partnership received approximately $193,000 in additional settlement payments. During the three months ended March 31, 2005, the Partnership received approximately $80,000 in additional settlement payments. As part of the settlement agreement, the Partnership expects to receive additional payments from the defendants over the next five years.

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

Subsequent to March 31, 2005, an affiliate of the General Partner advanced approximately $250,000 to the Partnership for payment of the 2002, 2003 and 2004 New Jersey Partnership tax.

As of March 31, 2005, the fees and advances due the General Partner exceeded the Partnership's cash. The General Partner, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership still remains liable for all such amounts.

It is not expected that any of the Local Partnerships in which the Partnership invests will generate cash from operations sufficient to provide distributions to the Limited Partners in any material amount. Such cash from operations, if any, would first be used to meet operating expenses of the Partnership. The Partnership's investments will not be readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the projects, the Local Partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner. The Partnership's cash reserves as of March 31, 2005 were approximately $27,000.

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

As of March 31, 2005 and 2004, the Partnership had cash and cash equivalents of approximately $27,000 and $623,000, respectively. Substantially all of this cash was on deposit primarily with high credit quality financial institutions, earning interest. This resulted in the Partnership earning approximately $3,000 in interest income for the three months ended March 31, 2004. Interest income earned during the three months ended March 31, 2005 was less than $1,000. The amount of interest income varies with the market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

Results of Operations

The Partnership was formed to provide various benefits to its Limited Partners. It is not expected that any of the Local Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to Limited Partners in any material amount. The Partnership accounts for its investments in the Local Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Partnerships. The investments in 21 of the 30 Local Partnerships have been reduced to zero as of March 31, 2005.

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

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Partnership's profits less the Partnership's share of the Local Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships. During the three months ended March 31, 2005, the Partnership recognized equity in loss of approximately $156,000 compared to equity in loss of approximately $146,000 for the three months ended March 31, 2004. The increase in equity in losses was primarily due to increased losses at the Local Partnerships. During the three months ended March 31, 2005 and 2004, the Partnership received approximately $2,000 and $16,000 in distributions from Local Partnerships that were recognized as income in the statements of operations since the Partnership's investment in the Local Partnerships has been reduced to zero. During the three months ended March 31, 2005 and 2004, the Partnership advanced to several Local Partnerships approximately $149,000 and $62,000, respectively. These advances were fully reserved since the Partnership has no remaining investment balance in these Local Partnerships.

A recurring partnership expense is the annual partnership management fee. The fee, as defined in the Partnership Agreement, is payable to the General Partner and is calculated at 0.5 percent of the Partnership's invested assets. The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of Partnership affairs. Management fees were approximately $138,000 for both of the three month periods ended March 31, 2005 and 2004.

Operating  expenses,  exclusive  of the  management  fee,  consist  of legal and accounting fees for services rendered to the Partnership, general and administrative and interest expenses. Legal and accounting fees were approximately $22,000 and $47,000 for the three months ended March 31, 2005 and 2004, respectively. The decrease in the three months ended March 31, 2005 is due to legal fees incurred in 2004 related to the foreclosure of East Ridge Apartments and reduced audit fees. General and administrative expenses were approximately $36,000 and $33,000 for the three months ended March 31, 2005 and 2004, respectively. Interest expense was approximately $15,000 and $1,000 for the three months ended March 31, 2005 and 2004, respectively. The increase in interest expense is primarily due to an increase in interest charged on advances from an affiliate of the General Partner.

During the year ended December 31, 2002, an impairment loss of $790,000 was recognized with respect to the Partnership's investment in a Local Partnership, Michigan Beach. The Local Partnership reached a settlement with the City of Chicago during 2002 to complete necessary repairs to the exterior facade of the building. Since the Partnership has no remaining investment balance in Michigan Beach, and recovery of the advance is uncertain, the entire amount of the estimated cost was recognized as an impairment loss during the year ended
December 31, 2002. During the year ended December 31, 2003, an additional impairment loss of approximately $368,000 was recognized with respect to the Partnership's investment in Michigan Beach due to revised estimates of the cost to complete the repairs required by the City of Chicago. During the year ended December 31, 2004, the estimate was further revised and an additional impairment loss of approximately $189,000 was recognized. As of March 31, 2005, the Partnership had advanced Michigan Beach approximately $1,347,000 to complete these repairs and an additional approximately $543,000 for other operational items. These advances bear interest at prime plus 2% (approximately 7.75% at March 31, 2005) and interest income was approximately $30,000 for the three months ended March 31, 2005. There was no interest charged during the three months ended March 31, 2004. The receivable for the interest income has been fully reserved due to uncertainty of recovery from Michigan Beach.

At March 31, 2005, the property owned by one of the Local Partnerships, Westbridge Apartments, is under contract for sale. The Partnership's investment balance in this Local Partnership had previously been reduced to zero so this action will have no effect on the Partnership's investment balance.

During the three months ended March 31, 2005, the local general partner exercised its option to buy the Partnership's remaining interest in Sheboygen Regency House Limited Partnership for $5,000. The Partnership had no remaining investment balance in this Local Partnership and the proceeds were recorded as gain on sale of investment.

Other

AIMCO and its affiliates owned 397.0 limited partnership interests (the "Units") in the Partnership representing 0.55% of the outstanding Units at March 31, 2005. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO its sole stockholder.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in 17 VIE's for which the Partnership was not the primary beneficiary. Those 17 VIE's consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership or management of seventeen apartment properties with a total of 2,071 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership's maximum exposure to loss as a result of its involvement with unconsolidated VIE's is limited to the Partnership's recorded investments in and receivables from those VIE's, which was approximately $4,993,000 at March 31, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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


Item 5.     Other Information

            None.

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Tax Credit Investors II (the "Partnership"), for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

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