Form 10QSB
period 2005-09-30
NATIONAL TAX CREDIT INVESTORS II
filed 2005-11-14
CIK 859921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No X_

                         PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements



                        NATIONAL TAX CREDIT INVESTORS II

                                  BALANCE SHEET

                                 (in thousands)
                                   (Unaudited)
                               SEPTEMBER 30, 2005



                            ASSETS

Investments in and advances to limited partnerships
  (Note 2)                                                                      $ 4,911
Cash and cash equivalents                                                            45

        Total assets                                                            $ 4,956

        LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
   Accounts payable and accrued expenses                                         $ 117
   Due to affiliate (Note 3)                                                      1,965

Contingencies (Note 5)

Partners' (deficiency) capital:
   General partner                                                 $ (601)
   Limited partners                                                 3,475         2,874

        Total liabilities and partners' (deficiency) capital                    $ 4,956

               See accompanying notes to financial statements.

                        NATIONAL TAX CREDIT INVESTORS II

                            STATEMENTS OF OPERATIONS

                   (in thousands, except per interest data)
                                   (Unaudited)

                                                    Three Months Ended       Nine Months Ended
                                                      September 30,            September 30,
                                                     2005        2004        2005        2004
                                                              (restated)              (restated)
Revenues:
  Interest and other income                          $ 1          $ 1         $ 3         $ 5
  Gain on legal settlement (Note 4)                     --           --          80         193
    Total revenues                                       1            1          83         198

Operating expenses:
  Management fees - partners (Note 3)                  138          152         414         458
  General and administrative (Note 3)                   40           17         110          76
  Interest (Note 3)                                     29            1          64           2
  Legal and accounting                                  24           22          77         111
    Total operating expenses                           231          192         665         647

Loss from operations                                  (230)        (191)       (582)       (449)

Impairment loss (Note 2)                                --           --          --        (189)
Gain on sale of investment (Note 2)                     --           --           5          --
Distributions from local partnerships
  recognized as income (Note 2)                         --            6          11          68
Advances made to local partnerships recognized
  as expense (Note 2)                                  (49)        (859)       (446)     (1,077)
Equity in loss of local partnerships
  and amortization of acquisition costs
  (Note 2)                                            (131)        (156)       (244)       (311)

Net loss                                            $ (410)     $(1,200)    $(1,256)    $(1,958)

Net loss allocated to general partner (1%)           $ (4)       $ (12)      $ (13)      $ (20)
Net loss allocated to limited partners (99%)          (406)      (1,188)     (1,243)     (1,938)

                                                    $ (410)     $(1,200)    $(1,256)    $(1,958)
Net loss per limited partnership interest
  (Note 1)                                         $ (5.61)     $(16.41)    $(17.17)    $(26.77)

               See accompanying notes to financial statements.

                        NATIONAL TAX CREDIT INVESTORS II

            STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

                   (in thousands, except per interest data)
                                   (Unaudited)

                                         General         Limited
                                         Partner         Partners          Total

Partnership interests                                     72,404

Partners' (deficiency) capital,
  December 31, 2004, as restated         $ (588)         $ 4,718          $ 4,130

Net loss for the nine months
  ended September 30, 2005                  (13)          (1,243)          (1,256)

Partners' (deficiency) capital,
  September 30, 2005                     $ (601)         $ 3,475          $ 2,874

               See accompanying notes to financial statements.

                        NATIONAL TAX CREDIT INVESTORS II

                            STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                   (Unaudited)


                                                                         Nine Months Ended
                                                                           September 30,
                                                                        2005           2004
Cash flows from operating activities:                                               (restated)
  Net loss                                                             $(1,256)      $(1,958)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Advances made to local partnerships recognized as expense             446         1,077
     Equity in loss of local partnerships and amortization
      of acquisition costs                                                 244           311
     Gain on sale of investment                                             (5)           --
     Impairment loss                                                        --           189
     Change in accounts:
      Accounts payable and accrued expenses                               (173)           49
      Accrued fees due to partners                                         511            --
         Net cash used in operating activities                            (233)         (332)

Cash flows from investing activities:
  Distributions from local partnerships recognized as a
   return of investment balance                                             38            80
  Proceeds from sale of investment                                           5            --
  Advances to local partnerships                                          (453)       (1,920)
  Repayment of advances by local partnerships                                7            --
         Net cash used in investing activities                            (403)       (1,840)

Cash flows from financing activities:
  Advances from affiliate                                                  547         1,084
  Repayment of advance from affiliate                                       --          (285)
         Net cash provided by financing activities                         547           799

Net decrease in cash and cash equivalents                                  (89)       (1,373)
Cash and cash equivalents, beginning of period                             134         1,541

Cash and cash equivalents, end of period                                $ 45          $ 168

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                $ --           $ 2

               See accompanying notes to financial statements.

                        NATIONAL TAX CREDIT INVESTORS II

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2005


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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2005 and the results of operations and changes in cash flows for the nine months ended September 30, 2005 and 2004.

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

Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the General Partner will be entitled to a property disposition fee as specified in the partnership agreement. The limited partners will have a priority item equal to their invested capital plus 6 percent priority return as defined in the partnership agreement. This property disposition fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions plus the 6 percent priority return.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

Earlier in 2005, the Partnership determined that the accounting treatment reflected in the Partnership's 2003 financial statements for the Rancho Del Mar Limited Partnerships ("Rancho") dilution transaction was in error. That accounting treatment was based on the Partnership's understanding that it had, in substance, sold approximately a 33 percent economic interest in Rancho. Based on its reconsideration of the accounting treatment, the Partnership determined that the transaction, which involved an amendment of the cash flow distribution provisions of the Rancho limited partnership agreement, was in substance a sale of substantially all of the Partnership's economic interest in Rancho. Accordingly, the Partnership determined that it should have recognized a loss for the $1,320,000 excess of the carrying amount of its investment in Rancho over the transaction proceeds on or prior to the date it agreed to the terms of the Rancho transaction. The Partnership filed a Form 10-KSB/A on May 20, 2005 appropriately restating its annual financial statements. The statement of operations for the three and nine months ended September 30, 2004 has been restated to remove the equity in loss and the amortization of acquisition costs originally recognized during the three and nine months ended September 30, 2004 of approximately $30,000 and $34,000, respectively, due to the elimination of the Partnership's investment balance in Rancho during 2003.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding during the period. The number of limited partner interests was 72,404 as of September 30, 2005 and 2004.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in 17 VIEs for which the Partnership was not the primary beneficiary. During the nine months ended September 30, 2005, the Partnership identified three additional VIEs in which it held a variable interest and was not the primary beneficiary. Those 20 VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership or management of 20 apartment properties with a total of 2,127 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership's maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership's recorded investments in and receivables from those VIEs, which was approximately $4,886,000 at September 30, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 - Investments In Advances to Local Partnerships

As of September 30, 2005 the Partnership holds limited partnership interests in 30 Local Partnerships, located in 19 states. At September 30, 2005, the Local Partnerships own residential projects consisting of 3,097 apartment units. As a limited partner of the Local Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their properties (the "Apartment Complexes"). The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

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

As of September 30, 2005, the investment balance in 21 of the 30 Local Partnerships had been reduced to zero.

The following is a summary of the investments in and advances to Local Partnerships for the nine months ended September 30, 2005 (in thousands):

Investments balance, beginning of year, as
  restated                                        $ 5,193
Equity in losses of local partnerships               (206)
Distributions recognized as a reduction
  of investment balance                               (38)
Advances to local partnerships                        453
Repayment of advances by local partnerships            (7)
Advances made to local partnerships
 recognized as expense                               (446)
Amortization of capitalized acquisition
  costs and fees                                      (38)
Investments balance at September 30, 2005         $ 4,911

The following are unaudited condensed combined estimated statements of operations for the three and nine months ended September 30, 2005 and 2004 for the Local Partnerships in which the Partnership has investments. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the 2004 amounts have been restated to exclude the operations of Sheboygan Regency House due to the Partnership's sale of its investment in this Local Partnership during the nine months ended September 30, 2005 (in thousands).

                                                       Three Months Ended       Nine Months Ended
                                                         September 30,            September 30,
                                         2005        2004        2005         2004
                                                  (Restated)               (Restated)

Total revenues                          $ 4,054     $ 4,043     $12,346     $12,784

Expenses
  Interest                                1,208       1,228       3,626       3,684
  Depreciation and amortization           1,092       1,048       3,276       3,145
  Operating                               2,550       2,500       7,758       7,999

                                          4,850       4,776      14,660      14,828

Loss from continuing operations         $ (796)      $ (733)    $(2,314)    $(2,044)

During the year ended December 31, 2003, a Local Partnership, Villa Real, sold its investment property. The Partnership had no investment balance related to this Local Partnership. Proceeds of approximately $793,000 were received in the fourth quarter of 2003. A final distribution of cash from property was received during the nine months ended September 30, 2004 totaling approximately $33,000 and is included in distributions from local partnerships recognized as income.

During the year ended December 31, 2002, an impairment loss of $790,000 was recognized with respect to the Partnership's investment in a Local Partnership, Michigan Beach. The Local Partnership reached a settlement with the City of Chicago during 2002 to complete necessary repairs to the exterior facade of the building. Since the Partnership has no remaining investment balance in Michigan Beach, and recovery of the advance is uncertain, the entire amount of the estimated cost was recognized as an impairment loss during the year ended
December 31, 2002. During the year ended December 31, 2003, an additional impairment loss of approximately $368,000 was recognized with respect to the Partnership's investment in Michigan Beach due to revised estimates of the cost to complete the repairs required by the City of Chicago. During the year ended December 31, 2004, the estimate was further revised and an additional impairment loss of approximately $189,000 was recognized. As of September 30, 2005, the Partnership had advanced Michigan Beach approximately $1,347,000 to complete these repairs and an additional approximately $790,000 for other operational items. These advances bear interest at prime plus 2% (approximately 8.75% at September 30, 2005) and interest income was approximately $90,000 and $92,000 for the nine months ended September 30, 2005 and 2004, respectively. The receivable for the interest income has been fully reserved due to uncertainty of recovery from Michigan Beach.

At September 30, 2005, the holder of the second mortgage for the property of one of the Local Partnerships, Michigan Beach Apartments, has filed a foreclosure action based upon alleged failures to make surplus cash payments and deliver financial reporting documents. The Local Partnership disputes that any such defaults have occurred and is vigorously defending the foreclosure.

During the nine months ended September 30, 2005, the local general partner exercised its option to buy the Partnership's remaining interest in Sheboygen Regency House Limited Partnership for $5,000. The Partnership had no remaining investment balance in this Local Partnership and the proceeds were recorded as gain on sale of investment.

On September 19, 2005, a local partnership, Pen-Hill-Co Limited Partnership, granted an option to sell the property, Westbridge Apartments, on or after January 2, 2006 to an affiliate of the lender for the outstanding indebtedness. The Partnership has no remaining investment balance in this Local Partnership.

An affiliate of the General Partner is currently the Local Operating General Partner in nine of the Local Partnerships included above, and another affiliate receives property management fees of approximately 5 percent of gross revenues from two and three of the Local Partnerships for the nine months ended September 30, 2005 and 2004, respectively (See "Note 3 - Related Party Transactions ").

Note 3 - Related Party Transactions

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner for the following fees:

(a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner. For the nine months ended September 30, 2005 and 2004 partnership management fees in the amount of approximately $414,000 and $458,000, respectively, were recorded as an expense. At September 30, 2005, approximately $508,000 of these fees remain unpaid and are included in due to affiliates.

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

(c) The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $45,000 for both of the nine month periods ended September 30, 2005 and 2004 and is included in general and administrative expenses. At September 30, 2005 approximately $33,000 of these fees remain unpaid and are included in due to affiliates.

NTC-II or another affiliate of the General Partner is the Local Operating General Partner in nine of the Partnership's 30 Local Partnerships. In addition, NTC-II is typically either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner managed two and three properties owned by Local Partnerships during the nine months ended September 30, 2005 and 2004, respectively. The Local Partnerships pay the affiliate property management fees in the amount of five percent of their gross rental revenues and data processing fees. The amounts paid were approximately $63,000 and $116,000 for the nine months ended September 30, 2005 and 2004, respectively.

During the nine months ended September 30, 2005, an affiliate of the General Partner advanced approximately $547,000 to the Partnership for payment of the 2002, 2003 and 2004 New Jersey Partnership tax and advances to Michigan Beach and Quivira Place. These advances bear interest at prime plus 2.0% (approximately 8.75% at September 30, 2005). During the nine months ended September 30, 2004 an affiliate of the General Partner advanced approximately $1,084,000 to the Partnership for operating expenses and advances to Michigan Beach and Quivira Place. Approximately $285,000 of these advances were repaid during the nine months ended September 30, 2004. Interest expense during the nine months ended September 30, 2005 and 2004 was approximately $64,000 and $2,000, respectively. At September 30, 2005 approximately $1,424,000 of advances and accrued interest remain unpaid and are included in due to affiliates.

As of September 30, 2005, the fees and advances due the General Partner exceeded the Partnership's cash. The General Partner has indicated that, during the forthcoming year, it will not demand payment of amounts due in excess of such cash, however, the Partnership still remains liable for all such amounts.

Note 4 - Gain on Legal Settlement

During 2001, the Partnership and an affiliated partnership filed a suit against several parties for breach of fiduciary duties and breach of the partnership agreements of Quivira Limited Partnership, in which the Partnership has invested, and another Limited Partnership in which the affiliated partnership is invested. The property in Quivira Limited Partnership had been refinanced during 2001; however, the proceeds from the refinancing were being held within the Quivira Limited Partnership instead of being distributed.

During the year ended December 31, 2002, the Partnership received approximately $108,000 from one of the parties involved in this legal action as part of a settlement agreement. Approximately $1,492,000 of its share of the refinancing proceeds of Quivira Limited Partnership were received during August 2002. The Partnership obtained judgments totaling approximately $4,800,000 against certain defendants in 2002. During the year ended December 31, 2003, the Partnership received approximately $1,682,000 from the parties involved in this legal action as part of a global settlement agreement with the local general partner. During the nine months ended September 30, 2004, the Partnership received approximately $193,000 in additional settlement payments. During the nine months ended September 30, 2005, the Partnership received approximately $80,000 in additional settlement payments. As part of the settlement agreement, the Partnership expects to receive additional payments from the defendants over the next five years.

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

During the nine months ended September 30, 2005, an affiliate of the General Partner advanced approximately $547,000 to the Partnership for payment of the 2002, 2003 and 2004 New Jersey Partnership tax and advances to Michigan Beach and Quivira Place. These advances bear interest at prime plus 2.0% (approximately 8.75% at September 30, 2005). During the nine months ended September 30, 2004 an affiliate of the General Partner advanced approximately $1,084,000 to the Partnership for operating expenses and advances to Michigan Beach and Quivira Place. Approximately $285,000 of these advances were repaid during the nine months ended September 30, 2004. Interest expense during the nine months ended September 30, 2005 and 2004 was approximately $64,000 and $2,000, respectively. At September 30, 2005 approximately $1,424,000 of advances and accrued interest remain unpaid and are included in due to affiliates.

As of September 30, 2005, the fees and advances due the General Partner exceeded the Partnership's cash. The General Partner has indicated that, during the forthcoming year, it will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership still remains liable for all such amounts.

It is not expected that any of the Local Partnerships in which the Partnership invests will generate cash from operations sufficient to provide distributions to the Limited Partners in any material amount. Such cash from operations, if any, would first be used to meet operating expenses of the Partnership. The Partnership's investments will not be readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the projects, the Local Partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner. The Partnership's cash reserves as of September 30, 2005 were approximately $45,000.

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

As of September 30, 2005 and 2004, the Partnership had cash and cash equivalents of approximately $45,000 and $168,000, respectively. Substantially all of this cash was on deposit primarily with financial institutions, earning interest. This resulted in the Partnership earning approximately $3,000 and $5,000 in interest income for the nine months ended September 30, 2005 and 2004, respectively. The amount of interest income varies with the market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

Results of Operations

The Partnership was formed to provide various benefits to its Limited Partners. It is not expected that any of the Local Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to Limited Partners in any material amount. The Partnership accounts for its investments in the Local Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Partnerships. The investments in 21 of the 30 Local Partnerships have been reduced to zero as of September 30, 2005.

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

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Partnership's profits less the Partnership's share of the Local Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships. During the nine months ended September 30, 2005, the Partnership recognized equity in loss of Local Partnerships and amortization expense of approximately $244,000 compared to approximately $311,000 for the nine months ended September 30, 2004. The decrease in equity in loss is primarily due to increases in revenues at three of the local limited partnerships offset by a decrease in revenues at one of the local limited partnerships. During the nine months ended September 30, 2005 and 2004, the Partnership received approximately $11,000 and $68,000 in distributions from Local Partnerships that were recognized as income in the statements of operations since the Partnership's investment in the Local Partnerships has been reduced to zero. During the nine months ended September 30, 2005 and 2004, the Partnership advanced to several Local Partnerships approximately $453,000 and $1,920,000, respectively. One Local Partnership repaid advances of approximately $7,000 during the nine months ended September 30, 2005. No advance repayments were made during the nine months ended September 30, 2004. These advances are fully reserved since the Partnership has no remaining investment balance in these Local Partnerships.

A recurring partnership expense is the annual partnership management fee. The fee, as defined in the Partnership Agreement, is payable to the General Partner and is calculated at 0.5 percent of the Partnership's invested assets. The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of Partnership affairs. Management fees were approximately $414,000 and $458,000 for the nine month periods ended September 30, 2005 and 2004, respectively. The management fees decreased due to sale of investments which reduced the calculated fee.

Operating  expenses,  exclusive  of the  management  fee,  consist  of legal and accounting fees for services rendered to the Partnership, general and administrative and interest expenses. Legal and accounting fees were approximately $77,000 and $111,000 for the nine months ended September 30, 2005 and 2004, respectively. The decrease in legal and accounting fees is due to legal fees incurred in 2004 related to the foreclosure of East Ridge Apartments and reduced audit fees. General and administrative expenses were approximately $110,000 and $76,000 for the nine months ended September 30, 2005 and 2004, respectively. The increase in general and administrative expenses is primarily due to the implementation of a new Partnership tax related to investment properties located in New Jersey. During the fourth quarter of 2004 approximately $250,000 in costs was included in general and administrative expenses for 2002, 2003, and 2004. Interest expense was approximately $64,000 and $2,000 for the nine months ended September 30, 2005 and 2004, respectively. The increase in interest expense is primarily due to an increase in advances from an affiliate of the General Partner.

During the year ended December 31, 2002, an impairment loss of $790,000 was recognized with respect to the Partnership's investment in a Local Partnership, Michigan Beach. The Local Partnership reached a settlement with the City of Chicago during 2002 to complete necessary repairs to the exterior facade of the building. Since the Partnership has no remaining investment balance in Michigan Beach, and recovery of the advance is uncertain, the entire amount of the estimated cost was recognized as an impairment loss during the year ended
December 31, 2002. During the year ended December 31, 2003, an additional impairment loss of approximately $368,000 was recognized with respect to the Partnership's investment in Michigan Beach due to revised estimates of the cost to complete the repairs required by the City of Chicago. During the year ended December 31, 2004, the estimate was further revised and an additional impairment loss of approximately $189,000 was recognized. As of September 30, 2005, the Partnership had advanced Michigan Beach approximately $1,347,000 to complete these repairs and an additional approximately $790,000 for other operational items. These advances bear interest at prime plus 2% (approximately 8.75% at September 30, 2005) and interest income was approximately $90,000 and $92,000 for the nine months ended September 30, 2005 and 2004, respectively. The receivable for the interest income has been fully reserved due to uncertainty of recovery from Michigan Beach.

During the nine months ended September 30, 2005, the local general partner exercised its option to buy the Partnership's remaining interest in Sheboygen Regency House Limited Partnership for $5,000. The Partnership had no remaining investment balance in this Local Partnership and the proceeds were recorded as gain on sale of investment.

Other

AIMCO and its affiliates owned 397.0 limited partnership interests (the "Units") in the Partnership representing 0.55% of the outstanding Units at September 30, 2005. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in 17 VIEs for which the Partnership was not the primary beneficiary. During the nine months ended September 30, 2005, the Partnership identified three additional VIEs in which it held a variable interest and was not the primary beneficiary. Those 20 VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership or management of 20 apartment properties with a total of 2,127 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership's maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership's recorded investments in and receivables from those VIEs, which was approximately $4,886,000 at September 30, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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


                                    Date: November 14, 2005

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


Date:  November 14, 2005

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


Date:  November 14, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Tax Credit Investors II (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  November 14, 2005


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  November 14, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.