Form 10KSB
period 2005-12-31
NATIONAL TAX CREDIT INVESTORS II
filed 2006-04-17
CIK 859921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File Number 0-20610

NATIONAL TAX CREDIT INVESTORS II

(Name of small business issuer in its charter)

California	93-1017959
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, PO Box 1089

Greenville, South Carolina 29602

(Address of principal executive offices)

(864) 239-1000

Issuer’s telephone number

Securities registered under Section 12(b) or 12(g) of the Exchange Act:

NONE

Securities registered under Section 12(g) of the Exchange Act:

Limited Partnership Units

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Partnership’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer’s revenues for its most recent fiscal year. $84,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2005.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

National Tax Credit Investors II (“NTCI-II” or the “Partnership”) is a limited partnership formed under the California Revised Local Partnership Act as of January 12, 1990. The Partnership was formed to invest primarily in other limited partnerships (“Local Partnerships”) which own and operate multifamily housing complexes that are eligible for low income housing federal income tax credits (the “Housing Tax Credit”). The general partner of the Partnership is National Partnership Investments Corp.  (the “General Partner” or “NAPICO”), a California corporation.  The Partnership shall continue in full force and effect until December 31, 2030, unless terminated earlier pursuant to the Partnership Agreement or law.

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust, and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties, Inc. and its subsidiaries, including 100% of the outstanding capital stock of NAPICO.  Prior to March 11, 2002, Casden Properties, Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation (“CIC”).  CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting common stock of NAPICO prior to March 11, 2002.

On April 23, 1990, the Partnership offered 100,000 Units of Limited Partnership Interests (“Units”) at $1,000 per Unit through a public offering managed by Paine Webber Incorporated.  The term of the offering expired on April 22, 1992, at which date a total of 72,404 Units had been sold amounting to $72,404,000 in capital contributions.  Offering expenses of $9,413,000 were incurred in connection with the sale of such limited partner interests.  Since its initial offering, the Partnership has not received, nor are limited partners required to make additional capital contributions.

The Partnership has no employees. Services are performed for the Partnership by the General Partner and agents retained by it.

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

Prior to 2005, the Partnership lost its interest in six Local Partnerships either through the sale of its interest, the sale of the property held by the Local Partnership or through foreclosure.  During 2005, the Partnership sold its interest in one Local Partnership.  As of December 31, 2005, the Partnership holds limited partner interests in 30 Local Partnerships located in 18 states and Puerto Rico. Each of these Local Partnerships owns a project that is eligible for the Housing Tax Credit.  Several of the Local Partnerships also benefit from government programs promoting low or moderate income housing.

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

Laws benefiting disabled persons may result in the Local Partnerships' incurrence of unanticipated expenses.  Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped.  These and other Federal, state and local laws may require modifications to the Local Partnership's properties, or restrict renovations of the properties.  Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the General Partner believes that the Local

Partnerships’ properties are substantially in compliance with present requirements, the Local Partnerships may incur unanticipated expenses to comply with the ADA and the FHAA.

During 2005, with the exception of Westbridge Apartments, the projects in which NTCI-II had invested were substantially rented. The following is a schedule of the status as of December 31, 2005, of the projects owned by Local Partnerships in which NTCI-II is a limited partner.

SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS

IN WHICH NTCI-II HAS AN INVESTMENT

DECEMBER 31, 2005

			Units
		Financed,	Authorized	Occupancy
		Insured	for Rental	Percentage
		and	Assistance	for the Years Ended
	No. of	Subsidized	Under	December 31
Name and Location	Units	Under	Section 8	2005	2004

Ashville Equity (Westview)
Ashville, OH (C)	41	--	--	88%	96%
Columbus Junction Park
Columbus Junction, IA	24	(A)	24	83%	78%
Countryside
Howell Township, NJ	180	--	--	98%	99%
Edgewood Apartments
Rogers, AR	108	--	--	100%	100%
Fourth Street
Los Angeles, CA	44	--	--	97%	97%
Germantown Apartments
Conway, AR	132	--	--	100%	98%
Great Basin Associates
Reno, NV	28	--	--	100%	99%
Grimes Park Apartments
Grimes, IA	16	(A)	7	97%	97%
Jamestown Terrace
Jamestown, CA	56	(A)	43	96%	94%
Jefferson Meadows
Apartments
Detroit, MI	83	--	--	95%	95%
Kentucky River Apartments
Winchester, KY	42	--	--	88%	93%
Lincoln Grove Apartments
Greensboro, NC	116	--	--	93%	88%
Meadowlakes Apartments
Searcy, AR	108	--	--	96%	95%
Michigan Beach Apartments
Chicago, IL	239	--	--	74%	73%
Nickel River
(Wedgewood) Apartments
LaCrosse, WI	105	--	--	95%	96%

SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS

IN WHICH NTCI-II HAS AN INVESTMENT (continued)

DECEMBER 31, 2005

			Units
		Financed,	Authorized	Occupancy
		Insured	for Rental	Percentage
		and	Assistance	for the Years Ended
	No. of	Subsidized	Under	December 31
Name and Location	Units	Under	Section 8	2005	2004

Norwalk Park Apartments
Norwalk, IA	16	(A)	4	98%	93%
Oakview Apartments
Spartanburg, SC	106	(B)	106	97%	96%
Palm Springs View
Palm Springs, CA	120	--	--	98%	98%
Pam Apartments
Pampa, TX	96	(B)	96	98%	95%
Parkwood Landing
Huntsville, AL	204	--	--	86%	80%
Pensacola Affordable
Pensacola, FL	56	--	--	88%	88%
Pineview Terrace
Katy, TX	120	--	--	75%	87%
Quivira
Lenexa, KS	289	--	--	79%	80%
Rancho Del Mar
Tucson, AZ	312	--	--	82%	80%
Salem Park Apartments
Conway, AR	144	--	--	100%	96%
Sitka III
Sitka, AK	16	(A)	16	74%	86%
Soldotna (Northwood
Senior) Apartments
Soldotna, AK	23	(A)	23	100%	97%
Torres de Plata II
Toa Alto, PR	78	(A)	78	100%	100%
Virginia Park Meadows
Detroit, MI	83	--	--	93%	93%
Westbridge Apartments
W.Columbia, SC (D)	112	(B)	112	34%	85%

	3,097		509

(A)

The mortgage is insured by the Federal Housing Administration under the provisions of Section 515 of the National Housing Act.

(B)

Section 8 of Title II of the Housing and Community Development Act of 1974.

(C)

Subsequent to December 31, 2005, the Local Partnership sold its investment property to a third party.

(D)   Subsequent to December 31, 2005, the Local Partner sold its investment property to a third party.  The sale was structured as a deed-in-lieu of foreclosure. The decrease in occupancy at the property is attributed to the loss of the Housing Assistance Program which expired in November 2004.

The following table details the Partnership’s ownership percentages of the Local Partnerships and the cost of acquisition of such ownership.  All interests are limited partner interests.  Also included is the total mortgage and other encumbrances on each property for each of the Local Partnerships as of December 31, 2005.

	NTCI II	Original Cost
	Percentage	of Ownership	Mortgage
Name and Location	Interest	Interest	Notes	Notes Payable
		(in thousands)	(in thousands)	(in thousands)
Ashville Equity (Westview)
Ashville, OH (A)	99.00%	$ 956	$ 908	$ 879
Columbus Junction Park
Columbus Junction, IA	99.00%	218	640	--
Countryside
Howell Township, NJ	99.00%	95	4,042	143
Edgewood Apartments
Rogers, AR	99.00%	288	1,486	--
Fourth Street
Los Angeles, CA	99.00%	1,575	888	--
Germantown Apartments
Conway, AR	99.00%	740	2,132	--
Great Basin Associates
Reno, NV	5.00%	460	564	--
Grimes Park Apartments
Grimes, IA	99.00%	1,858	452	--
Jamestown Terrace
Jamestown, CA	99.00%	183	2,821	--
Jefferson Meadows Apartments
Detroit, MI	98.90%	68	3,281	383
Kentucky River Apartments
Winchester, KY	99.00%	1,200	858	--
Lincoln Grove Apartments
Greensboro, NC	99.00%	840	404	2,052
Meadowlakes Apartments
Searcy, AR	99.00%	370	1,070	--
Michigan Beach Apartments
Chicago, IL	98.90%	1,575	6,067	3,460
Nickel River (Wedgewood)
Apartments
LaCrosse, WI	18.99%	1,400	(C)	(C)
Norwalk Park Apartments
Norwalk, IA	99.00%	465	420	--
Oakview Apartments
Spartanburg, SC	99.00%	288	690	--
Palm Springs View
Palm Springs, CA	50.49%	57	4,995	--
Pam Apartments
Pampa, TX	99.00%	336	940	--

	NTCI II	Original Cost
	Percentage	of Ownership	Mortgage
Name and Location	Interest	Interest	Notes	Notes Payable
		(in thousands)	(in thousands)	(in thousands)
Parkwood Landing
Huntsville, AL	99.00%	$ 50	$ 3,975	$ --
Pensacola Affordable
Pensacola, FL	99.00%	300	920	--
Pineview Terrace
Katy, TX	98.99%	132	2,646	--
Quivera
Lenexa, KS	99.00%	43	6,327	--
Rancho Del Mar
Tucson, AZ	66.40%	216	2,932	--
Salem Park Apartments
Conway, AR	99.00%	1,854	2,303	--
Sitka III
Sitka, AK	99.00%	1,277	1,145	--
Soldotna (Northwood Senior)
Apartments
Soldotna, AK	99.00%	1,391	1,452	--
Torres de Plata II
Toa Alto, PR	99.00%	100	3,014	--
Virginia Park Meadows
Detroit, MI	98.90%	248	3,250	422
Westbridge Apartments
W. Columbia, SC (B)	99.00%	840	2,435	--
		$19,423	$63,057	$ 7,339

(A) Subsequent to December 31, 2005, the Local Partnership sold its investment property to a third party.

(B) Subsequent to December 31, 2005, the Local Partner sold its investment property to a third party.  The sale was structured as a deed-in-lieu of foreclosure.

(C) Financial information is unavailable at December 31, 2005.

Although each Local Partnership in which the Partnership has invested owns a project which must compete with other projects for tenants, government mortgage interest and rent subsidies make it possible for some of the Local Partnerships to rent units to eligible tenants at below market rates.  In general, this insulates these properties from market competition.

ITEM 2.

DESCRIPTION OF PROPERTIES

See “Item 1. Description of Business” for the real estate owned by the Partnership through the ownership of limited partnership interests in Local Partnerships.

ITEM 3.

LEGAL PROCEEDINGS

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the limited partners through the solicitation of proxies or otherwise during the quarter ended December 31, 2005.

PART II

ITEM 5.

MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED PARTNERSHIP MATTERS

The limited partnership interests (the “Units”) are not traded on a public exchange but were sold through a public offering managed by PaineWebber Incorporated.  It is not anticipated that any active public market will develop for the purchase and sale of any limited partnership interest, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership.  A Unit may not be transferred but can be assigned only if certain requirements in the Partnership Agreement are satisfied.  At December 31, 2005, there were 3,559 registered holders of 72,404 Units in NTCI-II. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to limited partners in circumstances other than refinancing or disposition of its investments in Local Partnerships.  Distributions have not been made from inception of the Partnership to December 31, 2005.

AIMCO and its affiliates owned 397.0 Units in the Partnership representing 0.55% of the outstanding Units at December 31, 2005. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Liquidity and Capital Resources

Some of the Properties in which the Partnership has invested, through its investment in other limited partnerships ("Local Partnerships"), receive one or more forms of assistance from the Federal Government.  As a result, the Local Partnership’s ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans or advances may be restricted by these government assistance programs.  These restrictions, however, are not expected to impact the Partnership’s ability to meet its cash obligations.

As of December 31, 2005, the Partnership has cash and cash equivalents of approximately $26,000 on deposit with a financial institution, earning interest at market rates.  This resulted in the Partnership earning approximately $4,000 and $6,000 in interest income for the years ended December 31, 2005 and 2004, respectively.  The amount of interest income varies with the market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise.  The Partnership intends to continue investing available funds in this manner.

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

An infrequent source of funds for the Partnership would be from proceeds received as a result of a sale of a Local Partnership’s investment property or from the sale of the Partnership’s interest in a Local Partnership.  In this regard, during the year ended December 31, 2003, a Local Partnership, Villa Real, sold its investment property.  As the Partnership had no investment balance related to this Local Partnership, the distribution proceeds from the sale of approximately $793,000 were reported as distributions from local partnerships recognized as income. A final distribution of cash from the Local Partnership was received during the year ended December 31, 2004 totaling approximately $33,000 and is included in distributions from local partnerships recognized as income.

During the year ended December 31, 2005, the local general partner exercised its option to buy the Partnership’s remaining interest in Sheboygen Regency House Limited Partnership for $5,000. The Partnership had no remaining investment balance in this Local Partnership and the proceeds were recorded as gain on sale of investment.

The General Partner has the right to cause distributions received by the Partnership from the Local Partnerships (that would otherwise be available for distributions as cash flow) to be dedicated to the increase or replenishment of reserves at the Partnership level.  The reserves will generally be available to satisfy working capital or operating expense needs of the Partnership (including payment of partnership management fees) and will also be available to pay any excess third-party costs or expenses incurred by the Partnership in connection with the administration of the Partnership, the preparation of reports to the Limited Partners and other investor servicing obligations of the Partnership.  At the discretion of the General Partner, reserves may be available for advances to the Local Partnerships.

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

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may do so from time to time. Accordingly, during the years ended December 31, 2005 and 2004, an affiliate of the General Partner advanced the Partnership approximately $636,000 and $1,084,000, respectively.  These advances bear interest at prime plus 2% (9.25% at December 31, 2005).  Approximately $285,000 of these advances were repaid during 2004.  There were no such repayments during 2005.  Approximately $1,547,000 of advances and accrued interest remain unpaid at December 31, 2005 and are included in due to affiliates on the balance sheet included in “Item 7. Financial Statements”.

As of December 31, 2005, the fees and advances due the General Partner exceeded the Partnership’s cash. The General Partner, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership still remains liable for all such amounts.

Results of Operations

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  During the years ended December 31, 2005 and 2004, the Partnership recognized equity in loss of approximately $466,000 and $623,000, respectively, from Local Partnerships.  The decrease in equity in losses was primarily due to decreased losses at the Local Partnerships.  During the years ended December 31, 2005 and 2004, the Partnership received approximately $11,000 and $69,000, respectively, in distributions from Local Partnerships that were recognized as income in the statements of operations since the Partnership’s investment in those Local Partnerships had been reduced to zero.

At times, advances are made to Local Partnerships in order to preserve the ability to receive applicable Tax Credits.  Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero are charged to expense.  During the years ended December 31, 2005 and 2004 the Partnership advanced to several Local Partnerships approximately $551,000 and $1,920,000, respectively. One Local Partnership repaid advances of approximately $7,000 during the year ended December 31, 2005. No advance repayments were made during the year ended December 31, 2004.  During the years ended December 31, 2005 and 2004, the Partnership recognized approximately $544,000 and $1,077,000, respectively, as expense on the statements of operations included in “Item 7. Financial Statements”.

A recurring Partnership expense is the annual partnership management fee.  The fee, as defined in the Partnership Agreement, is payable to the General Partner and is calculated at 0.5% of the Partnership’s invested assets as of the beginning of the year.  The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of Partnership affairs. For both of the years ended December 31, 2005 and 2004 management fees were approximately $552,000.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership, general and administrative expenses and interest expense. Legal and accounting fees were approximately $110,000 and $134,000 for the years ended December 31, 2005 and 2004, respectively. The decrease in 2005 is primarily due to  legal fees incurred in 2004 related to the foreclosure of East Ridge Apartments. General and administrative expenses were approximately $144,000 and $346,000 for the years ended December 31, 2005 and 2004, respectively. The decrease in general and administrative expenses is primarily due to the implementation of a new Partnership tax related to the investment properties located in New Jersey. During the fourth quarter of 2004 approximately $250,000 in costs was included in general and administrative expenses for 2002, 2003 and 2004. The increase in interest expense is primarily due to an increase in advances from an affiliate of the General Partner.

During the year ended December 31, 2003, a Local Partnership, Villa Real, sold its investment property.  As the Partnership had no investment balance related to this Local Partnership, the distribution proceeds from the sale of approximately $793,000 were reported as distributions from local partnerships recognized as income. A final distribution of cash from the Local Partnership was received during the year ended December 31, 2004 totaling approximately $33,000 and is included in distributions from local partnerships recognized as income.

During the year ended December 31, 2005, the local general partner exercised its option to buy the Partnership’s remaining interest in Sheboygen Regency House Limited Partnership for $5,000. The Partnership had no remaining investment balance in this Local Partnership and the proceeds were recorded as gain on sale of investment.

During the year ended December 31, 2002, an impairment loss of $790,000 was recognized with respect to the Partnership's investment in a Local Partnership, Michigan Beach. The Local Partnership reached a settlement with the City of Chicago during 2002 to complete necessary repairs to the exterior façade of the building.  Since the Partnership had no remaining investment balance in Michigan Beach, and recovery of the advance was uncertain, the entire amount of the estimated cost was recognized as an impairment loss during the year ended December 31, 2002. During the year ended December 31, 2003, an additional impairment loss of approximately $368,000 was recognized with respect to the Partnership's investment in Michigan Beach due to revised estimates of the cost to complete the repairs required by the City of Chicago. During the year ended December 31, 2004, the estimate was further revised and an additional impairment loss of approximately $189,000 was recognized.  As of December 31, 2005, the Partnership had advanced Michigan Beach approximately $1,347,000 to complete these repairs and an additional approximately $790,000 for other operational items. These advances bear interest at prime plus 2% (approximately 9.25% at December 31, 2005) and interest income was approximately $120,000 and $122,000 for the years ended December 31, 2005 and 2004, respectively. The receivable for interest income has been fully reserved due to uncertainty of recovery from Michigan Beach.

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

Other

AIMCO and its affiliates owned 397.0 limited partnership interests (the "Units") in the Partnership representing 0.55% of the outstanding Units at December 31, 2005. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership

Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

FASB Interpretation No. 46

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (or “FIN 46”) and applied its requirements to all Local Partnerships in which the Partnership held a variable interest.  FIN 46 addresses the consolidation by business enterprises of variable interest entities.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.

Upon adoption of FIN 46, the Partnership determined it held variable interests in 17 VIEs for which the Partnership was not the primary beneficiary.  During the year ended December 31, 2005, the Partnership identified three additional VIEs in which it held a variable interest and was not the primary beneficiary.  Those 20 VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership or management of 20 apartment properties with a total of 2,127 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $4,672,000 at December 31, 2005.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in “Note 1 – Organization and Summary of Significant Accounting Policies” which is included in the financial statements in “Item 7. Financial Statements”.  The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships. Accordingly, the Partnership accounts for its investments in the Local Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage of 5% to 99%. Distributions of surplus cash from operations from twelve of the Local Partnerships are restricted by the Local Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a percentage, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Partnership. For the other eighteen Local Partnerships distributions of surplus cash are not restricted. The Partnership is allocated profits and losses and receive distributions from refinancings and sales in accordance with the Local Partnerships’ partnership agreements. These agreements usually limit the Partnerships' distributions to an amount substantially less than its ownership percentage in the Local Partnership.

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges. See "Item 7. Financial Statements - Note 1 – Organization and Summary of Significant Accounting Policies" for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.

For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.

ITEM 7.  FINANCIAL STATEMENTS

NATIONAL TAX CREDIT INVESTORS II

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet – December 31, 2005

Statements of Operations – Years ended December 31, 2005 and 2004

Statements of Partners’ (Deficiency) Capital  – Years ended December 31, 2005 and 2004

Statements of Cash Flows – Years ended December 31, 2005 and 2004

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

National Tax Credit Investors II

We have audited the accompanying balance sheet of National Tax Credit Investors II as of December 31, 2005, and the related statements of operations, partners' (deficiency) capital and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent 14 percent of the total assets of the Partnership as of December 31, 2005 and the equity in the loss of these limited partnerships represent 0.5 percent and 2 percent of the total net loss of the Partnership for the years ended December 31, 2005 and 2004. The investee information for these limited partnerships is included in Notes 2 and 6. The financial statements of these limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditor, the financial statements referred to above present fairly, in all material respects, the financial position of National Tax Credit Investors II at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

April 5, 2006

NATIONAL TAX CREDIT INVESTORS II

BALANCE SHEET

(in thousands)

DECEMBER 31, 2005

ASSETS

Investments in and advances to limited partnerships (Note 2)		$ 4,684
Cash and cash equivalents		26
Total assets		$ 4,710

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses		$ 151
Due to affiliates (Note 3)		2,243

Contingencies (Note 7)

Partners’ (deficiency) capital:
General partner	$ (606)
Limited partners	2,922	2,316

Total liabilities and partners' (deficiency) capital		$ 4,710

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

	Years Ended December 31,
	2005	2004
Revenues:
Interest income	$ 4	$ 6
Gain on legal settlement (Note 5)	80	193
Total revenues	84	199

Operating expenses:
Management fees - partners (Note 3)	552	552
General and administrative (Note 3)	144	346
Interest (Note 3)	98	16
Legal and accounting	110	134
Total operating expenses	904	1,048

Loss from Partnership operations	(820)	(849)

Impairment loss (Note 2)	--	(189)
Gain on sale of investment (Note 2)	5	--
Distributions from local partnerships recognized as
income (Note 2)	11	69
Advances made to local partnerships recognized
as expense (Note 2)	(544)	(1,077)
Equity in loss of local partnerships and amortization of
acquisition costs (Note 2)	(466)	(623)

Net loss (Note 4)	$(1,814)	$(2,669)

Net loss allocated to general partner (1%)	$ (18)	$ (27)
Net loss allocated to limited partners (99%)	(1,796)	(2,642)

	$(1,814)	$(2,669)

Net loss per limited partnership interest (Note 1)	$(24.80)	$(36.49)

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENTS OF PARTNERS'(DEFICIENCY) CAPITAL

(in thousands, except interests)

	General	Limited
	Partner	Partners	Total

Limited Partnership Interests		72,404

Partners’ (deficiency) capital at
December 31, 2003	$ (561)	$ 7,360	$ 6,799

Net loss for the year ended December 31, 2004	(27)	(2,642)	(2,669)

Partners’ (deficiency) capital at
December 31, 2004	(588)	4,718	4,130

Net loss for the year ended December 31, 2005	(18)	(1,796)	(1,814)

Partners’ (deficiency) capital at
December 31, 2005	$ (606)	$ 2,922	$ 2,316

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,814)	$(2,669)
Adjustments to reconcile net loss to net cash
used in operating activities:
Advances made to local partnerships recognized as expense	544	1,077
Equity in loss of local partnerships and amortization
of acquisition costs	466	623
Gain on sale of investment	(5)	--
Impairment loss	--	189
Change in accounts:
Accounts payable and accrued expenses	(139)	290
Accrued fees due to partners	700	108
Net cash used in operating activities	(248)	(382)

Cash flows from investing activities:
Distributions from local partnerships recognized as a return
of investment balance	43	96
Proceeds from sale of investment	5	--
Advances to local partnerships	(551)	(1,920)
Repayment of advances by local partnerships	7	--
Net cash used in investing activities	(496)	(1,824)

Cash flows from financing activities:
Advances from affiliate	636	1,084
Payments of advances from affiliate	--	(285)
Net cash provided by financing activities	636	799

Net decrease in cash and cash equivalents	(108)	(1,407)
Cash and cash equivalents, beginning of year	134	1,541
Cash and cash equivalents, end of year	$ 26	$ 134

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

Note 1 - Organization and Summary of Significant Accounting Policies

Organization

National Tax Credit Investors II (“NTCI II” or the “Partnership”) is a limited partnership formed under the California Revised Local Partnership Act as of January 12, 1990. The Partnership was formed to invest primarily in other limited partnerships (“Local Partnerships”) which own and operate multifamily housing complexes that are eligible for low income housing federal income tax credits (the “Housing Tax Credit”). The general partner of the Partnership is National Partnership Investments Corp.  (the “General Partner” or “NAPICO”), a California corporation.  The Partnership shall continue in full force and effect until December, 31, 2030, unless terminated earlier pursuant to the Partnership Agreement or law.

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, (“AIMCO”), a publicly traded real estate investment trust, and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties, Inc. and its subsidiaries, including 100% of the outstanding capital stock of NAPICO.  Prior to March 11, 2002, Casden Properties, Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation (“CIC”).  CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting common stock of NAPICO prior to March 11, 2002.

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

Earlier in 2005, the Partnership determined that the accounting treatment reflected in the Partnership’s 2003 financial statements for the Rancho Del Mar Limited Partnership’s (“Rancho”) dilution transaction was in error.  That accounting treatment was based on the Partnership’s understanding that it had, in substance, sold approximately a 33 percent economic interest in Rancho.  Based on its reconsideration of the accounting treatment, the Partnership determined that the transaction, which involved an amendment of the cash flow distribution provisions of the Rancho limited partnership agreement, was in substance a sale of substantially all of the Partnership’s economic interest in Rancho.  Accordingly, the Partnership determined that it should have recognized a loss for the $1,320,000 excess of the carrying amount of its investment in Rancho over the transaction proceeds on or prior to the date it agreed to the terms of the Rancho transaction.  The Partnership filed a Form 10-KSB/A on May 20, 2005 appropriately restating its annual financial statements. The statement of operations for the year ended December 31, 2004 was restated to remove the equity in loss and the amortization of acquisition costs originally recognized during the year ended December 31, 2004 of approximately $89,000 due to the elimination of the Partnership’s investment balance in Rancho during 2003.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $26,000 at December 31, 2005 that are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Method of Accounting for Investments in Local Limited Partnerships

The investments in limited partnerships are accounted for using the equity method. Acquisition fees, selection fees and other costs related to the acquisition of the projects have been capitalized as part of the investment account and are being amortized by the straight line method over the estimated lives of the underlying assets, which is generally 30 years.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests was 72,404 for both of the years ended December 31, 2005 and 2004.

Impairment of Long-Lived Assets

The Partnership reviews long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. For the year ended December 31, 2004, an impairment loss of approximately $189,000 was recognized with respect to the investment balance in one Local Partnership. No impairment loss was recognized during the year ended December 31, 2005. See "Note 2 – Investments in and Advances to Local Partnerships" for further information.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments”, as amended by SFAS No. 119, “Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  The Partnership believes that the carrying amounts of its financial instruments approximate their fair value.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS 131, the Partnership has only one reportable segment.

FASB Interpretation No. 46

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (or “FIN 46”) and applied its requirements to all Local Partnerships in which the Partnership held a variable interest.  FIN 46 addresses the consolidation by business enterprises of variable interest entities.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.

Upon adoption of FIN 46, the Partnership determined it held variable interests in 17 VIEs for which the Partnership was not the primary beneficiary.  During the year ended December 31, 2005, the Partnership identified three additional VIEs in which it held a variable interest and was not the primary beneficiary.  Those 20 VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership or management of 20 apartment properties with a total of 2,127 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $4,672,000 at December 31, 2005.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 - Investments in and Advances to Local Partnerships

As of December 31, 2005 the Partnership holds limited partnership interests in 30 Local Partnerships, located in 18 states and Puerto Rico.  As a limited partner of the Local Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their properties (the "Apartment Complexes"). The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

At December 31, 2005, the Local Partnerships own residential projects consisting of 3,097 apartment units.

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

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships. Accordingly, the Partnership accounts for its investments in the Local Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage (between 5% and 99%). The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Partnership.

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges. See “Note 1 – Organization and Summary of Significant Accounting Policies” for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.

For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Partnerships.  Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.

As of December 31, 2005, the investment balance in 21 of the 30 Local Partnerships had been reduced to zero.

At times, advances are made to Local Partnerships in order to preserve the ability to receive applicable Tax Credits.  Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero are charged to expense.  During the years ended December 31, 2005 and 2004 the Partnership advanced to several Local Partnerships approximately $551,000 and $1,920,000, respectively. One Local Partnership repaid advances of approximately $7,000 during the year ended December 31, 2005. No advance repayments were made during the year ended December 31, 2004.  During the years ended December 31, 2005 and 2004, the Partnership recognized approximately $544,000 and $1,077,000, respectively, as expense for advances on the accompanying statements of operations.

The following is a summary of the investments in and advances to Local Partnerships for the year ended December 31, 2005(in thousands):

Investment balance, beginning of year	$ 5,193
Equity in losses of local partnerships	(415)
Distributions recognized as a return
of investment balance	(43)
Advances to local partnerships	551
Repayment of advances by local partnerships	(7)
Advances made to local partnerships
recognized as expense	(544)
Amortization of capitalized acquisition
costs and fees	(51)
Investment balance, end of year	$ 4,684

The difference between the investment per the accompanying balance sheet at December 31, 2005 and the equity per the Local Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Partnerships, costs capitalized to the investment account, cumulative distributions recognized as income, the Partnership's recording of capital contributions payable to the Local Partnerships in its investment balance and recognition of impairment losses.

The Partnership’s value of its investments and its equity in the income/loss and/or distributions from the Local Partnerships are, for certain Local Partnerships, individually, not material to the overall financial position of the Partnership. The financial information from the unaudited condensed combined financial statements of such Local Partnerships at December 31, 2005 and for each of the two years in the period then ended is presented below.  The Partnership’s value of its investments in Countryside North American Partner, L.P., Edgewood, a Limited Partnership, Fourth Street Apartment Investors, A California Limited Partnership, Germantown, A Limited Partnership, Meadow Lake I, A Limited Partnership, Oak View Spartanburg Associates, L.P., Rancho Del Mar Apartments (An Arizona Limited Partnership), and Kentucky River Apartments, Ltd. (collectively the “Material Investees”) are material to the Partnership’s financial position and amounts included below for the Material Investees are included on an audited basis.

The following are condensed combined statements of operations for the years ended December 31, 2005 and 2004 for the Local Partnerships in which the Partnership has investments. The 2004 amounts have been restated to exclude the operations of Sheboygen Regency House due to the Partnership’s sale of its investment in this Local Partnership during the year ended December 31, 2005, Westbridge and Ashville Equity due to the Partnership’s sale of its investment in these Local Partnerships subsequent to December 31, 2005 and Nickel River due to no information available for 2005.

Condensed Combined Balance Sheet of the Local Partnerships
(in thousands)
	December 31, 2005
Assets	Unaudited	Audited	Total
Land	$ 4,223	$ 1,521	$ 5,744
Building and improvements, net of
accumulated depreciation of $37,805
and $20,375	38,938	19,170	58,108

Other assets	5,236	2,773	8,009
Total assets	$ 48,397	$ 23,464	$ 71,861

Liabilities and Partners Deficit:
Liabilities:
Mortgage notes payable	$ 45,616	$ 14,098	$ 59,714
Other liabilities	18,359	2,243	20,602
	63,975	16,341	80,316

Partners’ (deficit) equity	(15,578)	7,123	(8,455)

Total liabilities and partners' (deficit)
equity	$ 48,397	$ 23,464	$ 71,861

Condensed Combined Results of Operations of the Local Partnerships
(in thousands)
	For the years ended December 31,

	2005	2005	2005	2004	2004	2004
	(Unaudited)	Audited	Total	(Unaudited)	Audited	Total
				(Restated)		(Restated)

Total revenues	$10,482	$ 5,479	$15,961	$10,455	$ 5,527	$15,982

Expenses:
Operating expenses	6,906	3,217	10,123	7,027	3,432	10,459
Interest	3,228	1,195	4,423	3,031	1,294	4,325
Depreciation and amortization	2,831	1,397	4,228	2,722	1,420	4,142
Total expenses	12,965	5,809	18,774	12,780	6,146	18,926

Net loss	$(2,483)	$ (330)	$(2,813)	$(2,325)	$ (619)	$(2,944)

An affiliate of the General Partner is currently the Local Operating General Partner in ten of the Local Partnerships included above, and another affiliate receives property management fees of approximately 5 percent of gross revenues from two of the Local Partnerships (See “Note 3 – Transactions with Affiliated Parties").

During the year ended December 31, 2003, a Local Partnership, Villa Real, sold its investment property.  The Partnership had no investment balance related to this Local Partnership.  Proceeds of approximately $793,000 were received in the fourth quarter of 2003.  A final distribution of cash from the Local Partnership was received during the year ended December 31, 2004 totaling approximately $33,000 and is included in distributions from local partnerships recognized as income.

During the year ended December 31, 2002, an impairment loss of $790,000 was recognized with respect to the Partnership's investment in a Local Partnership, Michigan Beach. The Local Partnership reached a settlement with the City of Chicago during 2002 to complete necessary repairs to the exterior façade of the building.  Since the Partnership has no remaining investment balance in Michigan Beach, and recovery of the advance is uncertain, the entire amount of the estimated cost was recognized as an impairment loss during the year ended December 31, 2002. During the year ended December 31, 2003, an additional impairment loss of approximately $368,000 was recognized with respect to the Partnership's investment in Michigan Beach due to revised estimates of the cost to complete the repairs required by the City of Chicago. During the year ended December 31, 2004, the estimate was further revised and an additional impairment loss of approximately $189,000 was recognized.  As of December 31, 2005, the Partnership had advanced Michigan Beach approximately $1,347,000 to complete these repairs and an additional approximately $790,000 for other operational items. These advances bear interest at prime plus 2% (approximately 9.25% at December 31, 2005) and interest income was approximately $120,000 and $122,000 for the year ended December 31, 2005 and 2004, respectively.  The receivable for the interest income has been fully reserved due to uncertainty of recovery from Michigan Beach. The local general partner, an affiliate of the General Partner of the Partnership, is currently negotiating a purchase and sale contract for the sale of Michigan Beach to a third party. The sale is anticipated to close during the third quarter of 2006.  Such sale will be subject to due diligence, and there can be no certainty regarding the timing of such sale or if a sale will even occur.

At December 31, 2005, the holder of the second mortgage for the property of one of the Local Partnerships, Michigan Beach Apartments, has filed a foreclosure action based upon alleged failures to make surplus cash payments and deliver financial reporting documents.  The Local Partnership disputes that any such defaults have occurred and is vigorously defending the foreclosure.

During the year ended December 31, 2005, the local general partner exercised its option to buy the Partnership’s remaining interest in Sheboygen Regency House Limited Partnership for $5,000. The Partnership had no remaining investment balance in this Local Partnership and the proceeds were recorded as gain on sale of investment.

In December 2005, the local operating general partner of Jefferson Meadows Apartments entered into a purchase and sale contract with a third party to sell the investment property.  The contract was contingent on receipt of consent from the Partnership.  Subsequent to December 31, 2005, the Partnership provided its consent to the sale, which is expected to close in the third quarter of 2006.  The Partnership expects to receive approximately $38,000 in proceeds.  The Partnership had no investment balance remaining at December 31, 2005 in Jefferson Meadows Apartments.

In December 2005, the local operating general partner of Virginia Park Meadows Apartments entered into a purchase and sale contract with a third party to sell the investment property.  The contract was contingent on receipt of consent from the Partnership.   Subsequent to December 31, 2005, the Partnership provided its consent to the sale, which is expected to close in the third quarter of 2006.  The Partnership expects to receive approximately $38,000 in proceeds.  The Partnership had no investment balance remaining at December 31, 2005 in Virginia Park Meadows Apartments.

On September 19, 2005, a local partnership, Pen-Hill-Co Limited Partnership, granted an option to sell its property, Westbridge Apartments, on or after January 2, 2006 to an affiliate of the lender for the outstanding indebtedness.  The Partnership has no remaining investment balance in this Local Partnership at December 31, 2005. Westbridge Apartments was sold to a third party subsequent to December 31, 2005 and the transaction was recorded as a deed-in-lieu of foreclosure.

Subsequent to December 31, 2005, a Local Partnership, Ashville Equity, sold its investment property to a third party.  The Partnership received a partial repayment of approximately $75,000 of fully reserved advances due from Ashville Equity during 2006. The Partnership had no investment balance in this Local Partnership at December 31, 2005.

Note 3 – Transactions with Affiliated Parties

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner for the following fees:

(a)

An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) as of the beginning of the year is payable to the General Partner. For both of the years ended December 31, 2005 and 2004, partnership management fees in the amount of approximately $552,000 were recorded as an expense.  At December 31, 2005, approximately $646,000 of these fees remain unpaid and are included in due to affiliates.

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

(c)

The Partnership reimburses NAPICO for certain expenses. The reimbursement charged NAPICO was approximately $60,000 for both of the years ended December 31, 2005 and 2004 and is included in general and administrative expenses. At December 31, 2005 approximately $50,000 of the expenses remain unpaid and are included in due to affiliates.

NTC-II or another affiliate of the General Partner is the Local Operating General Partner in ten of the Partnership's 30 Local Partnerships.  In addition, NTC-II is typically either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner managed two and three properties owned by Local Partnerships during the years ended December 31, 2005 and 2004, respectively. The Local Partnerships pay the affiliate property management fees in the amount of five percent of their gross rental revenues and data processing fees. The amounts paid were approximately $86,000 and $153,000 for the years ended December 31, 2005 and 2004, respectively.

During the year ended December 31, 2005, an affiliate of the General Partner advanced approximately $636,000 to the Partnership for payment of the 2002, 2003 and 2004 New Jersey Partnership tax and advances to Michigan Beach and Quivira Place. These advances bear interest at prime plus 2.0% (9.25% at December 31, 2005). During the year ended December 31, 2004 an affiliate of the General Partner advanced approximately $1,084,000 to the Partnership for operating expenses and advances to Michigan Beach and Quivira Place.  Approximately $285,000 of these advances were repaid during the year ended December 31, 2004.  There were no such repayments during 2005.  Interest expense during the years ended December 31, 2005 and 2004 was approximately $98,000 and $16,000, respectively. At December 31, 2005 approximately $1,547,000 of advances and accrued interest remain unpaid and are included in due to affiliates.

As of December 31, 2005, the fees and advances due the General Partner exceeded the Partnership’s cash. The General Partner has indicated that, during the forthcoming year, it will not demand payment of amounts due in excess of such cash, however, the Partnership still remains liable for all such amounts.

AIMCO and its affiliates owned 397.0 limited partnership interests (the "Units") in the Partnership representing 0.55% of the outstanding Units at December 31, 2005. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

A reconciliation follows:

	Years Ended December 31,
	2005	2004
	(in thousands)

Net loss per financial statements	$(1,814)	$(2,669)
Other	(450)	102
Gain on foreclosure of Partnership interest	--	(573)
Investment in lower tier partnerships	(557)	--
Loss per tax return	(2,821)	(3,140)

Loss per limited partnership interest	$(38.54)	$(42.93)

The following is a reconciliation between the Partnership’s reported amounts and the federal tax basis of net assets:

December 31, 2005
(in thousands)

Net assets as reported	$ 2,316
Add (deduct):
Deferred offering costs	9,367
Investment in Partnerships	(17,955)
Other	9,382
Net assets – federal tax basis	$ 3,110

Note 5 – Gain on Legal Settlement

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

During the year ended December 31, 2002, the Partnership received approximately $108,000 from one of the parties involved in this legal action as part of a settlement agreement. Approximately $1,492,000 of its share of the refinancing proceeds of Quivira Limited Partnership were received during August 2002. The Partnership obtained judgments totaling approximately $4,800,000 against certain defendants in 2002. During the year ended December 31, 2003, the Partnership received approximately $1,682,000 from the parties involved in this legal action as part of a global settlement agreement with the local general partner. During the year ended December 31, 2004, the Partnership received approximately $193,000 in additional settlement payments.  During the year ended December 31, 2005, the Partnership received approximately $80,000 in additional settlement payments.  As part of the settlement agreement, the Partnership expects to receive additional payments from the defendants over the next four years.

Note 6 - Real Estate and Accumulated Depreciation of Local Partnerships in which NTCI-II has Invested (in thousands)

(1) Schedule of Encumbrances and Investment Properties (all amounts unaudited except for those amounts relative to the Material Investees – see Note 2) (in thousands):

			Buildings
			And
			Related
			Personal		Accumulated
Description	Encumbrances	Land	Property	Total	Depreciation

Columbus Junction Park	$ 640	$ 40	$ 803	$ 843	$ 345
Countryside Place	4,042	470	8,413	8,883	4,357
Edgewood Apts.	1,486	158	3,905	4,063	2,130
Fourth Street	888	242	4,219	4,461	2,132
Germantown Apts.	2,132	210	4,613	4,823	2,577
Great Basin Assoc.	564	143	1,410	1,553	802
Grimes Park Apts.	452	50	537	587	235
Jamestown Terrace	2,821	298	3,525	3,823	1,314
Jefferson Meadows	3,281	85	5,352	5,437	2,978
Kentucky River	858	149	2,034	2,183	785
Lincoln Grove	404	118	3,977	4,095	1,540
Meadowlakes	1,070	136	3,966	4,102	2,184
Michigan Beach	6,067	792	6,177	6,969	1,211
Nickel River (Wedgewood)	(A)	(A)	(A)	(A)	(A)
Norwalk Park Apts.	420	51	491	542	223
Oakview Apts.	690	81	3,617	3,698	1,760
Palm Springs View Apts.	4,995	901	6,866	7,767	3,049
Pam Apts.	940	50	2,652	2,702	2,104
Parkwood Landing	3,975	720	9,227	9,947	5,002
Pensacola Affordable	920	252	1,851	2,103	991
Pineview Terrace	2,646	82	3,241	3,323	1,238
Quivira Place	6,327	100	13,671	13,771	7,501
Rancho del Mar	2,932	75	8,778	8,853	4,450
Salem Park Apts.	2,303	204	4,294	4,498	2,573
Sitka III (Spruce Grove)	1,145	42	1,490	1,532	817
Soldotna (Northwood Senior)	1,452	59	1,960	2,019	728
Torres de Plata II	3,014	158	3,851	4,009	2,179
Virginia Park Meadows	3,250	78	5,368	5,446	2,975
Total	$59,714	$5,744	$116,288	$122,032	$58,180

(A)  Information is not available for 2005.

(2) Reconciliation of real estate (all amounts unaudited except for those amounts relative to the Material Investees – see Note 2) (in thousands):

	Years Ended December 31,
	2005	2005	2005	2004	2004	2004
	(Unaudited)	Audited	Total	(Unaudited)	Audited	Total
Real estate:				(Restated)		(Restated)
Balance at beginning of year	$83,091	$40,968	$124,059	$81,453	$40,889	$122,342
Improvements during the year	497	98	595	1,638	79	1,717
Disposal of property	(2,622)	--	(2,622)	--	--	--
Balance at end of year	$80,966	$41,066	$122,032	$83,091	$40,968	$124,059

(3) Reconciliation of accumulated depreciation (all amounts unaudited except for those amounts relative to the Material Investees – see Note 2) (in thousands):

	Years Ended December 31,
	2005	2005	2005	2004	2004	2004
	Unaudited	Audited	Total	Unaudited	Audited	Total
Accumulated depreciation:				(Restated)		(Restated)
Balance at beginning
of year	$36,436	$18,999	$55,435	$33,678	$17,619	$51,297
Depreciation expense for
the year	2,766	1,376	4,142	2,833	1,420	4,253
Disposal of property	(1,397)	--	(1,397)	(75)	(40)	(115)
Balance at end of year	$37,805	$20,375	$58,180	$36,436	$18,999	$55,435

Note 7 - Contingencies

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

SEC Investigation

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8a.

CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

OTHER INFORMATION

On March 6, 2006, Brian H. Shuman, 43, elected to step down as Chief Financial Officer of the Partnership’s General Partner, effective immediately.  On March 6, 2006, Kathleen Danilchick assumed the role of Chief Financial Officer of the Partnership’s General Partner.   Ms. Danilchick has previously served as Vice President, Capital Markets of an affiliate of the Partnership’s General Partner since December 2005.

National Tax Credit Investors II, a California limited partnership (the “Registrant” or “Partnership”), has a 99% limited partnership interest in Pen-Hill-Co Limited Partnership, a South Carolina limited partnership (“Pen-Hill-Co”). On March 29, 2006, Pen-Hill-Co sold its investment property, Westbridge Apartments, consisting of 112 units, to a third party, BCI Advisors, Inc. as a deed-in-lieu of foreclosure transaction. The Partnership had no remaining investment balance in this investment and no proceeds will be received.

In December 2005, the local operating general partner of Jefferson Meadows Apartments entered into a purchase and sale contract with a third party to sell the investment property.  The contract was contingent on receipt of consent from the Partnership.  On April 14, 2006, the Partnership provided its consent to the sale, which is expected to close in the third quarter of 2006.  The Partnership expects to receive approximately $38,000 in proceeds.  The Partnership had no investment balance remaining at December 31, 2005 in Jefferson Meadows Apartments.

In December 2005, the local operating general partner of Virginia Park Meadows Apartments entered into a purchase and sale contract with a third party to sell the investment property.  The contract was contingent on receipt of consent from the Partnership.   On April 14, 2006, the Partnership provided its consent to the sale, which is expected to close in the third quarter of 2006.  The Partnership expects to receive approximately $38,000 in proceeds.  The Partnership had no investment balance remaining at December 31, 2005 in Virginia Park Meadows Apartments.

PART III

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

National Tax Credit Investors II (the “Partnership” or the “Registrant”) has no directors. The general partner responsible for conducting the business of the Partnership is National Partnership Investments Corp a California Corporation (“NAPICO” or the “General Partner”).

The names and ages of, as well as the positions and offices held by, the present directors and officers of NAPICO are set forth below:  The General Partner manages and controls substantially all of the Partnership’s affairs and has general responsibility and ultimate authority in all matters affecting its business.   There are no family relationships between or among any directors or officers.

Harry G. Alcock	43	Executive Vice President and
		Director
David R. Robertson	40	President, Chief Executive Officer
		and Director
Jeffrey H. Sussman	40	Senior Vice President, General
		Counsel and Secretary
Kathleen Danilchick	36	Senior Vice President and Chief
		Financial Officer

Harry G. Alcock was appointed as a Director of the General Partner in October 2004 and was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

David R. Robertson has been President, Chief Executive Officer and a Director of the General Partner since October 2002. Mr. Robertson has been an Executive Vice President of AIMCO since February 2002, and was appointed President and Chief Executive Officer of AIMCO Capital in October 2002. Mr. Robertson is responsible for property operations, asset management and transaction activities within AIMCO Capital’s portfolio of affordable properties, and for redevelopment and construction activities for both the conventional and affordable property portfolios. Since February 1996, Mr. Robertson has been Chairman and Chief Executive Officer of Robeks Corporation, a privately held chain of specialty food stores.

Jeffrey H. Sussman has been Senior Vice President, General Counsel and Secretary of the General Partner since joining NAPICO in 1998. Mr. Sussman is responsible for the legal affairs of NAPICO and its affiliates. Prior to joining NAPICO in 1998, Mr. Sussman was an associate with the law firm of Rus, Miliband, Williams & Smith in Irvine, California. His practice emphasized real estate finance and insolvency law and included the representation of borrowers, lenders, and court-appointed trustees in matters involving apartment complexes, retail centers and hotels.

Kathleen Danilchick has been Senior Vice President and Chief Financial Officer of the General Partner since March 2006 and joined AIMCO in December 2005 as a Vice President in Capital Markets.  Ms. Danilchick is responsible for the financial affairs of NAPICO as well as the limited partnerships sponsored by it.  From January 2003 through October 2005 Ms. Danilchick was a Vice President at The Lionstone Group, a real estate investment firm, where she was responsible for the supervision and management of all aspects of the national office investment program.   Prior to joining The Lionstone Group, Ms. Danilchick was a Vice President for the Morgan Stanley Real Estate Funds in London, England.

The board of directors of the General Partner does not have a separate audit committee. As such, the board of directors of the General Partner fulfills the functions of an audit committee. The board of directors has determined that Kathleen Danilchick meets the requirement of an "audit committee financial expert".

The directors and officers of the General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

ITEM 10.

EXECUTIVE COMPENSATION

Neither the director nor the officers received any remuneration from the Partnership for the year ended December 31, 2005.

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

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner for the following fees:

(a)

An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) as of the beginning of the year is payable to the General Partner. For both of the years ended December 31, 2005 and 2004, partnership management fees in the amount of approximately $552,000 were recorded as an expense.  At December 31, 2005, approximately $646,000 of these fees remain unpaid and are included in due to affiliates on the balance sheet included in “Item 7. Financial Statements”.

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

(c)

The Partnership reimburses NAPICO for certain expenses. The reimbursement charged NAPICO was approximately $60,000 for both of the years ended December 31, 2005 and 2004 and are included in general and administrative expenses. At December 31, 2005 approximately $50,000 of the expenses remain unpaid and are included in due to affiliates.

NTC-II or another affiliate of the General Partner is the Local Operating General Partner in ten of the Partnership's 30 Local Partnerships.  In addition, NTC-II is typically either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner managed two and three properties owned by Local Partnerships during the years ended December 31, 2005 and 2004, respectively. The Local Partnerships pay the affiliate property management fees in the amount of five percent of their gross rental revenues and data processing fees. The amounts paid were approximately $86,000 and $153,000 for the years ended December 31, 2005 and 2004, respectively.

During the year ended December 31, 2005, an affiliate of the General Partner advanced approximately $636,000 to the Partnership for payment of the 2002, 2003 and 2004 New Jersey Partnership tax and advances to Michigan Beach and Quivira Place. These advances bear interest at prime plus 2.0% (9.25% at December 31, 2005). During the year ended December 31, 2004 an affiliate of the General Partner advanced approximately $1,084,000 to the Partnership for operating expenses and advances to Michigan Beach and Quivira Place.  Approximately $285,000 of these advances were repaid during the year ended December 31, 2004.  There were no such repayments during 2005.  Interest expense during the years ended December 31, 2005 and 2004 was approximately $98,000 and $16,000, respectively. At December 31, 2005 approximately $1,547,000 of advances and accrued interest remain unpaid and are included in due to affiliates on the balance sheet included in “Item 7. Financial Statements”.

As of December 31, 2005, the fees and advances due the General Partner exceeded the Partnership’s cash. The General Partner has indicated that, during the forthcoming year, it will not demand payment of amounts due in excess of such cash, however, the Partnership still remains liable for all such amounts.

AIMCO and its affiliates owned 397.0 limited partnership interests (the "Units") in the Partnership representing 0.55% of the outstanding Units at December 31, 2005. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

ITEM 13.

EXHIBITS

See Exhibit Index Attached.

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2006.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2005 and 2004 are described below.

Audit Fees.  Fees for audit services totaled approximately $49,000 for both of the years 2005 and 2004. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $19,000 for both of the years 2005 and 2004.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

By: National Partnership Investments Corp.
General Partner

By: /s/David R. Robertson
David R. Robertson
President, and Chief Executive Officer

By: /s/Kathleen Danilchick
Kathleen Danilchick
Senior Vice President and
Chief Financial Officer

Date: April 17, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: April 17, 2006
Harry G. Alcock	Vice President

/s/David R. Robertson	Director, President and Chief	Date: April 17, 2006
David R. Robertson	Executive Officer

/s/Kathleen Danilchick	Senior Vice President and	Date: April 17, 2006
Kathleen Danilchick	Chief Financial Officer

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

32.1

Certification of equivalent of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  April 17, 2006

/s/David R. Robertson

David R. Robertson

President and Chief Executive Officer of National Partnership Investments Corp., equivalent of the chief executive officer of the Partnership

Exhibit 31.2

CERTIFICATION

I, Kathleen Danilchick, certify that:

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

Date: April 17, 2006

/s/Kathleen Danilchick

Kathleen Danilchick

Senior Vice President and Chief Financial Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of National Tax Credit Investors II (the "Partnership"), for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Kathleen Danilchick, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: April 17, 2006

/s/Kathleen Danilchick
Name: Kathleen Danilchick
Date: April 17, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Exhibit 99.1

Independent Auditor’s Report

To the Partners

Kentucky River Apartments, Ltd.

Winchester, Kentucky

We have audited the accompanying balance sheets of Kentucky River Apartments, Ltd., a limited partnership, as of December 31, 2005 and 2004, and the related statements of operations, partners’ equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kentucky River Apartments, Ltd. as of December 31, 2005 and 2004, and the results of its operations, changes in partners’ equity and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/Donald W. Causey & Associates, P.C.

Gadsden, Alabama

February 3, 2006