Form 10QSB
period 2006-03-31
NATIONAL TAX CREDIT INVESTORS II
filed 2006-05-05
CIK 859921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2006

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

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

NATIONAL TAX CREDIT INVESTORS II

BALANCE SHEET

MARCH 31, 2006

(in thousands)

(Unaudited)

ASSETS

Investments in and advances to local partnerships (Note 2)		$ 4,560
Cash and cash equivalents		44

Total assets		$ 4,604

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses		$ 66
Due to affiliates (Note 3)		2,437

Contingencies (Note 5)

Partners' (deficiency) capital:
General partner	$ (608)
Limited partners	2,709	2,101

Total liabilities and partners' (deficiency) capital		$ 4,604

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENTS OF OPERATIONS

(in thousands, except per interest data)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Gain on legal settlement (Note 4)	$ --	80
Total revenues	--	80

Operating expenses:
Management fees - partners (Note 3)	135	138
General and administrative (Note 3)	30	36
Interest (Note 3)	36	15
Legal and accounting	19	22
Total operating expenses	220	211

Loss from Partnership operations	(220)	(131)

Gain on sale of investment (Note 2)	--	5
Distributions from local partnerships recognized as income
(Note 2)	66	2
Return of advances made to local partnerships recognized as
income (Note 2)	75	7
Advances made to local partnerships recognized as
expense (Note 2)	(19)	(156)
Equity in loss of local partnerships and amortization of
acquisition costs (Note 2)	(117)	(156)

Net loss	$ (215)	$ (429)

Net loss allocated to general partner (1%)	$ (2)	$ (4)
Net loss allocated to limited partners (99%)	(213)	(425)

	$ (215)	$ (429)

Net loss per limited partnership interest (Note 1)	$ (2.94)	$ (5.87)

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENT OF PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)
(in thousands, except interest data)

	General	Limited
	Partner	Partners	Total

Partnership interests		72,404

Partners' (deficiency) capital,	$ (606)	$ 2,922	$ 2,316
December 31, 2005

Net loss for the three months
ended March 31, 2006	(2)	(213)	(215)

Partners' (deficiency) capital,
March 31, 2006	$ (608)	$ 2,709	$ 2,101

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$ (215)	$ (429)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Advances made to local partnerships recognized as
expense	19	156
Return of advances made to local partnerships recognized
as income	(75)	(7)
Equity in loss of local partnerships and amortization
of acquisition costs	117	156
Gain on sale of investment	--	(5)
Changes in accounts:
Accounts payable and accrued expenses	(85)	(7)
Accrued fees due to partners	188	153
Net cash (used in) provided by operating activities	(51)	17

Cash flows from investing activities:
Distributions from local partnerships recognized as a
return of investment balance	7	20
Proceeds from sale of investment	--	5
Advances to local partnerships	(19)	(156)
Repayment of advances by local partnerships	75	7
Net cash provided by (used in) investing activities	63	(124)

Cash flows provided by financing activities:
Advances from affiliates	6	--

Net increase (decrease) in cash and cash equivalents	18	(107)
Cash and cash equivalents, beginning of period	26	134

Cash and cash equivalents, end of period	$ 44	$ 27

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

MARCH 31, 2006

Note 1 - Organization And Summary Of Significant Accounting Policies

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the fiscal year ended December 31, 2005 filed by National Tax Credit Investors II (the “Partnership” or “NTCI-II”). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end.  The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2006 and the results of operations and changes in cash flows for the three months ended March 31, 2006 and 2005.

Certain reclassifications have been made to the 2005 information to conform to the 2006 presentation.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding during the period. The number of limited partner interests was 72,404 for the three months ended March 31, 2006 and 2005.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in 17 VIEs for which the Partnership was not the primary beneficiary.  During the year ended December 31, 2005, the Partnership identified three additional VIEs in which it held a variable interest and was not the primary beneficiary. During the three months ended March 31, 2006, one Local Partnership previously determined to be a VIE sold its investment property, consisting of 41 units. The remaining 19 VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership or management of nineteen apartment properties with a total of 2,086 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $4,552,000 at March 31, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s financial condition or results of operations.

Note 2 - Investments In and Advances to Local Partnerships

As of March 31, 2006 the Partnership holds limited partnership interests in 28 Local Partnerships, located in 18 states and Puerto Rico. At March 31, 2006, the Local Partnerships own residential projects consisting of 2,944 apartment units.  As a limited partner of the Local Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their properties (the "Apartment Complexes").  The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

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

As of March 31, 2006, the investment balance in 19 of the 28 Local Partnerships had been reduced to zero.

At times, advances are made to Local Partnerships in order to preserve the ability to receive applicable Tax Credits.  Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero are charged to expense.  During the three months ended March 31,

2006 and 2005 the Partnership advanced to several Local Partnerships approximately $19,000 and $156,000, respectively. One Local Partnership repaid advances, which were previously reserved, of approximately $75,000 during the three months ended March 31, 2006 and another Local Partnership repaid advances of approximately $7,000 during the three months ended March 31, 2005.

The following is a summary of the investments in and advances to Local Partnerships for the three months ended March 31, 2006 (in thousands):

Investment balance, beginning of period	$ 4,684
Equity in losses of local partnerships	(104)
Distributions recognized as a reduction
of investment balance	(7)
Advances to local partnerships	19
Repayment of advances by local partnerships	(75)
Advances made to local partnerships
recognized as expense	(19)
Return of advances made to local
partnerships recognized as income	75
Amortization of capitalized acquisition
costs and fees	(13)

Investment balance end of period	$ 4,560

The following are unaudited condensed combined estimated statements of operations for the three months ended March 31, 2006 and 2005 for the Local Partnerships in which the Partnership has investments. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, the 2005 amounts have been restated to exclude Westbridge and Ashville Equity due to the Partnership’s sale of its investment in these Local Partnerships during the three months ended March 31, 2006 and Nickel River due to no information available for 2005 (in thousands).

	Three Months Ended
	March 31,
	2006	2005
		(Restated)
Revenues:
Rental and other income	$ 3,990	$ 3,995

Expenses
Interest	1,115	1,082
Depreciation and amortization	1,057	1,035
Operating expenses	2,530	2,615
Total expenses	4,702	4,732

Loss from continuing operations	$ (712)	$ (737)

During the year ended December 31, 2002, an impairment loss of $790,000 was recognized with respect to the Partnership's investment in a Local Partnership, Michigan Beach.

The Local Partnership reached a settlement with the City of Chicago during 2002 to complete necessary repairs to the exterior façade of the building.  Since the Partnership has no remaining investment balance in Michigan Beach, and recovery of the advance is uncertain, the entire amount of the estimated cost was recognized as an impairment loss during the year ended December 31, 2002. During the year ended December 31, 2003, an additional impairment loss of approximately $368,000 was recognized with respect to the Partnership's investment in Michigan Beach due to revised estimates of the cost to complete the repairs required by the City of Chicago. During the year ended December 31, 2004, the estimate was further revised and an additional impairment loss of approximately $189,000 was recognized.  As of March 31, 2006, the Partnership had advanced Michigan Beach approximately $1,347,000 to complete these repairs and an additional approximately $790,000 for other operational items. These advances bear interest at prime plus 2% (9.75% at March 31, 2006) and interest income was approximately $40,000 and $30,000 for the three months ended March 31, 2006 and 2005, respectively.  The receivable for the interest income has been fully reserved due to uncertainty of recovery from Michigan Beach. The local general partner, an affiliate of the General Partner of the Partnership, is currently negotiating a purchase and sale contract for the sale of Michigan Beach to a third party. The sale is anticipated to close during the third quarter of 2006.  Such sale will be subject to due diligence, and there can be no certainty regarding the timing of such sale or if a sale will even occur.

During 2005 the holder of the second mortgage for the property of one of the Local Partnerships, Michigan Beach Apartments, has filed a foreclosure action based upon alleged failures to make surplus cash payments and deliver financial reporting documents.  The Local Partnership disputes that any such defaults have occurred and is vigorously defending the foreclosure. The parties are in discovery and are holding settlement discussions.

During the three months ended March 31, 2005, the local general partner exercised its option to buy the Partnership’s remaining interest in Sheboygen Regency House Limited Partnership for $5,000. The Partnership had no remaining investment balance in this Local Partnership and the proceeds were recorded as gain on sale of investment.

In December 2005, the local operating general partner of Jefferson Meadows Apartments entered into a purchase and sale contract with a third party to sell the investment property.  The contract was contingent on receipt of consent from the Partnership.  On April 14, 2006, the Partnership provided its consent to the sale, which is expected to close in the third quarter of 2006.  The Partnership expects to receive approximately $38,000 in proceeds.  The Partnership had no investment balance remaining at March 31, 2006 in Jefferson Meadows Apartments.

In December 2005, the local operating general partner of Virginia Park Meadows Apartments entered into a purchase and sale contract with a third party to sell the investment property.  The contract was contingent on receipt of consent from the Partnership.   On April 14, 2006, the Partnership provided its consent to the sale, which is expected to close in the third quarter of 2006.  The Partnership expects to receive approximately $38,000 in proceeds.  The Partnership had no investment balance remaining at March 31, 2006 in Virginia Park Meadows Apartments.

On September 19, 2005, a Local Partnership, Pen-Hill-Co Limited Partnership, granted an option to sell its property, Westbridge Apartments, on or after January 2, 2006 to an affiliate of the lender for the outstanding indebtedness. Westbridge Apartments was sold to a third party on March 29, 2006 and the transaction was recorded as a deed-in-lieu of foreclosure. The Partnership had no remaining investment balance in this Local Partnership at March 31, 2006.

On February 28, 2006, a Local Partnership, Ashville Equity, sold its investment property to a third party.  The Partnership received a partial repayment of approximately $75,000 of fully reserved advances due from Ashville Equity during the three months ended March 31, 2006. The Partnership had no investment balance in this Local Partnership at March 31, 2006.

Subsequent to March 31, 2006, the local general partner of Nickel River elected to exercise its option to buy the Partnership’s remaining interest in the Partnership for $10,000. The Partnership has no remaining investment balance in this Local Partnership at March 31, 2006.

An affiliate of the General Partner is currently the Local Operating General Partner in nine of the Partnership’s 28 Local Partnerships included above, and another affiliate receives property management fees of approximately 5 percent of gross revenues from two of the Local Partnerships (See “Note 3 – Related Party Transactions").

Note 3 - Related Party Transactions

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner for the following fees:

(a)

An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) at the beginning of the year is payable to the General Partner. For the three months ended March 31, 2006 and 2005, partnership management fees in the amount of approximately $135,000 and $138,000, respectively, were recorded as an expense.  At March 31, 2006, approximately $780,000 of these fees remain unpaid and are included in due to affiliates.

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

(c)

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $15,000 for both of the three months ended March 31, 2006 and 2005 and is included in general and administrative expenses. At March 31, 2006 approximately $67,000 of the expense remains unpaid and are included in due to affiliates.

NTC-II or another affiliate of the General Partner is the Local Operating General Partner in nine of the Partnership's 28 Local Partnerships. In addition, NTC-II is typically either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner managed two properties owned by Local Partnerships for both of the three months ended March 31, 2006 and 2005. The Local Partnerships pay the affiliate property management fees in the amount of five percent of their gross rental revenues and data processing fees. During the three months ended March 31, 2006 one of the properties managed by an affiliate of the General Partner was sold. The amounts paid were approximately $24,000 and $21,000 for the three months ended March 31, 2006 and 2005, respectively.

During the three months ended March 31, 2006 an affiliate of the General Partner advanced approximately $6,000 to the Partnership for an advance to Columbus Junction for outstanding real estate taxes. There were no advances during the three months ended March 31, 2005. During 2005, an affiliate of the General Partner advanced approximately $636,000 to the Partnership for payment of the 2002, 2003 and 2004 New Jersey Partnership tax and advances to Michigan Beach and Quivira Place. These advances bear interest at prime plus 2.0% (9.75% at March 31, 2006). Interest expense during the three months ended March 31, 2006 and 2005 was approximately $36,000 and $15,000, respectively. At March 31, 2006 approximately $1,590,000 of advances and accrued interest remain unpaid and are included in due to affiliates.

As of March 31, 2006, the fees and advances due the General Partner exceeded the Partnership’s cash. The General Partner has indicated that, during the forthcoming year, it will not demand payment of amounts due in excess of such cash, however, the Partnership still remains liable for all such amounts.

Note 4 – Gain on Legal Settlement

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

During the year ended December 31, 2002, the Partnership received approximately $108,000 from one of the parties involved in this legal action as part of a settlement agreement. Approximately $1,492,000 of its share of the refinancing proceeds of Quivira Limited Partnership were received during August 2002. The Partnership obtained judgments totaling approximately $4,800,000 against certain defendants in 2002. During the year ended December 31, 2003, the Partnership received approximately $1,682,000 from the parties involved in this legal action as part of a global settlement agreement with the local general partner. During the years ended December 31, 2005 and 2004, the Partnership received approximately $80,000 and $193,000, respectively, in additional settlement payments. There were no settlement payments received during the three months ended March 31, 2006.  As part of the settlement agreement, the Partnership expects to receive additional payments from the defendants over the next four years.

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

Liquidity and Capital Resources

Some of the properties in which the Partnership has invested, through its investment in other limited partnerships (“Local Partnerships”), receive one or more forms of assistance from the Federal Government.  As a result, the Local Partnership’s ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans or advances may be restricted by these government assistance programs.  These restrictions, however, are not expected to impact the Partnership’s ability to meet its cash obligations.

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

As of March 31, 2006, the Partnership has cash and cash equivalents of approximately $44,000 on deposit with a financial institution, earning interest at market rates. Interest for both of the three months ended March 31, 2006 and 2005 was less than $1,000.  The amount of interest income varies with the market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise.  The Partnership intends to continue investing available funds in this manner.

During the three months ended March 31, 2006 an affiliate of the General Partner advanced approximately $6,000 to the Partnership for an advance to Columbus Junction for outstanding real estate taxes. There were no advances during the three months ended March 31, 2005. During 2005, an affiliate of the General Partner advanced approximately $636,000 to the Partnership for payment of the 2002, 2003 and 2004 New Jersey Partnership tax and advances to Michigan Beach and Quivira Place. These advances bear interest at prime plus 2.0% (9.75% at March 31, 2006). Interest expense during the three months ended March 31, 2006 and 2005 was approximately $36,000 and $15,000, respectively. At March 31, 2006 approximately $1,590,000 of advances and accrued interest remain unpaid and are included in due to affiliates on the balance sheet included in “Item 1. Financial Statements”.

As of March 31, 2006, the fees and advances due the General Partner exceeded the Partnership’s cash. The General Partner has indicated that, during the forthcoming year, it will not demand payment of amounts due in excess of such cash, however, the Partnership still remains liable for all such amounts.

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

Results of Operations

The Partnership was formed to provide various benefits to its Limited Partners. It is not expected that any of the Local Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to Limited Partners in any material amount. The Partnership accounts for its investments in the Local Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Partnerships. The investments in 19 of the 28 Local Partnerships have been reduced to zero as of March 31, 2006.

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

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  During the three months ended March 31, 2006 and 2005, the Partnership recognized equity in loss and amortization of acquisition costs of approximately $117,000 and $156,000, respectively, from Local Partnerships.  The decrease in equity in losses was primarily due to decreased losses at the Local Partnerships.  During the three months ended March 31, 2006 and 2005, the Partnership received approximately $66,000 and $2,000, respectively, in distributions from Local Partnerships that were recognized as income in the statements of operations, included in “Item 1. Financial Statements,” since the Partnership’s investment in those Local Partnerships had been reduced to zero.

At times, advances are made to Local Partnerships in order to preserve the ability to receive applicable Tax Credits.  Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero are charged to expense.  During the three months ended March 31, 2006 and 2005 the Partnership advanced to several Local Partnerships approximately $19,000 and $156,000, respectively. One Local Partnership repaid advances, which were previously reserved, of approximately $75,000 during the three months ended March 31, 2006 and one Local Partnership repaid advances of approximately $7,000 during the three months ended March 31, 2005.

A recurring Partnership expense is the annual partnership management fee.  The fee, as defined in the Partnership Agreement, is payable to the General Partner and is calculated at 0.5% of the Partnership’s invested assets as of the beginning of the year.  The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of Partnership affairs. During the three months ended March 31, 2006 and 2005, management fees were approximately $135,000 and $138,000, respectively.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership, general and administrative expenses and interest expense. Legal and accounting fees were approximately $19,000 and $22,000 for the three months ended March 31, 2006 and 2005, respectively. General and administrative expenses were approximately $30,000 and $36,000 for the three months ended March 31, 2006 and 2005, respectively. Interest expense was approximately $36,000 and $15,000 for the three months ended March 31, 2006 and 2005, respectively. The increase in interest expense is primarily due to an increase in advances from an affiliate of the General Partner and an increase in the interest rate on such advances.

During the three months ended March 31, 2005, the local general partner exercised its option to buy the Partnership’s remaining interest in Sheboygen Regency House Limited Partnership for $5,000. The Partnership had no remaining investment balance in this Local Partnership and the proceeds were recorded as gain on sale of investment.

During the year ended December 31, 2002, an impairment loss of $790,000 was recognized with respect to the Partnership's investment in a Local Partnership, Michigan Beach. The Local Partnership reached a settlement with the City of Chicago during 2002 to complete necessary repairs to the exterior façade of the building.  Since the Partnership had no remaining investment balance in Michigan Beach, and recovery of the advance was uncertain, the entire amount of the estimated cost was recognized as an impairment loss during the year ended December 31, 2002. During the year ended December 31, 2003, an additional impairment loss of approximately $368,000 was recognized with respect to the Partnership's investment in Michigan Beach due to revised estimates of the cost to complete the repairs required by the City of Chicago. During the year ended December 31, 2004, the estimate was further revised and an additional impairment loss of approximately $189,000 was recognized.  As of March 31, 2006, the Partnership had advanced Michigan Beach approximately $1,347,000 to complete these repairs and an additional approximately $790,000 for other operational items. These advances bear interest at prime plus 2% (9.75% at March 31, 2006) and interest income was approximately $40,000 and $30,000 for the three months ended March 31, 2006 and 2005, respectively. The receivable for interest income has been fully reserved due to uncertainty of recovery from Michigan Beach.

Other

AIMCO and its affiliates owned 397.0 limited partnership interests (the "Units") in the Partnership representing 0.55% of the outstanding Units at March 31, 2006. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO its sole stockholder.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in 17 VIEs for which the Partnership was not the primary beneficiary.  During the year ended December 31, 2005, the Partnership identified three additional VIEs in which it held a variable interest and was not the primary beneficiary. During the three months ended March 31, 2006, one Local Partnership previously determined to be a VIE sold its investment property, consisting of 41 units. The remaining 19 VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership or management of nineteen apartment properties with a total of 2,086 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $4,552,000 at March 31, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships. Accordingly, the Partnership accounts for its investments in the Local Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage of 5% to 99%. Distributions of surplus cash from operations from eleven of the Local Partnerships are restricted by the Local Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a percentage, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Partnership. For the other seventeen Local Partnerships distributions of surplus cash are not restricted. The Partnerships are allocated profits and losses and receive distributions from refinancings and sales in accordance with the Local Partnerships’ partnership agreements. These agreements usually limit the Partnerships' distributions to an amount substantially less than its ownership percentage in the Local Partnership.

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

Date: May 5, 2006

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

Date:  May 5, 2006

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

Date:  May 5, 2006

/s/Kathleen Danilchick

Kathleen Danilchick

Senior Vice President and Chief Financial Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of National Tax Credit Investors II (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Kathleen Danilchick, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: May 5, 2006

/s/Kathleen Danilchick
Name: Kathleen Danilchick
Date: May 5, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.