Form 10QSB
period 2006-06-30
NATIONAL TAX CREDIT INVESTORS II
filed 2006-08-18
CIK 859921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2006

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

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

NATIONAL TAX CREDIT INVESTORS II

BALANCE SHEET

JUNE 30, 2006

(in thousands)

(Unaudited)

ASSETS

Investments in local partnerships (Note 2)		$ 4,541
Cash and cash equivalents		125
Mortgage note receivable (Note 3)		4,320
Total Assets		$ 8,986

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses		$ 91
Due to affiliates (Note 4)		7,263

Contingencies (Note 6)

Partners' (deficiency) capital:
General partner	$ (613)
Limited partners	2,245	1,632

Total liabilities and partners' (deficiency) capital		$ 8,986

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues:
Interest income (Note 3)	$ 2	$ 2	$ 2	$ 2
Gain on legal settlement (Note 5)	102	--	102	80
Total revenues	104	2	104	82

Operating expenses:
Management fees - partners (Note 4)	134	138	269	276
General and administrative (Note 4)	46	34	76	70
Interest (Note 4)	81	20	117	35
Legal and accounting	34	31	53	53
Total operating expenses	295	223	515	434

Loss from partnership operations	(191)	(221)	(411)	(352)
Gain on sale of investment (Note 2)	10	--	10	5
Distributions from local partnerships
recognized as income (Note 2)	2	9	68	11
Return of advances made to local partnerships
recognized as income (Note 2)	--	--	75	--
Advances made to local partnerships
recognized as expense (Note 2)	(277)	(248)	(296)	(397)
Equity in (loss) income of local
partnerships and amortization of acquisition
costs (Note 2)	(13)	43	(130)	(113)

Net loss	$ (469)	$ (417)	$ (684)	$ (846)

Net loss allocated to general partner (1%)	$ (5)	$ (4)	$ (7)	$ (8)
Net loss allocated to limited partners (99%)	(464)	(413)	(677)	(838)
	$ (469)	$ (417)	$ (684)	$ (846)
Net loss per limited partnership interest
(Note 1)	$ (6.41)	$ (5.70)	$ (9.35)	$(11.57)

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except interest data)

	General	Limited
	Partner	Partners	Total

Partnership interests		72,404

Partners' (deficiency) capital,	$ (606)	$ 2,922	$ 2,316
December 31, 2005

Net loss for the six months
ended June 30, 2006	(7)	(677)	(684)

Partners' (deficiency) capital,
June 30, 2006	$ (613)	$ 2,245	$ 1,632

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2006	2005

Cash flows from operating activities:
Net loss	$ (684)	$ (846)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Advances made to local partnerships recognized as expense	296	397
Return of advances made to local partnerships
recognized as income	(75)	--
Equity in loss of local partnerships and amortization
of acquisition costs	130	113
Gain on sale of investment	(10)	(5)
Change in accounts:
Accounts payable and accrued expenses	(60)	(74)
Accrued fees due to partners	302	306
Accrued interest due to affiliates	117	21
Net cash provided by (used in) operating activities	16	(88)

Cash flows from investing activities:
Acquisition of mortgage note receivable	(4,320)	--
Distributions from local partnerships recognized as a
return of investment balance	13	36
Proceeds from sale of local partnership interests	10	5
Advances to local partnerships	(300)	(403)
Repayment of advances by local partnerships	79	7
Net cash used in investing activities	(4,518)	(355)

Cash flows provided by financing activities:
Advances from affiliates	4,601	497

Net increase in cash and cash equivalents	99	54
Cash and cash equivalents, beginning of period	26	134

Cash and cash equivalents, end of period	$ 125	$ 188

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2006 and the results of operations and changes in cash flows for the six months ended June 30, 2006 and 2005.

Certain reclassifications have been made to the 2005 information to conform to the 2006 presentation.

Organization

NTCI II is a limited partnership formed under the California Revised Local Partnership Act as of January 12, 1990. The Partnership was formed to invest primarily in other limited partnerships (“Local Partnerships”) which own and operate multifamily housing complexes that are eligible for low income housing federal income tax credits (the “Tax Credits). The general partner of the Partnership is National Partnership Investments Corp. (the “General Partner” or “NAPICO”), a California corporation. The Partnership shall continue in full force and effect until December 31, 2030 unless terminated earlier pursuant to the Partnership Agreement or law.

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

Impairment of Long-Lived Assets

The Partnership reviews long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment loss was recognized during the six months ended June 30, 2006 and 2005.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding during the period. The number of limited partner interests was 72,404 for both of the six months ended June 30, 2006 and 2005.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in 17 VIEs for which the Partnership was not the primary beneficiary.  During the year ended December 31, 2005, the Partnership identified three additional VIEs in which it held a variable interest and was not the primary beneficiary. During the six months ended June 30, 2006, one Local Partnership previously determined to be a VIE sold its investment property, consisting of 41 units. The remaining 19 VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership or management of nineteen apartment properties with a total of 2,086 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder and in one instance also as a second mortgage note holder (see “Note 3”).  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $8,861,000 at June 30, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 - Investments In and Advances to Local Partnerships

As of June 30, 2006 the Partnership holds limited partnership interests in 27 Local Partnerships, located in 17 states and Puerto Rico. At June 30, 2006, the Local Partnerships own residential projects consisting of 2,839 apartment units.  As a limited partner of the Local Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their properties (the "Apartment Complexes").  The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

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

As of June 30, 2006, the investment balance in 19 of the 27 Local Partnerships had been reduced to zero.

At times, advances are made to Local Partnerships in order to preserve the ability to receive applicable Tax Credits.  Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero are charged to expense.  During the six months ended June 30, 2006 and 2005 the Partnership advanced to several Local Partnerships approximately $300,000 and $403,000, respectively. Two Local Partnerships repaid advances, one of which was previously reserved, of approximately $79,000 during the six months ended June 30, 2006 and another Local Partnership repaid advances of approximately $7,000 during the six months ended June 30, 2005.

The following is a summary of the investments in and advances to Local Partnerships for the six months ended June 30, 2006 (in thousands):

Investment balance, beginning of period	$ 4,684
Equity in losses of local partnerships	(105)
Distributions recognized as a reduction
of investment balance	(13)
Advances to local partnerships	300
Repayment of advances by local partnerships	(79)
Advances made to local partnerships
recognized as expense	(296)
Return of advances made to local
partnerships recognized as income	75
Amortization of capitalized acquisition
costs and fees	(25)

Investment balance, end of period	$ 4,541

The following are unaudited condensed combined estimated statements of operations for the three and six months ended June 30, 2006 and 2005 for the Local Partnerships in which the Partnership has investments. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, the 2005 amounts have been restated to exclude Westbridge and Ashville Equity due to the Partnership’s sale of its investment in these Local Partnerships during the six months ended June 30, 2006 and Nickel River due to the Partnership’s sale of its interest during the six months ended June 30, 2006 (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(Restated)		(Restated)

Total revenues	$ 4,250	$ 3,814	$ 8,240	$ 7,809

Expenses
Interest	1,117	1,081	2,232	2,163
Depreciation and
amortization	1,057	1,036	2,114	2,071
Operating expenses	2,448	2,224	4,978	4,839
Total expenses	4,622	4,341	9,324	9,073

Loss from continuing operations	$ (372)	$ (527)	$(1,084)	$(1,264)

During the year ended December 31, 2002, an impairment loss of $790,000 was recognized with respect to the Partnership's investment in a Local Partnership, Michigan Beach.

The Local Partnership reached a settlement with the City of Chicago during 2002 to complete necessary repairs to the exterior façade of the building.  Since the Partnership has no remaining investment balance in Michigan Beach, and recovery of the advance is uncertain, the entire amount of the estimated cost was recognized as an impairment loss during the year ended December 31, 2002. During the year ended December 31, 2003, an additional impairment loss of approximately $368,000 was recognized with respect to the Partnership's investment in Michigan Beach due to revised estimates of the cost to complete the repairs required by the City of Chicago. During the year ended December 31, 2004, the estimate was further revised and an additional impairment loss of approximately $189,000 was recognized.  As of June 30, 2006, the Partnership had advanced Michigan Beach approximately $1,347,000 to complete these repairs and an additional approximately $890,000 for other operational items. These advances bear interest at prime plus 2% (10.25% at June 30, 2006) and interest income was approximately $112,000 and $60,000 for the six month periods ended June 30, 2006 and 2005, respectively.  The receivable for the interest income has been fully reserved due to uncertainty of recovery from Michigan Beach. The local general partner, an affiliate of the General Partner of the Partnership, has negotiated a purchase and sale contract for the sale of Michigan Beach to a third party in June 2006. The sale is anticipated to close during the fourth quarter of 2006.  Such sale will be subject to due diligence, and there can be no certainty regarding the timing of such sale or if a sale will even occur.

During the six months ended June 30, 2005, the local general partner exercised its option to buy the Partnership’s remaining interest in Sheboygen Regency House Limited Partnership for $5,000. The Partnership had no remaining investment balance in this Local Partnership and the proceeds were recorded as gain on sale of investment.

In December 2005, the local operating general partner of Jefferson Meadows Apartments entered into a purchase and sale contract with a third party to sell the investment property.  The contract was contingent on receipt of consent from the Partnership.  On April 14, 2006, the Partnership provided its consent to the sale, which is expected to close in the third quarter of 2006.  The Partnership expects to receive approximately $38,000 in proceeds.  The Partnership has no investment balance remaining at June 30, 2006 in Jefferson Meadows Apartments.

In December 2005, the local operating general partner of Virginia Park Meadows Apartments entered into a purchase and sale contract with a third party to sell the investment property.  The purchaser terminated the contract in June 2006. The Partnership has no investment balance remaining at June 30, 2006 in Virginia Park Meadows Apartments.

In June 2006, the local operating general partner of Oakview Apartments entered into a purchase and sale contract with a third party to sell the investment property. The purchaser terminated the contract in July 2006. The Partnership had an investment balance of approximately $1,412,000 at June 30, 2006 in Oakview Apartments

On September 19, 2005, a Local Partnership, Pen-Hill-Co Limited Partnership, granted an option to sell its property, Westbridge Apartments, on or after January 2, 2006 to an affiliate of the lender for the outstanding indebtedness. Westbridge Apartments was sold to a third party on March 29, 2006 and the transaction was recorded as a deed-in-lieu of foreclosure. The Partnership had no remaining investment balance in this Local Partnership at June 30, 2006.

On February 28, 2006, a Local Partnership, Ashville Equity, sold its investment property to a third party.  The Partnership received a partial repayment of approximately $75,000 of fully reserved advances due from Ashville Equity during the six months ended June 30, 2006. The Partnership had no investment balance in this Local Partnership at June 30, 2006.

On June 30, 2006, the local operating general partner of Nickel River elected to exercise its option to buy the Partnership’s remaining interest in the Partnership for $10,000. The Partnership had no remaining investment balance in this Local Partnership at June 30, 2006 and the proceeds were recorded as gain on sale of investment for the three and six months ended June 30, 2006.

An affiliate of the General Partner is currently the Local Operating General Partner in nine of the Partnership’s 27 Local Partnerships included above, and another affiliate receives property management fees of approximately 5 percent of gross revenues from two of the Local Partnerships (See “Note 3 – Related Party Transactions").

Note 3 – Mortgage Note Receivable

On May 30, 2006, the Partnership purchased the second mortgage for a Local Partnership, Michigan Beach, from the second mortgage holder, PAMI Midatlantic, LLC (“PAMI”) for a purchase price of $4,320,000. PAMI had filed an action for foreclosure and the appointment of a receivor for the alleged failure to make surplus cash payments and provide required financial reporting. As a result of the purchase, the Partnership was substituted in place of PAMI in the foreclosure action and then the Partnership dismissed the foreclosure action with prejudice on June 9, 2006.   The Partnership is the sole limited partner in Michigan Beach.  The Partnership borrowed $4,320,000 from an affiliate of NAPICO in order to purchase the second mortgage at Michigan Beach.

The second mortgage had a principal balance of approximately $3,596,000 at the time of purchase and accrues interest at a fixed rate of 6.11%.  Semiannual payments from 50% of surplus cash are required and the note matures in July of 2031.  There is an option to the noteholder to accelerate maturity of the second mortgage after October of 2008. There have been no payments made on the loan and Michigan Beach did not generate any surplus cash for the year ended December 31, 2005.  The accrued interest at the time the Partnership purchased the second mortgage was approximately $1,605,000.  On June 9, 2006, Michigan Beach entered into a purchase and sale contract with a third party to sell the property owned by Michigan Beach for a total sales price of $13,700,000.  The sale is expected to close in November 2006.  The Partnership currently expects to receive payment in full on the second mortgage from Michigan Beach sales proceeds and accordingly no reserve has been established for the mortgage note receivable at June 30, 2006.

Note 4 - Related Party Transactions

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner for the following fees:

(a)

An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) at the beginning of the year is payable to the General Partner. For the six months ended June 30, 2006 and 2005, partnership management fees in the amount of approximately $269,000 and $276,000, respectively, were recorded as an expense.  At June 30, 2006, approximately $915,000 of these fees remain unpaid and are included in due to affiliates on the accompanying balance sheet.

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

(c)

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $30,000 for both of the six month periods ended June 30, 2006 and 2005 and is included in general and administrative expenses. At June 30, 2006 approximately $83,000 of the reimbursements remain unpaid and are included in due to affiliates on the accompanying balance sheet.

NTC-II or another affiliate of the General Partner is the Local Operating General Partner in nine of the Partnership's 27 Local Partnerships. In addition, NTC-II is typically either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner managed two properties owned by Local Partnerships for both of the six months ended June 30, 2006 and 2005. The Local Partnerships pay the affiliate property management fees in the amount of five percent of their gross rental revenues and data processing fees. During the six months ended June 30, 2006 one of the properties managed by an affiliate of the General Partner was sold. The amounts paid were approximately $47,000 and $42,000 for the six months ended June 30, 2006 and 2005, respectively.

During the six months ended June 30, 2006 an affiliate of the General Partner advanced approximately $281,000 for advances to several Local Partnerships for operations and approximately $4,320,000 for the Partnership’s purchase of the second mortgage at Michigan Beach. During the six months ended June 30, 2005 an affiliate of the General Partner advanced approximately $497,000 to the Partnership for payment of the 2002, 2003, and 2004 New Jersey Partnership tax and advances to Michigan Beach. These advances bear interest at prime plus 2.0% (10.25% at June 30, 2006). Interest expense during the six months ended June 30, 2006 and 2005 was approximately $117,000 and $35,000, respectively. At June 30, 2006 approximately $6,265,000 of advances and accrued interest remain unpaid and are included in due to affiliates.

As of June 30, 2006, the fees and advances due the General Partner exceeded the Partnership’s cash. The General Partner has indicated that, during the forthcoming year, it will not demand payment of amounts due in excess of such cash, however, the Partnership still remains liable for all such amounts.

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

During the year ended December 31, 2002, the Partnership received approximately $108,000 from one of the parties involved in this legal action as part of a settlement agreement. Approximately $1,492,000 of its share of the refinancing proceeds of Quivira Limited Partnership were received during August 2002. The Partnership obtained judgments totaling approximately $4,800,000 against certain defendants in 2002. During the year ended December 31, 2003, the Partnership received approximately $1,682,000 from the parties involved in this legal action as part of a global settlement agreement with the local general partner. During the years ended December 31, 2005 and 2004, the Partnership received approximately $80,000 and $193,000, respectively, in additional settlement payments. During the six months ended June 30, 2006, the Partnership received approximately $102,000 in additional settlement payments.  As part of the settlement agreement, the Partnership expects to receive additional payments from the defendants over the next four years.

Note 6 - Contingencies

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

It is not expected that any of the Local Partnerships in which the Partnership invests will generate cash from operations sufficient to provide distributions to the Limited Partners in any material amount.  Such cash from operations, if any, would first be used to meet operating expenses of the Partnership.  The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the projects, the Local Partnerships and the Partnership.  These problems may result from a number of factors, many of which cannot be controlled by the General Partner.

An infrequent source of funds for the Partnership would be from proceeds received as a result of a sale of a Local Partnership’s investment property or from the sale of the Partnership’s interest in a Local Partnership.

On June 30, 2006, the local operating general partner of Nickel River elected to exercise its option to buy the Partnership’s remaining interest in the Partnership for $10,000. The Partnership had no remaining investment balance in this Local Partnership at June 30, 2006 and the proceeds were recorded as gain on sale of investment for the three and six months ended June 30, 2006.

During the six months ended June 30, 2005, the local general partner exercised its option to buy the Partnership’s remaining interest in Sheboygen Regency House Limited Partnership for $5,000. The Partnership had no remaining investment balance in this Local Partnership and the proceeds were recorded as gain on sale of investment.

As of June 30, 2006, the Partnership has cash and cash equivalents of approximately $125,000 on deposit with a financial institution, earning interest at market rates. Interest for both of the six months ended June 30, 2006 and 2005 was approximately $2,000. The amount of interest income varies with the market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise.  The Partnership intends to continue investing available funds in this manner.

During the six months ended June 30, 2006 an affiliate of the General Partner advanced approximately $281,000 for advances to several Local Partnerships for operations and approximately $4,320,000 for the Partnership’s purchase of the second mortgage at Michigan Beach. During the six months ended June 30, 2005 an affiliate of the General Partner advanced approximately $497,000 to the Partnership for payment of the 2002, 2003, and 2004 New Jersey Partnership tax and advances to Michigan Beach. These advances bear interest at prime plus 2.0% (10.25% at June 30, 2006). Interest expense during the six months ended June 30, 2006 and 2005 was approximately $117,000 and $35,000, respectively. At June 30, 2006 approximately $6,265,000 of advances and accrued interest remain unpaid and are included in due to affiliates.

As of June 30, 2006, the fees and advances due the General Partner exceeded the Partnership’s cash. The General Partner has indicated that, during the forthcoming year, it will not demand payment of amounts due in excess of such cash, however, the Partnership still remains liable for all such amounts.

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

Results of Operations

The Partnership was formed to provide various benefits to its limited partners. It is not expected that any of the Local Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the limited partners in any material amount. The Partnership accounts for its investments in the Local Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Partnerships. The investments in 19 of the 27 Local Partnerships have been reduced to zero as of June 30, 2006.

Because of (i) the nature of the projects, (ii) the difficulty of predicting the resale market for low-income housing in the future, and (iii) the inability of the Partnership to directly cause the sale of projects by local general partners, but generally only to require such local general partners to use their respective best efforts to find a purchaser for the projects, it is not possible at this time to predict whether the liquidation of substantially all of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the partnership agreement will be able to be accomplished promptly at the end of the 15-year tax credit compliance period.  If a Local Partnership is unable to sell a project, it is anticipated that the local general partner will either continue to operate such projects or take such other actions as the local general partner believes to be in the best interest of the Local Partnership.  In addition, circumstances beyond the control of the General Partner may occur during the compliance period which would require the Partnership to approve the disposition of a project prior to the end of the compliance period.

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

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  During the six months ended June 30, 2006 and 2005, the Partnership recognized equity in loss and amortization of acquisition costs of approximately $130,000 and $113,000, respectively, from Local Partnerships.  The increase in equity in losses was primarily due to increased losses at the Local Partnerships.  During the six months ended June 30, 2006 and 2005, the Partnership received approximately $68,000 and $11,000, respectively, in distributions from Local Partnerships that were recognized as income in the statements of operations, included in “Item 1. Financial Statements,” since the Partnership’s investment in those Local Partnerships had been reduced to zero.

At times, advances are made to Local Partnerships in order to preserve the ability to receive applicable Tax Credits.  Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero are charged to expense.  During the six months ended June 30, 2006 and 2005 the Partnership advanced to several Local Partnerships approximately $300,000 and $403,000, respectively. Two Local Partnerships repaid advances, one of which was previously reserved, of approximately $79,000 during the six months ended June 30, 2006 and one Local Partnership repaid advances of approximately $7,000 during the six months ended June 30, 2005.

A recurring Partnership expense is the annual partnership management fee.  The fee, as defined in the Partnership Agreement, is payable to the General Partner and is calculated at 0.5% of the Partnership’s invested assets as of the beginning of the year.  The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of Partnership affairs. During the six months ended June 30, 2006 and 2005, management fees were approximately $269,000 and $276,000, respectively.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership, general and administrative expenses and interest expense. Legal and accounting fees were approximately $53,000 for both the six month periods ended June 30, 2006 and 2005. General and administrative expenses were approximately $76,000 and $70,000 for the six months ended June 30, 2006 and 2005, respectively. Interest expense was approximately $117,000 and $35,000 for the six months ended June 30, 2006 and 2005, respectively. The increase in interest expense is primarily due to an increase in advances from an affiliate of the General Partner and an increase in the interest rate charged on such advances.

During the six months ended June 30, 2005, the local general partner exercised its option to buy the Partnership’s remaining interest in Sheboygen Regency House Limited Partnership for $5,000. The Partnership had no remaining investment balance in this Local Partnership and the proceeds were recorded as gain on sale of investment.

On June 30, 2006, the local operating general partner of Nickel River elected to exercise its option to buy the Partnership’s remaining interest in the Partnership for $10,000. The Partnership had no remaining investment balance in this Local Partnership at June 30, 2006 and the proceeds were recorded as gain on sale of investment for the three and six months ended June 30, 2006.

Other

AIMCO and its affiliates owned 397.0 limited partnership interests (the "Units") in the Partnership representing 0.55% of the outstanding Units at June 30, 2006. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO its sole stockholder.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in 17 VIEs for which the Partnership was not the primary beneficiary.  During the year ended December 31, 2005, the Partnership identified three additional VIEs in which it held a variable interest and was not the primary beneficiary. During the six months ended June 30, 2006, one Local Partnership previously determined to be a VIE sold its investment property, consisting of 41 units. The remaining 19 VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership or management of nineteen apartment properties with a total of 2,086 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder and in one instance as a second mortgage note holder (see “Item 1 – Financial Statements”).  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $8,861,000 at June 30, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships. Accordingly, the Partnership accounts for its investments in the Local Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage of 5% to 99%. Distributions of surplus cash from operations from eleven of the Local Partnerships are restricted by the Local Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a percentage, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Partnership. For the other sixteen Local Partnerships distributions of surplus cash are not restricted. The Partnerships are allocated profits and losses and receive distributions from refinancings and sales in accordance with the Local Partnerships’ partnership agreements. These agreements usually limit the Partnerships' distributions to an amount substantially less than its ownership percentage in the Local Partnership.

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

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

By: National Partnership Investments Corp.
General Partner

Date: August 18, 2006	By: /s/David R. Robertson
David R. Robertson
President and Chief Executive Officer

Date: August 18, 2006	By: /s/Kathleen Danilchick
Kathleen Danilchick
Senior Vice President and
Chief Financial Officer

NATIONAL TAX CREDIT INVESTORS II

EXHIBIT INDEX

Exhibit

Description of Exhibit

3

Partnership Agreement (herein incorporated by reference to the Partnership's Form S-11 Registration No. 33-27658)

10

Loan Sale Agreement between Pami Midatlantic LLC, a Delaware limited liability company and National Tax Credit Investors II, a California limited partnership dated May 30, 2006, incorporated by reference to Form 8-k dated May 30, 2006, incorporated by reference to Form 8-K dated May 20, 2006 and filed June 5, 2006.

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

Date:  August 18, 2006

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

Date:  August 18, 2006

/s/Kathleen Danilchick

Kathleen Danilchick

Senior Vice President and Chief Financial Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of National Tax Credit Investors II (the "Partnership"), for the quarterly period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Kathleen Danilchick, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: August 18, 2006

/s/Kathleen Danilchick
Name: Kathleen Danilchick
Date: August 18, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.