Form 10QSB
period 2006-09-30
NATIONAL TAX CREDIT INVESTORS II
filed 2006-11-09
CIK 859921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2006

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

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

NATIONAL TAX CREDIT INVESTORS II

BALANCE SHEET

SEPTEMBER 30, 2006

(in thousands)

(Unaudited)

ASSETS

Investments in local partnerships (Note 2)		$ 4,428
Cash and cash equivalents		151
Mortgage note receivable (Note 3)		4,320
Total assets		$ 8,899

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses		$ 117
Due to affiliates (Note 4)		7,578

Contingencies (Note 6)

Partners' (deficiency) capital:
General partner	$ (617)
Limited partners	1,821	1,204

Total liabilities and partners' (deficiency) capital		$ 8,899

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Interest income	$ 1	$ 1	$ 3	$ 3
Gain on legal settlement (Note 5)	--	--	102	80
Total revenues	1	1	105	83

Operating expenses:
Management fees - partners (Note 4)	135	138	404	414
General and administrative (Note 4)	35	40	111	110
Interest (Note 4)	163	24	280	64
Legal and accounting	22	29	75	77
Total operating expenses	355	231	870	665

Loss from partnership operations	(354)	(230)	(765)	(582)

Gain on sale of investment (Note 2)	--	--	10	5
Distributions from local partnerships
recognized as income (Note 2)	22	--	91	11
Return of advances made to local partnerships
recognized as income (Note 2)	--	--	75	--
Advances made to local partnerships recognized
as expense (Note 2)	(11)	(49)	(308)	(446)
Equity in loss of local partnerships
and amortization of acquisition costs
(Note 2)	(85)	(131)	(215)	(244)

Net loss	$ (428)	$ (410)	$(1,112)	$(1,256)

Net loss allocated to general partner (1%)	$ (4)	$ (4)	$ (11)	$ (13)
Net loss allocated to limited partners (99%)	(424)	(406)	(1,101)	(1,243)

	$ (428)	$ (410)	$(1,112)	$(1,256)
Net loss per limited partnership interest
(Note 1)	$ (5.86)	$ (5.61)	$(15.21)	$(17.17)

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(in thousands, except interest data)

(Unaudited)

	General	Limited
	Partner	Partners	Total

Partnership interests		72,404

Partners' (deficiency) capital,
December 31, 2005	$ (606)	$ 2,922	$ 2,316

Net loss for the nine months
ended September 30, 2006	(11)	(1,101)	(1,112)

Partners' (deficiency) capital,
September 30, 2006	$ (617)	$ 1,821	$ 1,204

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,112)	$(1,256)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Advances made to local partnerships recognized as expense	308	446
Return of advances made to local partnerships
recognized as income	(75)	--
Equity in loss of local partnerships and amortization
of acquisition costs	215	244
Gain on sale of investment	(10)	(5)
Change in accounts:
Accounts payable and accrued expenses	(34)	(173)
Accrued fees due to partners	454	447
Accrued interest due to affiliates	280	64
Net cash provided by (used in) operating activities	26	(233)

Cash flows from investing activities:
Acquisition of mortgage note receivable	(4,320)	--
Distributions from local partnerships recognized as a
return of investment balance	41	38
Proceeds from sale of local partnership interests	10	5
Advances to local partnerships	(312)	(453)
Repayment of advances by local partnerships	79	7
Net cash used in investing activities	(4,502)	(403)

Cash flows provided by financing activities:
Advances from affiliate	4,601	547

Net increase (decrease) in cash and cash equivalents	125	(89)
Cash and cash equivalents, beginning of period	26	134

Cash and cash equivalents, end of period	$ 151	$ 45

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2006 and the results of operations and changes in cash flows for the nine months ended September 30, 2006 and 2005.

Certain reclassifications have been made to the 2005 information to conform to the 2006 presentation.

Organization

NTCI II is a limited partnership formed under the California Revised Local Partnership Act as of January 12, 1990. The Partnership was formed to invest primarily in other limited partnerships (“Local Partnerships”) which own and operate multifamily housing complexes that are eligible for low income housing federal income tax credits (the “Tax Credits”). The general partner of the Partnership is National Partnership Investments Corp. (the “General Partner” or “NAPICO”), a California corporation. The Partnership shall continue in full force and effect until December 31, 2030 unless terminated earlier pursuant to the Partnership Agreement or law.

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

Impairment of Long-Lived Assets

The Partnership reviews long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment loss was recognized during the nine months ended September 30, 2006 and 2005.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding during the period. The number of limited partner interests was 72,404 for each of the nine months ended September 30, 2006 and 2005.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in 17 VIEs for which the Partnership was not the primary beneficiary.  During the year ended December 31, 2005, the Partnership identified three additional VIEs in which it held a variable interest and was not the primary beneficiary. During the nine months ended September 30, 2006, one Local Partnership previously determined to be a VIE sold its investment property, consisting of 41 units. The remaining 19 VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership or management of nineteen apartment properties with a total of 2,086 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder and in one instance also as a second mortgage note holder (see “Note 3”).  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $8,748,000 at September 30, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 - Investments In and Advances to Local Partnerships

As of September 30, 2006 the Partnership holds limited partnership interests in 27 Local Partnerships, located in 17 states and Puerto Rico. At September 30, 2006, the Local Partnerships own residential projects consisting of 2,839 apartment units.  As a limited partner of the Local Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their properties (the "Apartment Complexes").  The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

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

As of September 30, 2006, the investment balance in 19 of the 27 Local Partnerships had been reduced to zero.

At times, advances are made to Local Partnerships in order to preserve the ability to receive applicable Tax Credits.  Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero are charged to expense.  During the nine months ended September 30, 2006 and 2005 the Partnership advanced to several Local Partnerships approximately $312,000 and $453,000, respectively. Two Local Partnerships repaid advances, one of which was previously reserved, of approximately $79,000 during the nine months ended September 30, 2006 and another Local Partnership repaid advances of approximately $7,000 during the nine months ended September 30, 2005.

The following is a summary of the investments in and advances to Local Partnerships for the nine months ended September 30, 2006 (in thousands):

Investment balance, beginning of period	$ 4,684
Equity in loss of local partnerships	(178)
Distributions recognized as a reduction
of investment balance	(41)
Advances to local partnerships	312
Repayment of advances by local partnerships	(79)
Advances made to local partnerships
recognized as expense	(308)
Return of advances made to local
partnerships recognized as income	75
Amortization of capitalized acquisition
costs and fees	(37)

Investment balance, end of period	$ 4,428

The following are unaudited condensed combined estimated statements of operations for the three and nine months ended September 30, 2006 and 2005 for the Local Partnerships in which the Partnership has investments. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, the 2005 amounts have been restated to exclude Westbridge and Ashville Equity due to the Local Partnership’s sale of its investment property in these Local Partnerships during the nine months ended September 30, 2006 and Nickel River due to the Partnership’s sale of its interest in the Local Partnership during the nine months ended September 30, 2006 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)

Total revenues	$ 4,107	$ 3,839	$12,347	$11,648

Expenses
Interest	1,117	1,080	3,349	3,243
Depreciation and
amortization	1,057	1,036	3,171	3,107
Operating expenses	2,404	2,403	7,382	7,242
Total expenses	4,578	4,519	13,902	31,592

Loss from continuing operations	$ (471)	$ (680)	$(1,555)	$(1,944)

During the year ended December 31, 2002, an impairment loss of $790,000 was recognized with respect to the Partnership's investment in a Local Partnership, Michigan Beach.

The Local Partnership reached a settlement with the City of Chicago during 2002 to complete necessary repairs to the exterior façade of the building.  Since the Partnership has no remaining investment balance in Michigan Beach, and recovery of the advance is uncertain, the entire amount of the estimated cost was recognized as an impairment loss during the year ended December 31, 2002. During the year ended December 31, 2003, an additional impairment loss of approximately $368,000 was recognized with respect to the Partnership's investment in Michigan Beach due to revised estimates of the cost to complete the repairs required by the City of Chicago. During the year ended December 31, 2004, the estimate was further revised and an additional impairment loss of approximately $189,000 was recognized.  As of September 30, 2006, the Partnership had advanced Michigan Beach approximately $1,347,000 to complete these repairs and an additional approximately $1,231,000 for other operational items. These advances bear interest at prime plus 2% (10.25% at September 30, 2006) and interest income was approximately $169,000 and $90,000 for the nine month periods ended September 30, 2006 and 2005, respectively.  The receivable for the interest income has been fully reserved due to uncertainty of recovery from Michigan Beach. In June of 2006 the local general partner, an affiliate of the General Partner, negotiated a purchase and sale contract for the sale of Michigan Beach to a third party for a total sales price of $13,700,000. In September of 2006, the third party terminated the purchase and sale contract.  The local general partner is currently in discussions with the third party to reinstate the purchase and sale contract, however both reinstatement of the contract and the timing of reinstatement is uncertain.

During the nine months ended September 30, 2005, the local general partner exercised its option to buy the Partnership’s remaining interest in Sheboygen Regency House Limited Partnership for $5,000. The Partnership had no remaining investment balance in this Local Partnership and the proceeds were recorded as gain on sale of investment.

In December 2005, the local operating general partner of Jefferson Meadows Apartments entered into a purchase and sale contract with a third party to sell the investment property.  The contract was contingent on receipt of consent from the Partnership.  On April 14, 2006, the Partnership provided its consent to the sale, which is expected to close in the fourth quarter of 2006.  The Partnership expects to receive approximately $38,000 in proceeds.  The Partnership has no investment balance remaining at September 30, 2006 in Jefferson Meadows Apartments.

In December 2005, the local operating general partner of Virginia Park Meadows Apartments entered into a purchase and sale contract with a third party to sell the investment property.  The purchaser terminated the contract in June 2006. The Partnership has no investment balance remaining at September 30, 2006 in Virginia Park Meadows Apartments.

Subsequent to September 30, 2006, the local operating general partner of Oak View Apartments entered into a purchase and sale contract with a third party to sell the investment property.  After payment of closing costs, repayment of the mortgage encumbering Oak View’s investment property and payment of other liabilities associated with Oak View’s investment property, it is anticipated that distributable proceeds to the Partnership will be in excess of the Partnership’s investment balance in Oak View of approximately $1,412,000 at September 30, 2006.

On September 19, 2005, a Local Partnership, Pen-Hill-Co Limited Partnership, granted an option to sell its property, Westbridge Apartments, on or after January 2, 2006 to an affiliate of the lender for the outstanding indebtedness. Westbridge Apartments was sold to a third party on March 29, 2006 and the transaction was recorded as a deed-in-lieu of foreclosure. The Partnership had no remaining investment balance in this Local Partnership at September 30, 2006.

On February 28, 2006, a Local Partnership, Ashville Equity, sold its investment property to a third party.  The Partnership received a partial repayment of approximately $75,000 of fully reserved advances due from Ashville Equity during the nine months ended September 30, 2006. The Partnership had no investment balance in this Local Partnership at September 30, 2006.

On June 30, 2006, the local operating general partner of Nickel River elected to exercise its option to buy the Partnership’s remaining interest in the Partnership for $10,000. The Partnership had no remaining investment balance in this Local Partnership at June 30, 2006 and the proceeds were recorded as gain on sale of investment for the nine months ended September 30, 2006.

Subsequent to September 30, 2006, the Partnership sold its interest in Great Basin Associates to the local operating general partner for $5,000.  The Partnership had no remaining investment balance in this Local Partnership and the proceeds will be recorded as gain on sale of investment in the fourth quarter of 2006.

Subsequent to September 30, 2006, a Local Partnership, Huntsville Properties Limited Partnership refinanced the existing mortgage note encumbering the investment property with a new mortgage note in the amount of $4,400,000. The Partnership received a distribution of $44,000 from the refinance proceeds.  The Partnership had no investment balance remaining in Huntsville at September 30, 2006.

An affiliate of the General Partner is currently the Local Operating General Partner in five of the Partnership’s 27 Local Partnerships included above, and another affiliate currently receives property management fees of approximately 5 percent of gross revenues from one Local Partnership (See “Note 4 – Related Party Transactions").

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

The second mortgage had a principal balance of approximately $3,596,000 at the time of purchase and accrues interest at a fixed rate of 6.11%.  Semiannual payments from 50% of surplus cash are required and the note matures in July of 2031.  There is an option to the noteholder to accelerate maturity of the second mortgage after October of 2008. There have been no payments made on the loan and Michigan Beach did not generate any surplus cash for the year ended December 31, 2005.  The accrued interest at the time the Partnership purchased the second mortgage was approximately $1,605,000.  The accrued interest balance at September 30, 2006 was approximately $1,660,000. In June of 2006 the local general partner, an affiliate of the General Partner, negotiated a purchase and sale contract for the sale of Michigan Beach to a third party for a total sales price of $13,700,000.  In September of 2006, the third party terminated the purchase and sale contract.  The local general partner is currently in discussions with the third party to reinstate the purchase and sale contract, however both reinstatement of the contract and the timing of reinstatement is uncertain.  The Partnership currently expects to receive payment in full on the second mortgage from Michigan Beach upon sale of the property and accordingly no reserve has been established for the mortgage note receivable at September 30, 2006.

Note 4 - Related Party Transactions

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner for the following fees:

(a)

An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) at the beginning of the year is payable to the General Partner. For the nine months ended September 30, 2006 and 2005, partnership management fees in the amount of approximately $404,000 and $414,000, respectively, were recorded as an expense.  At September 30, 2006, approximately $1,050,000 of these fees remain unpaid and are included in due to affiliates on the accompanying balance sheet.

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

(c)

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $45,000 for both of the nine month periods ended September 30, 2006 and 2005 and is included in general and administrative expenses. At September 30, 2006 approximately $100,000 of the reimbursements remain unpaid and are included in due to affiliates on the accompanying balance sheet.

NTC-II or another affiliate of the General Partner is the Local Operating General Partner in five of the Partnership's 27 Local Partnerships. In addition, NTC-II is typically either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner managed two properties owned by Local Partnerships during each of the nine months ended September 30, 2006 and 2005. The Local Partnerships pay the affiliate property management fees in the amount of five percent of their gross rental revenues and data processing fees. During the nine months ended September 30, 2006 one of the properties managed by an affiliate of the General Partner was sold. The amounts paid were approximately $71,000 and $63,000 for the nine months ended September 30, 2006 and 2005, respectively.

During the nine months ended September 30, 2006 an affiliate of the General Partner advanced approximately $281,000 for advances to several Local Partnerships for operations and approximately $4,320,000 for the Partnership’s purchase of the second mortgage at Michigan Beach. During the nine months ended September 30, 2005 an affiliate of the General Partner advanced approximately $547,000 to the Partnership for payment of the 2002, 2003, and 2004 New Jersey Partnership tax and advances to Michigan Beach and Quivira Place. These advances bear interest at prime plus 2.0% (10.25% at September 30, 2006). Interest expense during the nine months ended September 30, 2006 and 2005 was approximately $280,000 and $64,000, respectively. At September 30, 2006 approximately $6,428,000 of advances and accrued interest remain unpaid and are included in due to affiliates on the accompanying balance sheet.

As of September 30, 2006, the fees and advances due the General Partner exceeded the Partnership’s cash. The General Partner has indicated that, during the forthcoming year, it will not demand payment of amounts due in excess of such cash, however, the Partnership still remains liable for all such amounts.

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

During the year ended December 31, 2002, the Partnership received approximately $108,000 from one of the parties involved in this legal action as part of a settlement agreement. Approximately $1,492,000 of its share of the refinancing proceeds of Quivira Limited Partnership were received during August 2002. The Partnership obtained judgments totaling approximately $4,800,000 against certain defendants in 2002. During the year ended December 31, 2003, the Partnership received approximately $1,682,000 from the parties involved in this legal action as part of a global settlement agreement with the local general partner. During the years ended December 31, 2005 and 2004, the Partnership received approximately $80,000 and $193,000, respectively, in additional settlement payments. During the nine months ended September 30, 2006, the Partnership received approximately $102,000 in additional settlement payments.  As part of the settlement agreement, the Partnership expects to receive additional payments from the defendants over the next four years.

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

On June 30, 2006, the local operating general partner of Nickel River elected to exercise its option to buy the Partnership’s remaining interest in the Partnership for $10,000. The Partnership had no remaining investment balance in this Local Partnership at September 30, 2006 and the proceeds were recorded as gain on sale of investment for the nine months ended September 30, 2006.

During the nine months ended September 30, 2005, the local general partner exercised its option to buy the Partnership’s remaining interest in Sheboygen Regency House Limited Partnership for $5,000. The Partnership had no remaining investment balance in this Local Partnership and the proceeds were recorded as gain on sale of investment.

As of September 30, 2006, the Partnership has cash and cash equivalents of approximately $151,000 on deposit with a financial institution, earning interest at market rates. Interest for both of the nine months ended September 30, 2006 and 2005 was approximately $3,000. The amount of interest income varies with the market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise.  The Partnership intends to continue investing available funds in this manner.

During the nine months ended September 30, 2006 an affiliate of the General Partner advanced approximately $281,000 for advances to several Local Partnerships for operations and approximately $4,320,000 for the Partnership’s purchase of the second mortgage at Michigan Beach. During the nine months ended September 30, 2005 an affiliate of the General Partner advanced approximately $547,000 to the Partnership for payment of the 2002, 2003, and 2004 New Jersey Partnership tax and advances to Michigan Beach and Quivira Place. These advances bear interest at prime plus 2.0% (10.25% at September 30, 2006). Interest expense during the nine months ended September 30, 2006 and 2005 was approximately $280,000 and $64,000, respectively. At September 30, 2006 approximately $6,428,000 of advances and accrued interest remain unpaid and are included in due to affiliates on the balance sheet in “Item 1. Financial Statements.”

As of September 30, 2006, the fees and advances due the General Partner exceeded the Partnership’s cash. The General Partner has indicated that, during the forthcoming year, it will not demand payment of amounts due in excess of such cash, however, the Partnership still remains liable for all such amounts.

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

Results of Operations

The Partnership was formed to provide various benefits to its limited partners. It is not expected that any of the Local Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the limited partners in any material amount. The Partnership accounts for its investments in the Local Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Partnerships. The investments in 19 of the 27 Local Partnerships have been reduced to zero as of September 30, 2006.

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

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  During the nine months ended September 30, 2006 and 2005, the Partnership recognized equity in loss and amortization of acquisition costs of approximately $215,000 and $244,000, respectively, from Local Partnerships.  The decrease in equity in losses was primarily due to increased income at the Local Partnerships.  During the nine months ended September 30, 2006 and 2005, the Partnership received approximately $91,000 and $11,000, respectively, in distributions from Local Partnerships that were recognized as income in the statements of operations, included in “Item 1. Financial Statements,” since the Partnership’s investment in those Local Partnerships had been reduced to zero.

At times, advances are made to Local Partnerships in order to preserve the ability to receive applicable Tax Credits.  Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero are charged to expense.  During the nine months ended September 30, 2006 and 2005 the Partnership advanced to several Local Partnerships approximately $312,000 and $453,000, respectively. Two Local Partnerships repaid advances, one of which was previously reserved, of approximately $79,000 during the nine months ended September 30, 2006 and one Local Partnership repaid advances of approximately $7,000 during the nine months ended September 30, 2005.

A recurring Partnership expense is the annual partnership management fee.  The fee, as defined in the Partnership Agreement, is payable to the General Partner and is calculated at 0.5% of the Partnership’s invested assets as of the beginning of the year.  The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of Partnership affairs. During the nine months ended September 30, 2006 and 2005, management fees were approximately $404,000 and $414,000, respectively.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership, general and administrative expenses and interest expense. Legal and accounting fees were approximately $75,000 and $77,000 for the nine month periods ended September 30, 2006 and 2005, respectively. General and administrative expenses were approximately $111,000 and $110,000 for the nine months ended September 30, 2006 and 2005, respectively. Interest expense was approximately $280,000 and $64,000 for the nine months ended September 30, 2006 and 2005, respectively. The increase in interest expense is primarily due to an increase in advances from an affiliate of the General Partner and an increase in the interest rate charged on such advances.

During the nine months ended September 30, 2005, the local general partner exercised its option to buy the Partnership’s remaining interest in Sheboygen Regency House Limited Partnership for $5,000. The Partnership had no remaining investment balance in this Local Partnership and the proceeds were recorded as gain on sale of investment.

On June 30, 2006, the local operating general partner of Nickel River elected to exercise its option to buy the Partnership’s remaining interest in the Partnership for $10,000. The Partnership had no remaining investment balance in this Local Partnership at September 30, 2006 and the proceeds were recorded as gain on sale of investment for the nine months ended September 30, 2006.

Subsequent to September 30, 2006, the local operating general partner of Oak View Apartments entered into a purchase and sale contract with a third party to sell the investment property.  After payment of closing costs, repayment of the mortgage encumbering Oak View’s investment property and payment of other liabilities associated with Oak View’s investment property, it is anticipated that distributable proceeds to the Partnership will be in excess of the Partnership’s investment balance in Oak View of approximately $1,412,000 at September 30, 2006.

Subsequent to September 30, 2006, the Partnership sold its interest in Great Basin Associates to the local operating general partner for $5,000.  The Partnership had no remaining investment balance in this Local Partnership and the proceeds will be recorded as gain on sale of investment in the fourth quarter of 2006.

Other

AIMCO and its affiliates owned 397.0 limited partnership interests (the "Units") in the Partnership representing 0.55% of the outstanding Units at September 30, 2006. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in 17 VIEs for which the Partnership was not the primary beneficiary.  During the year ended December 31, 2005, the Partnership identified three additional VIEs in which it held a variable interest and was not the primary beneficiary. During the nine months ended September 30, 2006, one Local Partnership previously determined to be a VIE sold its investment property, consisting of 41 units. The remaining 19 VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership or management of 19 apartment properties with a total of 2,086 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder and in one instance as a second mortgage note holder (see “Item 1 – Financial Statements”).  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $8,748,000 at September 30, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

By: National Partnership Investments Corp.
General Partner

Date: November 9, 2006	By: /s/David R. Robertson
David R. Robertson
President and Chief Executive Officer

Date: November 9, 2006	By: /s/Kathleen Danilchick
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

Date:  November 9, 2006

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

Date:  November 9, 2006

/s/Kathleen Danilchick

Kathleen Danilchick

Senior Vice President and Chief Financial Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of National Tax Credit Investors II (the "Partnership"), for the quarterly period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Kathleen Danilchick, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: November 9, 2006

/s/Kathleen Danilchick
Name: Kathleen Danilchick
Date: November 9, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.