Form 10KSB
period 2006-12-31
NATIONAL TAX CREDIT INVESTORS II
filed 2007-04-16
CIK 859921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(864) 239-1000

Issuer’s telephone number

Securities registered under Section 12(b) of the Exchange Act:

NONE

Securities registered under Section 12(g) of the Exchange Act:

Limited Partnership Units

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Partnership’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No[X]

State issuer’s revenues for its most recent fiscal year. $109,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2006.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

On April 23, 1990, the Partnership offered 100,000 Units of Limited Partnership Interests (“Units”) at $1,000 per Unit through a public offering managed by Paine Webber Incorporated.  The term of the offering expired on April 22, 1992, at which date a total of 72,404 Units had been sold amounting to $72,404,000 in capital contributions.  Offering expenses of approximately $9,413,000 were incurred in connection with the sale of such limited partner interests.  Since its initial offering, the Partnership has not received, nor are limited partners required to make additional capital contributions.

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

Prior to 2005, the Partnership lost its interest in six Local Partnerships either through the sale of its interest, the sale of the property held by the Local Partnership or through foreclosure.  During 2005, the Partnership sold its interest in one Local Partnership.  During 2006 the Partnership lost its interest in three Local Partnerships due to the sale of the respective investment property and two Local Partnerships due to the sale of the Partnership’s interests. As of December 31, 2006, the Partnership holds limited partner interests in 25 Local Partnerships located in 14 states and Puerto Rico. Each of these Local Partnerships owns a project that is eligible for the Housing Tax Credit. Several of the Local Partnerships also benefit from government programs promoting low or moderate income housing. Subsequent to December 31, 2006, the Partnership lost its interest in one Local Partnership due to the sale of the investment property.

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

The projects owned by the Local Partnerships in which NTCI-II has invested were developed by the local operating general partners (the “Local Operating General Partners”) who acquired the sites and applied for applicable mortgages and subsidies, if any. NTCI-II became the principal limited partner in these Local Partnerships pursuant to arm's-length negotiations with the Local Operating General Partners.  As a limited partner, NTCI-II's liability for obligations of the Local Partnership is limited to its investment. The Local Operating General Partner of the Local Partnership retains responsibility for developing, constructing, maintaining, operating and managing the Project.  Under certain circumstances, an affiliate of NAPICO or NTCI-II may act as the Local Operating General Partner.  An affiliate, National Tax Credit Inc. II ("NTC-II") is acting either as a special limited partner or non-managing administrative general partner (the “Administrative General Partner”) of each Local Partnership in which the Partnership has an investment.

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

During 2006, the projects in which NTCI-II had invested were substantially rented. The following is a schedule of the status as of December 31, 2006, of the projects owned by Local Partnerships in which NTCI-II is a limited partner.

SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS

IN WHICH NTCI-II HAS AN INVESTMENT

DECEMBER 31, 2006

			Units
		Financed,	Authorized	Occupancy
		Insured	for Rental	Percentage
		and	Assistance	for the Years Ended
	No. of	Subsidized	Under	December 31,
Name and Location	Units	Under	Section 8	2006	2005

Columbus Junction Park
Columbus Junction, IA	24	(A)	24	69%	83%
Countryside
Howell Township, NJ	180	--	--	98%	98%
Edgewood Apartments
Rogers, AR	108	--	--	98%	100%
Fourth Street
Los Angeles, CA	44	--	--	95%	97%
Germantown Apartments
Conway, AR	132	--	--	99%	100%
Grimes Park Apartments
Grimes, IA	16	(A)	7	91%	97%
Jamestown Terrace
Jamestown, CA	56	(A)	43	96%	96%
Jefferson Meadows (C)
Apartments
Detroit, MI	83	--	--	94%	95%
Kentucky River Apartments
Winchester, KY	42	--	--	96%	88%
Lincoln Grove Apartments
Greensboro, NC	116	--	--	90%	93%
Meadowlakes Apartments
Searcy, AR	108	--	--	99%	96%
Michigan Beach Apartments
Chicago, IL	239	--	--	89%	74%

SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS

IN WHICH NTCI-II HAS AN INVESTMENT (continued)

DECEMBER 31, 2006

			Units
		Financed,	Authorized	Occupancy
		Insured	for Rental	Percentage
		and	Assistance	for the Years Ended
	No. of	Subsidized	Under	December 31
Name and Location	Units	Under	Section 8	2006	2005

Norwalk Park Apartments
Norwalk, IA	16	(A)	4	97%	98%
Palm Springs View
Palm Springs, CA	120	--	--	95%	98%
Pam Apartments
Pampa, TX	96	(B)	96	95%	98%
Parkwood Landing
Huntsville, AL	204	--	--	73%	86%
Pensacola Affordable
Pensacola, FL	56	--	--	90%	88%
Pineview Terrace
Katy, TX	120	--	--	80%	75%
Quivira
Lenexa, KS	289	--	--	73%	79%
Rancho Del Mar
Tucson, AZ	312	--	--	84%	82%
Salem Park Apartments
Conway, AR	144	--	--	100%	100%
Sitka III
Sitka, AK	16	(A)	16	95%	74%
Soldotna (Northwood
Senior) Apartments
Soldotna, AK	23	(A)	23	98%	100%
Torres de Plata II
Toa Alto, PR	78	(A)	78	75%	100%
Virginia Park Meadows
Detroit, MI	83	--	--	94%	93%

	2,705		291

(A)

The mortgage is insured by the Federal Housing Administration under the provisions of Section 515 of the National Housing Act.

(B)

Section 8 of Title II of the Housing and Community Development Act of 1974.

(C)

Subsequent to December 31, 2006, the Local Partnership sold its investment property to a third party.

The following table details the Partnership’s ownership percentages of the Local Partnerships and the cost of acquisition of such ownership.  All interests are limited partner interests.  Also included is the total mortgage and other encumbrances on each property for each of the Local Partnerships as of December 31, 2006.

	NTCI-II	Original Cost
	Percentage	of Ownership	Mortgage
Name and Location	Interest	Interest	Notes	Notes Payable
		(in thousands)	(in thousands)	(in thousands)
Columbus Junction Park
Columbus Junction, IA	99.00%	$ 218	$ 637	$ --
Countryside
Howell Township, NJ	99.00%	95	3,927	143
Edgewood Apartments
Rogers, AR	99.00%	288	1,426	--
Fourth Street
Los Angeles, CA	99.00%	1,575	855	--
Germantown Apartments
Conway, AR	99.00%	740	2,046	--
Grimes Park Apartments
Grimes, IA	99.00%	1,858	449	--
Jamestown Terrace
Jamestown, CA	99.00%	183	2,809	--
Jefferson Meadows Apartments
Detroit, MI (A)	98.90%	68	3,312	383
Kentucky River Apartments
Winchester, KY	99.00%	1,200	818	--
Lincoln Grove Apartments
Greensboro, NC	99.00%	840	2,393	--
Meadowlakes Apartments
Searcy, AR	99.00%	370	981	--
Michigan Beach Apartments
Chicago, IL	98.90%	1,575	6,035	3,460
Norwalk Park Apartments
Norwalk, IA	99.00%	465	417	--
Palm Springs View
Palm Springs, CA	50.49%	57	4,946	--
Pampa Partnership, Ltd.
Pampa, TX	99.00%	336	800	--

	NTCI-II	Original Cost
	Percentage	of Ownership	Mortgage
Name and Location	Interest	Interest	Notes	Notes Payable
		(in thousands)	(in thousands)	(in thousands)
Parkwood Landing
Huntsville, AL	99.00%	$ 50	$ 4,400	$ --
Pensacola Affordable
Pensacola, FL	99.00%	300	874	--
Pineview Terrace
Katy, TX	98.99%	132	2,607	--
Quivera
Lenexa, KS	99.00%	43	6,199	--
Rancho Del Mar
Tucson, AZ	66.40%	216	2,812	--
Salem Park Apartments
Conway, AR	99.00%	1,854	2,210	--
Sitka III
Sitka, AK	99.00%	1,277	1,141	--
Soldotna (Northwood Senior)
Apartments
Soldotna, AK	99.00%	1,391	1,445	--
Torres de Plata II
Toa Alto, PR	99.00%	100	2,999	--
Virginia Park Meadows
Detroit, MI	98.90%	248	3,284	422
		$15,479	$59,822	$ 4,408

(A) Subsequent to December 31, 2006, the Local Partnership sold its investment property to a third party.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the limited partners through the solicitation of proxies or otherwise during the quarter ended December 31, 2006.

PART II

ITEM 5.

MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED PARTNERSHIP MATTERS

The limited partnership interests (the “Units”) are not traded on a public exchange but were sold through a public offering managed by PaineWebber Incorporated.  It is not anticipated that any active public market will develop for the purchase and sale of any limited partnership interest, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership.  A Unit may not be transferred but can be assigned only if certain requirements in the Partnership Agreement are satisfied.  At December 31, 2006, there were 3,527 registered holders of 72,404 Units in NTCI-II. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to limited partners in circumstances other than refinancing or disposition of its investments in Local Partnerships.  Distributions have not been made from inception of the Partnership to December 31, 2006.

AIMCO and its affiliates owned 397.0 Units in the Partnership representing 0.55% of the outstanding Units at December 31, 2006. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

As of December 31, 2006, the Partnership has cash and cash equivalents of approximately $292,000 on deposit with a financial institution, earning interest at market rates.  This resulted in the Partnership earning approximately $7,000 and $4,000 in interest income for the years ended December 31, 2006 and 2005, respectively.  The amount of interest income varies with the market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise.  The Partnership intends to continue investing available funds in this manner.

It is not expected that any of the Local Partnerships in which the Partnership invests will generate cash from operations sufficient to provide distributions to the Limited Partners in any material amount.  Such cash from operations, if any, would first be used to meet operating expenses of the Local Partnership.  The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the projects, the Local Partnerships and the Partnership.  These problems may result from a number of factors, many of which cannot be controlled by the General Partner.

An infrequent source of funds for the Partnership would be proceeds received as a result of a sale of a Local Partnership’s investment property or from the sale of the Partnership’s interest in a Local Partnership. In this regard, during the year ended December 31, 2006, a Local Partnership, Oak View Spartanburg Limited Partnership, sold its investment property (“Oakview”). The distribution proceeds received of approximately $1,880,000 exceeded the Partnership’s investment balance in Oakview by approximately $469,000, which was recognized as a distribution in excess of investment balance on the statement of operations included in “Item 7. Financial Statements”.

On February 28, 2006, a Local Partnership, Ashville Equity, sold its investment property to a third party.  The Partnership received a partial repayment of approximately $75,000 of fully reserved advances due from Ashville Equity during the year ended December 31, 2006. The Partnership had no investment balance in this Local Partnership at December 31, 2006.

On September 19, 2005, a Local Partnership, Pen-Hill-Co Limited Partnership, granted an option to sell its property, Westbridge Apartments, on or after January 2, 2006 to an affiliate of the lender for the outstanding indebtedness. Westbridge Apartments was sold to a third party on March 29, 2006 and the transaction was recorded as a deed-in-lieu of foreclosure. The Partnership had no remaining investment balance in this Local Partnership at December 31, 2006.

On June 30, 2006, the local operating general partner of Nickel River elected to exercise its option to buy the Partnership’s remaining interest in the Partnership for $10,000. The Partnership had no remaining investment balance in this Local Partnership and the proceeds were recognized as gain on sale of investment on the statement of operations included in “Item 7. Financial Statements”.

On October 17, 2006, the local general partner exercised its option to buy the Partnership’s remaining interest in Great Basin Limited Partnership for $5,000. The Partnership had no remaining investment balance in this Local Partnership and the proceeds were recognized as gain on sale of investment on the statement of operations included in “Item 7. Financial Statements”.

On October 31, 2006, a Local Partnership, Huntsville Properties Limited Partnership refinanced the existing mortgage note encumbering the investment property with a new mortgage note in the amount of $4,400,000. The Partnership received a distribution of approximately $44,000 from the refinance proceeds.  The Partnership had no investment balance remaining in this Local Partnership and the distribution was recognized as a distribution in excess of investment balance on the statement of operations included in “Item 7. Financial Statements”.

Subsequent to December 31, 2006, a Local Partnership, Jefferson Meadows Apartments, sold its investment property to a third party.  The Partnership received a distribution of approximately $39,000.  The Partnership had no investment balance remaining in this Local Partnership at December 31, 2006 and the distribution will be recognized as income in 2007.

During the year ended December 31, 2005, the local general partner exercised its option to buy the Partnership’s remaining interest in Sheboygen Regency House Limited Partnership for $5,000. The Partnership had no remaining investment balance in this Local Partnership and the proceeds were recorded as gain on sale of investment on the statement of operations included in “Item 7. Financial Statements”.

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

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. Accordingly, during the years ended December 31, 2006 and 2005, an affiliate of the General Partner advanced the Partnership approximately $4,601,000 and $636,000, respectively.  These advances bear interest at prime plus 2% (10.25% at December 31, 2006).  Approximately $1,800,000 of these advances and accrued interest were repaid during 2006.  There were no such repayments during 2005.  Approximately $4,795,000 of advances and accrued interest remain unpaid at December 31, 2006 and are included in due to affiliates on the balance sheet included in “Item 7. Financial Statements”.

As of December 31, 2006, the accrued fees and advances due the General Partner exceeded the Partnership’s cash. The General Partner has indicated that, during the forthcoming year, it will not demand payment of amounts due in excess of such cash, however, the Partnership still remains liable for all such amounts.

Results of Operations

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  During the years ended December 31, 2006 and 2005, the Partnership recognized equity in loss and amortization of approximately $491,000 and $466,000, respectively, from Local Partnerships.  The increase in equity in losses and amortization of acquisition costs was primarily due to increased losses at the Local Partnerships.  During the years ended December 31, 2006 and 2005, the Partnership received approximately $606,000 and $11,000, respectively, in distributions from Local Partnerships that were recognized as income in the statements of operations since the Partnership’s investment in those Local Partnerships had been reduced to zero.

At times, advances are made to Local Partnerships in order to preserve the ability to receive applicable Tax Credits.  Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero are charged to expense.  During the years ended December 31, 2006 and 2005 the Partnership advanced to several Local Partnerships approximately $325,000 and $551,000, respectively. Two Local Partnerships repaid advances, one of which was previously reserved, of approximately $79,000 during the year ended December 31, 2006 and one Local Partnership repaid advances of approximately $7,000 during the year ended December 31, 2005. During the years ended December 31, 2006 and 2005, the Partnership recorded approximately $321,000 and $544,000, respectively, as advances made to Local Partnerships recognized as expense on the statements of operations included in “Item 7. Financial Statements”.

A recurring Partnership expense is the annual partnership management fee.  The fee, as defined in the Partnership Agreement, is payable to the General Partner and is calculated at 0.5% of the Partnership’s invested assets as of the beginning of the year.  The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of Partnership affairs. For the years ended December 31, 2006 and 2005, management fees were approximately $539,000 and $552,000, respectively. The decrease for the year ended December 31, 2006 is due to the loss of investment in one Local Partnership during 2005.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership, general and administrative expenses and interest expense. Legal and accounting fees were approximately $98,000 and $110,000 for the years ended December 31, 2006 and 2005, respectively. Legal and accounting expense decreased for the year ended December 31, 2006 due primarily to decreases in legal costs associated with investments in Local Partnerships. General and administrative expenses were approximately $143,000 and $144,000 for the years ended December 31, 2006 and 2005, respectively. Interest expense was approximately $447,000 and $98,000 for the years ended December 31, 2006 and 2005, respectively. The increase in interest expense is primarily due to an increase in advances from an affiliate of the General Partner.

During the year ended December 31, 2005, the local general partner exercised its option to buy the Partnership’s remaining interest in Sheboygen Regency House Limited Partnership for $5,000. The Partnership had no remaining investment balance in this Local Partnership and the proceeds were recognized as gain on sale of investment.

On June 30, 2006, the local operating general partner of Nickel River elected to exercise its option to buy the Partnership’s remaining interest in the Partnership for $10,000. The Partnership had no remaining investment balance in this Local Partnership at December 31, 2006 and the proceeds were recognized as gain on sale of investment.

On October 17, 2006, the Partnership sold its interest in Great Basin Associates to the local operating general partner for $5,000.  The Partnership had no remaining investment balance in this Local Partnership and the proceeds were recognized as gain on sale of investment.

On October 31, 2006, a Local Partnership, Huntsville Properties Limited Partnership refinanced the existing mortgage note encumbering the investment property with a new mortgage note in the amount of $4,400,000. The Partnership received a distribution of $44,000 from the refinance proceeds.  The Partnership had no investment balance remaining in this Local Partnership and the proceeds were recognized as a distribution in excess of investment balance.

On December 13, 2006, a Local Partnership, Oak View, sold its investment property. As the distribution proceeds of approximately $1,880,000 exceeded the Partnership’s investment balance of approximately $1,412,000, approximately $468,000 was recognized as a distribution in excess of investment balance.

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

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in unconsolidated Local Limited Partnerships, in which the Partnership’s ownership percentage ranges from 50.49% to 99%.  However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Limited Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 7. Financial Statements”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Limited Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Limited Partnerships is limited to the recorded investments in and receivables from the Local Limited Partnerships.  See “Note 2 – Investments In and Advances to Local Limited Partnerships” of the financial statements in “Item 7. Financial Statements” for additional information about the Partnership’s investments in unconsolidated Local Limited Partnerships.”

Other

AIMCO and its affiliates owned 397.0 limited partnership interests (the "Units") in the Partnership representing 0.55% of the outstanding Units at December 31, 2006. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

FASB Interpretation No. 46

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (or “FIN 46”), and applied its requirements to all Local Partnerships in which the Partnership held a variable interest.  FIN 46 addresses the consolidation by business enterprises of variable interest entities.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.

Upon adoption of FIN 46, the Partnership determined it held variable interests in 17 VIEs for which the Partnership was not the primary beneficiary.  During the year ended December 31, 2005, the Partnership identified three additional VIEs in which it held a variable interest and was not the primary beneficiary. During the year ended December 31, 2006, two Local Partnerships previously determined to be VIEs sold their respective investment property, consisting of a total of 147 units. The remaining 18 VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership or management of 18 apartment properties with a total of 1,980 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder and in one instance as a second mortgage note holder (see “Item 1 – Financial Statements”).  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $7,023,000 at December 31, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Subsequent to December 31, 2006, one Local Partnership identified as a VIE sold its investment property consisting of 83 units to a third party.

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

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage of

50.49% to 99%. Distributions of surplus cash from operations from eleven of the Local Partnerships are restricted by the Local Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a percentage, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Partnership. For the other fourteen Local Partnerships, distributions of surplus cash are not restricted. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Partnerships’ partnership agreements. These agreements usually limit the Partnerships' distributions to an amount substantially less than its ownership percentage in the Local Partnership.

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

ITEM 7.  FINANCIAL STATEMENTS

NATIONAL TAX CREDIT INVESTORS II

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet – December 31, 2006

Statements of Operations – Years ended December 31, 2006 and 2005

Statements of Changes in Partners’ (Deficiency) Capital  – Years ended December 31, 2006 and 2005

Statements of Cash Flows – Years ended December 31, 2006 and 2005

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

National Tax Credit Investors II

We have audited the accompanying balance sheet of National Tax Credit Investors II as of December 31, 2006, and the related statements of operations, changes in partners' (deficiency) capital and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 2005 financial statements of a limited partnership, the investment in which is reflected in the accompanying financial statements using the equity method of accounting. The equity in the loss of this limited partnership represented 0.5% percent of the total net loss of the Partnership for the year ended December 31, 2005. The investee information for this limited partnership is included in Notes 2 and 6. The 2005 financial statements of this limited partnership were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for this limited partnership for the year ended December 31, 2005, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of National Tax Credit Investors II at December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

April 14, 2007

NATIONAL TAX CREDIT INVESTORS II

BALANCE SHEET

(in thousands)

DECEMBER 31, 2006

ASSETS

Investments in and advances to Limited Partnerships (Note 2)		$ 2,703
Cash and cash equivalents		292
Mortgage note receivable (Note 3)		4,320
Total assets		$ 7,315

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses		$ 137
Due to affiliates (Note 4)		6,096

Contingencies (Note 8)

Partners’ (deficiency) capital:
General partner	$ (618)
Limited partners	1,700	1,082

Total liabilities and partners' (deficiency) capital		$ 7,315

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

	Years Ended December 31,
	2006	2005
Revenues:
Interest income	$ 7	$ 4
Gain on legal settlement (Note 6)	102	80
Total revenues	109	84

Operating expenses:
Management fees - partners (Note 4)	539	552
General and administrative (Note 4)	143	144
Interest (Note 4)	447	98
Legal and accounting	98	110
Total operating expenses	1,227	904

Loss from Partnership operations	(1,118)	(820)

Gain on sale of investments (Note 2)	15	5
Distributions from Local Partnerships in excess of
investment balance (Note 2)	606	11
Return of advances made to Local Partnerships
recognized as income (Note 2)	75	--
Advances made to Local Partnerships recognized
as expense (Note 2)	(321)	(544)
Equity in loss of Local Partnerships and amortization of
acquisition costs, net (Note 2)	(491)	(466)

Net loss (Note 5)	$(1,234)	$(1,814)

Net loss allocated to general partner (1%)	$ (12)	$ (18)
Net loss allocated to limited partners (99%)	(1,222)	(1,796)

	$(1,234)	$(1,814)

Net loss per limited partnership interest (Note 1)	$(16.88)	$(24.80)

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENTS OF CHANGES IN PARTNERS'(DEFICIENCY) CAPITAL

(in thousands, except interests)

	General	Limited
	Partner	Partners	Total

Limited Partnership Interests		72,404

Partners’ (deficiency) capital at
December 31, 2004	$ (588)	$ 4,718	$ 4,130

Net loss for the year ended December 31, 2005	(18)	(1,796)	(1,814)

Partners’ (deficiency) capital at
December 31, 2005	(606)	2,922	2,316

Net loss for the year ended December 31, 2006	(12)	(1,222)	(1,234)

Partners’ (deficiency) capital at
December 31, 2006	$ (618)	$ 1,700	$ 1,082

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,234)	$(1,814)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Advances made to Local Partnerships recognized as expense	321	544
Return of advances made to Local Partnerships recognized
as income	(75)	--
Equity in loss of Local Partnerships and amortization
of acquisition costs, net	491	466
Gain on sale of investments	(15)	(5)
Change in accounts:
Accounts payable and accrued expenses	(14)	(139)
Accrued fees due to partners	606	612
Accrued interest due to affiliates	(58)	88
Net cash provided by (used in) operating activities	22	(248)

Cash flows from investing activities:
Acquisition of mortgage note receivable	(4,320)	--
Distributions from Local Partnerships recognized as a return
of investment balance	1,490	43
Proceeds from sale of investments	15	5
Advances to local partnerships	(325)	(551)
Repayment of advances by local partnerships	79	7
Net cash used in investing activities	(3,061)	(496)

Cash flows from financing activities:
Advances from affiliate	4,601	636
Repayments of advances from affiliate	(1,296)	--
Net cash provided by financing activities	3,305	636

Net increase (decrease) in cash and cash equivalents	266	(108)
Cash and cash equivalents, beginning of year	26	134
Cash and cash equivalents, end of year	$ 292	$ 26
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 504	$ --

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

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

Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the General Partner will be entitled to a property disposition fee as mentioned in the partnership agreement.  The limited partners will have a priority item equal to their invested capital plus 6 percent priority return as defined in the partnership agreement.  This property disposition fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions plus the 6 percent priority return. No disposition fees have been paid or accrued.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

Certain reclassifications have been made to the 2005 information to conform to the 2006 presentation.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balance at December 31, 2006 is maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Method of Accounting for Investments in Local Partnerships

The investments in Local Partnerships are accounted for using the equity method. Acquisition fees, selection fees and other costs related to the acquisition of the projects have been capitalized as part of the investment account and are being amortized by the straight line method over the estimated lives of the underlying assets, which is generally 30 years.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests was 72,404 for both of the years ended December 31, 2006 and 2005.

Mortgage Note Receivable

The Partnership reviews its mortgage note receivable whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  The Partnership has recorded its mortgage note receivable at December 31, 2006 at the amount at which the Partnership acquired the mortgage note receivable during 2006.  No reserve was recognized during the year ended December 31, 2006.  See “Note 3 – Mortgage Note Receivable” for further information.

Impairment of Long-Lived Assets

The Partnership reviews long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment loss was recognized during the years ended December 31, 2006 and 2005.

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

FASB Interpretation No. 46

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (or “FIN 46”), and applied its requirements to all Local Partnerships in which the Partnership held a variable interest.  FIN 46 addresses the consolidation by business enterprises of variable interest entities.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.

Upon adoption of FIN 46, the Partnership determined it held variable interests in 17 VIEs for which the Partnership was not the primary beneficiary.  During the year ended December 31, 2005, the Partnership identified three additional VIEs in which it held a variable interest and was not the primary beneficiary. During the year ended December 31, 2006, two Local Partnerships previously determined to be VIEs sold their respective investment property, consisting of a total of 147 units. The remaining 18 VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership or management of 18 apartment properties with a total of 1,980 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder and in one instance as a second mortgage note holder (see “Item 1 – Financial Statements”).  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $7,023,000 at December 31, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Subsequent to December 31, 2006, one Local Partnership identified as a VIE sold its investment, consisting of 83 units to a third party.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has not yet determined whether it will elect the fair value option for any of its financial instruments.

Note 2 - Investments in and Advances to Local Partnerships

As of December 31, 2006 the Partnership holds limited partnership interests in 25 Local Partnerships, located in 14 states and Puerto Rico.  As a limited partner of the Local

Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their properties (the "Apartment Complexes"). The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

At December 31, 2006, the Local Partnerships own residential projects consisting of 2,705 apartment units.

The projects owned by the Local Partnerships in which NTCI-II has invested were developed by the Local Operating General Partners who acquired the sites and applied for applicable mortgages and subsidies, if any. NTCI-II became the principal limited partner in these Local Partnerships pursuant to arm's-length negotiations with the Local Operating General Partners.  As a limited partner, NTCI-II's liability for obligations of the Local Partnerships is limited to its investment. The Local Operating General Partner of the Local Partnerships retains responsibility for developing, constructing, maintaining, operating and managing the Projects.  Under certain circumstances, an affiliate of NAPICO or NTCI-II may act as the Local Operating General Partner.  An affiliate, National Tax Credit Inc. II ("NTC-II") is acting either as a special limited partner or non-managing administrative general partner (the “Administrative General Partner”) of each Local Partnership in which the Partnership had an investment.

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage (between 50.49% and 99%). The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Partnership.

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

As of December 31, 2006, the investment balance in 18 of the 25 Local Partnerships had been reduced to zero.

At times, advances are made to Local Partnerships in order to preserve the ability to receive applicable Tax Credits.  Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero are charged to expense.  During the years ended December 31, 2006 and 2005 the Partnership advanced to several Local Partnerships approximately $325,000 and $551,000, respectively. One Local Partnership repaid advances, one of which was previously reserved, of approximately $79,000 during the year ended December 31, 2006, and one Local Partnership repaid advances of approximately $7,000 during the year ended December 31, 2005. During the years ended December 31, 2006 and 2005, the Partnership recognized approximately $321,000 and $544,000, respectively, as expense for advances on the accompanying statements of operations.

The following is a summary of the investments in and advances to Local Partnerships for the year ended December 31, 2006 (in thousands):

Investment balance, beginning of year	$ 4,684
Equity in losses of local partnerships	(442)
Distributions recognized as a return
of investment balance	(1,490)
Advances to local partnerships	325
Repayment of advances by local partnerships	(79)
Advances made to local partnerships
recognized as expense	(321)
Return of advances made to local
partnerships recognized as income	75
Amortization of capitalized acquisition
costs and fees	(49)
Investment balance, end of year	$ 2,703

The difference between the investment per the accompanying balance sheet at December 31, 2006 and the equity per the Local Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Partnerships, costs capitalized to the investment account, cumulative distributions recognized as income, the Partnership's recording of capital contributions payable to the Local Partnerships in its investment balance and recognition of impairment losses.

The Partnership’s value of its investments and its equity in the income/loss and/or distributions from the Local Partnerships are, for certain Local Partnerships, individually, not material to the overall financial position of the Partnership. The financial information from the unaudited condensed combined financial statements of such Local Partnerships at December 31, 2006 and for each of the two years in the period then ended is presented below.  The Partnership’s value of its investments in Fourth Street Apartment Investors, Kentucky River Apartments, and Michigan Beach Limited Partnership, (collectively, the “Material Investees”) are considered material to the Partnership’s financial position and amounts included below for the Material Investees are included on an audited basis.

The following are condensed combined statements of operations for the years ended December 31, 2006 and 2005 for the Local Partnerships in which the Partnership has investments. In accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”, the results of Jefferson Meadows Apartments have been excluded from the condensed combined balance sheet of the Local Limited Partnerships as of December 31, 2006 and the condensed combined results of operations of the Local Limited Partnerships for the years ended December 31, 2006 and 2005 due to the Local Partnership selling its investment property to a third party on March 30, 2007.  In addition, the condensed combined results of operations of the Local Partnerships for the year ended December 31, 2005 have been restated to exclude Oakview Apartments due to the sale of the investment property to a third party in 2006 and to exclude Great Basin Associates due to the sale of the Partnership’s interest in 2006.

Condensed Combined Balance Sheet of the Local Partnerships
(in thousands)
	December 31, 2006
Assets	Unaudited	Audited	Total
Land	$ 4,318	$ 1,183	$ 5,501
Building and improvements, net of
accumulated depreciation of $51,699
and $4,642, respectively	41,916	8,119	50,035

Other assets	5,828	1,186	7,014
Total assets	$ 52,062	$ 10,488	$ 62,550

Liabilities and Partners Deficit:
Liabilities:
Mortgage notes payable	$ 48,804	$ 7,707	$ 56,511
Other liabilities	9,194	9,570	18,764
	57,998	17,277	75,275

Partners’ deficit	(5,936)	(6,789)	(12,725)

Total liabilities and partners' deficit	$ 52,062	$ 10,488	$ 62,550

Condensed Combined Results of Operations of the Local Partnerships
(in thousands)
	For the years ended December 31,

	2006	2006	2006	2005	2005	2005
	Unaudited	Audited	Total	Unaudited	Audited	Total
				(Restated)	(Restated)	(Restated)

Total revenues	$12,805	$ 2,599	$15,404	$12,401	$ 2,140	$14,541

Expenses:
Operating expenses	8,258	1,995	10,253	7,601	1,698	9,299
Interest	3,306	790	4,096	3,454	742	4,196
Depreciation and amortization	3,282	523	3,805	3,295	490	3,785
Total expenses	14,846	3,308	18,154	14,350	2,930	17,280

Loss from continuing
operations	$(2,041)	$ (709)	$(2,750)	$(1,949)	$ (790)	$(2,739)

An affiliate of the General Partner is currently the Local Operating General Partner in five of the Partnership’s 24 Local Partnerships included above, and another affiliate currently receives property management fees of approximately 5 percent of gross revenues from one of the Local Partnerships (See “Note 3 – Transactions with Affiliated Parties").

During 2002, the Local Partnership reached a settlement with the City of Chicago to complete necessary repairs to the exterior façade of the building.  As of December 31, 2006, the Partnership had advanced Michigan Beach approximately $1,347,000 to complete these repairs and an additional approximately $1,262,000 for other operational items.

These advances bear interest at prime plus 2% (approximately 10.25% at December 31, 2006) and interest earned by the Partnership was approximately $225,000 and $120,000 for the years ended December 31, 2006 and 2005, respectively.  The Partnership has fully reserved all of the advances and any interest earned related to the advances to Michigan Beach due to the uncertainty of collection.

In June 2006 the local general partner, an affiliate of the General Partner, negotiated a purchase and sale contract for the sale of Michigan Beach to a third party for a total sales price of $13,700,000. In September 2006, the third party terminated the purchase and sale contract.  The local general partner is currently marketing the property for sale.

During the year ended December 31, 2005, the local general partner exercised its option to buy the Partnership’s remaining interest in Sheboygen Regency House Limited Partnership for $5,000. The Partnership had no remaining investment balance in this Local Partnership and the proceeds were recorded as gain on sale of investments.

In December 2005, the local operating general partner of Virginia Park Meadows Apartments entered into a purchase and sale contract with a third party to sell the investment property.  The purchaser terminated the contract in June 2006. The Partnership has no investment balance remaining at December 31, 2006 in Virginia Park Meadows Apartments.

On September 19, 2005, a Local Partnership, Pen-Hill-Co Limited Partnership, granted an option to sell its property, Westbridge Apartments, on or after January 2, 2006 to an affiliate of the lender for the outstanding indebtedness. Westbridge Apartments was sold to a third party on March 29, 2006 and the transaction was recorded as a deed-in-lieu of foreclosure. The Partnership had no remaining investment balance in this Local Partnership at December 31, 2006.

On November 21, 2005, Jamestown, 13 other partnerships and one limited liability company (together with Jamestown, the “Selling Entities”), entered into a purchase and sale contract (the “Purchase Agreement”), with a third party, to sell 15 apartment complexes owned by the Selling Entities to the Purchaser.  The purchase price of each property is based upon a third party appraisal and the amount of replacement reserves transferred to the Purchaser at closing. The estimated purchase price for the Property is approximately $3,900,000.  The estimated closing date of the sale is August 31, 2007.  Each of the Selling Entities is affiliated through a common general partner.

On February 28, 2006, a Local Partnership, Ashville Equity, sold its investment property to a third party.  The Partnership received a partial repayment of approximately $75,000 of fully reserved advances due from Ashville Equity during the year ended December 31, 2006. The Partnership had no investment balance in this Local Partnership at December 31, 2006.

On June 30, 2006, the local operating general partner of Nickel River elected to exercise its option to buy the Partnership’s remaining interest in the Partnership for $10,000. The Partnership had no remaining investment balance in this Local Partnership and the proceeds were recorded as gain on sale of investment for the year ended December 31, 2006.

On October 17, 2006, the Partnership sold its interest in Great Basin Associates to the local operating general partner for $5,000.  The Partnership had no remaining investment balance in this Local Partnership and the proceeds were recorded as gain on sale of investment for the year ended December 31, 2006.

On October 31, 2006, a Local Partnership, Huntsville Properties Limited Partnership refinanced the existing mortgage note encumbering the investment property with a new mortgage note in the amount of $4,400,000. The Partnership received a distribution of $44,000 from the refinance proceeds.  The Partnership had no investment balance remaining in this Local Partnership and the distribution was recognized as a distribution in excess of investment balance for the year ended December 31, 2006.

On December 13, 2006, a Local Partnership, Oak View Spartanburg Limited Partnership (“Oakview”), sold its investment property. The distribution proceeds received of approximately $1,880,000 exceeded the Partnership’s investment balance in Oakveiw by approximately $469,000, which was recognized as a distribution in excess of investment balance on the accompanying statement of operations.

Subsequent to December 31, 2006, a Local Partnership, Jefferson Meadows Apartments, sold its investment property to a third party.  The Partnership received a distribution of approximately $39,000.  The Partnership had no investment balance remaining in this Local Partnership at December 31, 2006 and the distribution will be recognized as income in 2007.

Subsequent to December 31, 2006, a Local Partnership, Pampa Partnership Limited, entered into a sale contract to sell its investment property to a third party.  The Partnership expects the sale to be completed in the second quarter of 2007.  The sale is subject to the defeasance of the bonds encumbering the investment property. The Partnership expects to receive a distribution of approximately $875,000 from the sale proceeds, however this amount is subject to change.  The Partnership had no investment balance remaining in this Local Partnership at December 31, 2006 and the distribution, if any, will be recognized as income in 2007.

Subsequent to December 31, 2006, the Partnership was notified by the general partner of a Local Partnership, Jamestown Terrace Limited Partnership (“Jamestown”), that Jamestown had entered into a sale contract to sell its investment property, along with fourteen other investment properties in which the general partner is affiliated, to a third party.  The sale price of each property is based upon a third party appraisal and the amount of replacement reserves transferred to the purchaser at closing. The estimated sale price, if the sale occurs, for the investment property owned by Jamestown is approximately $3,900,000.  The estimated closing date of the sale is August 31, 2007.  The Partnership had no investment balance remaining in Jamestown at December 31, 2006.   It is expected that the sale of the investment property owned by Jamestown will result in distributable proceeds to the Partnership; however, at this time an estimate of the distributable proceeds is not available.

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

The second mortgage had a principal balance of approximately $3,596,000 at the time of purchase and accrues interest at a fixed rate of 6.11%.  Semiannual payments from 50% of surplus cash are required and the note matures in July of 2031.  There is an option to the noteholder to accelerate maturity of the second mortgage after October of 2008. There have been no payments made on the loan and Michigan Beach did not generate any surplus cash for the years ended December 31, 2006 and 2005.  The accrued interest at the time the Partnership purchased the second mortgage was approximately $1,605,000.  The accrued interest balance at December 31, 2006 was approximately $1,733,000. In June 2006, the local general partner, an affiliate of the General Partner, negotiated a purchase and sale contract for the sale of Michigan Beach to a third party for a total sales price of $13,700,000.  In September 2006, the third party terminated the purchase and sale contract.  The local general partner is currently marketing the property for sale.  The Partnership currently expects to receive payment in full on the second mortgage from Michigan Beach upon ultimate sale of the property and accordingly no reserve has been established against the carrying value of the mortgage note receivable at December 31, 2006, however, the Partnership has fully reserved any additional accrued interest.

Note 4 – Transactions with Affiliated Parties

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner for the following fees:

(a)  An annual Partnership management fee in an amount equal to 0.5 percent of   invested assets (as defined in the Partnership Agreement) as of the beginning of the year is payable to the General Partner. For the years ended December 31, 2006 and 2005, partnership management fees in the amount of approximately $539,000 and $552,000, respectively, were recorded as an expense.  At December 31, 2006, approximately $1,184,000 of these fees remain unpaid and are included in due to affiliates on the accompanying balance sheet.

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

(c)

The Partnership reimburses NAPICO for certain expenses. The reimbursement charged by NAPICO was approximately $60,000 for both of the years ended December 31, 2006 and 2005 and is included in general and administrative expenses. At December 31, 2006 approximately $117,000 of the reimbursement remains unpaid and is included in due to affiliates on the accompanying balance sheet.

NTC-II or another affiliate of the General Partner is the Local Operating General Partner in five of the Partnership's 25 Local Partnerships at December 31, 2006.  In addition, NTC-II is typically either a special limited partner or an administrative general partner in each Local Partnership in which the Partnership has an investment.

An affiliate of the General Partner managed two properties owned by Local Partnerships during the years ended December 31, 2006 and 2005. The Local Partnerships pay the affiliate property management fees in the amount of five percent of their gross rental revenues and data processing fees. During the year ended December 31, 2006, one of the properties managed by an affiliate of the General Partner was sold. The amounts paid were approximately $98,000 and $86,000 for the years ended December 31, 2006 and 2005, respectively.

During the year ended December 31, 2006, an affiliate of the General Partner advanced approximately $281,000 for advances to several Local Partnerships for operations and approximately $4,320,000 for the Partnership’s purchase of the second mortgage at Michigan Beach. During the year ended December 31, 2005, an affiliate of the General Partner advanced approximately $636,000 to the Partnership for payment of the 2002, 2003, and 2004 New Jersey Partnership tax and advances to Michigan Beach and Quivira Place. Approximately $1,800,000 of outstanding advances and accrued interest were repaid during the year ended December 31, 2006. There were no such payments during the year ended December 31, 2005. These advances bear interest at prime plus 2.0% (10.25%

at December 31, 2006). Interest expense during the years ended December 31, 2006 and

2005 was approximately $447,000 and $98,000, respectively. At December 31, 2006 approximately $4,795,000 of advances and accrued interest remain unpaid and are included in due to affiliates on the accompanying balance sheet.

As of December 31, 2006, the accrued fees and advances due the General Partner exceeded the Partnership’s cash. The General Partner has indicated that, during the forthcoming year, it will not demand payment of amounts due in excess of such cash, however, the Partnership still remains liable for all such amounts.

AIMCO and its affiliates owned 397.0 limited partnership interests (the "Units") in the Partnership representing 0.55% of the outstanding Units at December 31, 2006. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

A reconciliation follows:

	Years Ended December 31,
	2006	2005
	(in thousands)
Net loss per financial statements	$(1,234)	$(1,814)
Other	737	(450)
Investment in Local Partnerships	(1,362)	(557)
Loss per tax return	(1,859)	(2,821)
Loss per limited partnership interest	$(25.41)	$(38.54)

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net assets:

December 31, 2006
(in thousands)
Net assets as reported	$ 1,082
Add (deduct):
Deferred offering costs	9,367
Investment in Local Partnerships	(19,164)
Other	9,965
Net assets – Federal tax basis	$ 1,250

The Partnership is subject to a New Jersey tax based upon the number of resident and non-resident limited partners and apportionment of income related to the Partnership’s investment in certain Local Partnerships.  For the years ended December 31, 2006 and 2005 the expense related to this tax is reflected in tax expense in the accompanying statement of operations.  At December 31, 2006, the Partnership’s estimate of the tax currently due to the state of New Jersey is approximately $92,000 and this amount is included in accounts payable and accrued expenses on the accompanying balance sheet.

Note 6 – Gain on Legal Settlement

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

During the year ended December 31, 2002, the Partnership received approximately $108,000 from one of the parties involved in this legal action as part of a settlement agreement. Approximately $1,492,000 of its share of the refinancing proceeds of Quivira Limited Partnership were received during August 2002. The Partnership obtained judgments totaling approximately $4,800,000 against certain defendants in 2002. During the year ended December 31, 2003, the Partnership received approximately $1,682,000 from the parties involved in this legal action as part of a global settlement agreement with the local general partner. During the years ended December 31, 2006, 2005, and 2004, the Partnership received approximately $102,000, $80,000, and $193,000, respectively, in additional settlement payments.  As part of the settlement agreement, the Partnership expects to receive additional payments from the defendants over the next three years, however, no assurance can be given that these additional payments will be received. Therefore, the Partnership will recognize any additional settlement payments in its statement of operations when received.

Note 7 - Real Estate and Accumulated Depreciation of Local Partnerships in which NTCI-II Has Invested (in thousands)

(1) Schedule of Encumbrances and Investment Properties (all amounts unaudited except for those amounts relative to the Material Investees – see Note 2) (in thousands):

			Buildings
			And
			Related
			Personal		Accumulated
Description	Encumbrances	Land	Property	Total	Depreciation

Columbus Junction Park	$ 637	$ 40	$ 803	$ 843	$ 365
Countryside Place	3,927	470	8,466	8,936	4,687
Edgewood Apts.	1,426	158	3,905	4,063	2,266
Fourth Street	855	242	4,219	4,461	2,285
Germantown Apts.	2,046	210	4,617	4,827	2,735
Grimes Park Apts.	449	50	537	587	247
Jamestown Terrace	2,809	298	3,570	3,868	1,406
Kentucky River	818	149	2,045	2,194	837
Lincoln Grove	2,393	185	3,910	4,095	1,635
Meadowlakes	981	136	3,965	4,101	2,322
Michigan Beach	6,035	792	6,498	7,290	1,520
Norwalk Park Apts.	417	51	491	542	233
Palm Springs View Apts.	4,946	901	6,866	7,767	3,253
Pam Apts.	800	50	2,652	2,702	2,214
Parkwood Landing	4,400	720	9,227	9,947	5,337
Pensacola Affordable	874	252	1,853	2,105	1,057
Pineview Terrace	2,607	82	3,241	3,323	1,320
Quivira Place	6,199	100	13,718	13,818	7,982
Rancho del Mar	2,812	75	8,787	8,862	4,736
Salem Park Apts.	2,210	204	4,294	4,498	2,718
Sitka III (Spruce Grove)	1,141	42	1,507	1,549	877
Soldotna (Northwood Senior)	1,445	59	1,965	2,024	783
Torres de Plata II	2,999	158	3,869	4,027	2,316
Virginia Park Meadows	3,284	78	5,370	5,448	3,208
Total	$56,510	$5,502	$106,375	$111,877	$56,339

(2) Reconciliation of real estate (all amounts unaudited except for those amounts relative to the Material Investees – see Note 2) (in thousands):

	Years Ended December 31,
	2006	2006	2006	2005	2005	2005
	Unaudited	Audited	Total	Unaudited	Audited	Total
Real estate:				(Restated)	(Restated)
Balance at beginning of year	$108,419	$13,613	$122,032	$110,610	$13,449	$124,059
Improvements	201	332	533	431	164	595
Disposal of property	(10,688)	--	(10,688)	(2,622)	--	(2,622)
Balance at end of year	$ 97,932	$13,945	$111,877	$108,419	$13,613	$122,032

(3) Reconciliation of accumulated depreciation (all amounts unaudited except for those amounts relative to the Material Investees – see Note 2) (in thousands):

	Years Ended December 31,
	2006	2006	2006	2005	2005	2005
	Unaudited	Audited	Total	Unaudited	Audited	Total
Accumulated depreciation:				(Restated)	(Restated)
Balance at beginning
of year	$54,052	$ 4,128	$58,180	$51,786	$ 3,649	$55,435
Depreciation expense	3,185	514	3,699	3,663	479	4,142
Disposal of property	(5,540)	--	(5,540)	(1,397)	--	(1,397)
Balance at end of year	$51,697	$ 4,642	$56,339	$54,052	$ 4,128	$58,180

Note 8 - Contingencies

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

33

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

OTHER INFORMATION

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND COPRORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

National Tax Credit Investors II (the “Partnership” or the “Registrant”) has no directors. The general partner responsible for conducting the business of the Partnership is National Partnership Investments Corp., a California Corporation (“NAPICO” or the “General Partner”).

The names and ages of, as well as the positions and offices held by, the present directors and officers of NAPICO are set forth below:  The General Partner manages and controls substantially all of the Partnership’s affairs and has general responsibility and ultimate authority in all matters affecting its business.   There are no family relationships between or among any directors or officers.

Name	Age	Position
David R. Robertson	40	Director, President and Chief
		Executive Officer
Harry G. Alcock	44	Director and Executive Vice
		President
Lance J. Graber	45	Executive Vice President
Jeffrey H. Sussman	41	Senior Vice President, General
		Counsel and Secretary
Kathleen Danilchick	37	Senior Vice President and Chief
		Financial Officer

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

Lance J. Graber was appointed Executive Vice President of the General Partner in February 2004 and of AIMCO in October 1999 and focuses on transactions related to Aimco Capital’s portfolio of affordable properties in the eastern portion of the country.  Prior to this time, Mr. Graber was a Director at Credit Suisse First Boston from 1994 to May 1999.

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

ITEM 10.

EXECUTIVE COMPENSATION

Neither the directors nor the officers received any remuneration from the Partnership for the year ended December 31, 2006.

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

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner for the following fees:

(a)

An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) as of the beginning of the year is payable to the General Partner. For the years ended December 31, 2006 and 2005, partnership management fees in the amount of approximately $539,000 and $552,000, respectively, were recorded as an expense.  At December 31, 2006, approximately $1,184,000 of these fees remain unpaid and are included in due to affiliates on the balance sheet included in “Item 7. Financial Statements”.

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

(c)

The Partnership reimburses NAPICO for certain expenses. The reimbursement charged by NAPICO was approximately $60,000 for both of the years ended December 31, 2006 and 2005 and included in general and administrative expenses. At December 31, 2006 approximately $117,000 of the reimbursement remains unpaid and is included in due to affiliates on the balance sheet included in “Item 7. Financial Statements”.

NTC-II or another affiliate of the General Partner is the Local Operating General Partner in five of the Partnership's 25 Local Partnerships.  In addition, NTC-II is typically either a special limited partner or an administrative general partner in each Local Partnership in which the Partnership has an investment.

An affiliate of the General Partner managed two properties owned by Local Partnerships during the years ended December 31, 2006 and 2005. The Local Partnerships pay the affiliate property management fees in the amount of five percent of their gross rental revenues and data processing fees. The amounts paid were approximately $98,000 and $86,000 for the years ended December 31, 2006 and 2005, respectively.

During the year ended December 31, 2006, an affiliate of the General Partner advanced approximately $281,000 for advances to several Local Partnerships for operations and approximately $4,320,000 for the Partnership’s purchase of the second mortgage at Michigan Beach. During the year ended December 31, 2005, an affiliate of the General Partner advanced approximately $636,000 to the Partnership for payment of the 2002, 2003, and 2004 New Jersey Partnership tax and advances to Michigan Beach and Quivira Place. Approximately $1,800,000 of outstanding advances and accrued interest were repaid during the year ended December 31, 2006 from the distribution of sales proceeds from Oakview Apartments received in December 2006. There were no such payments during the year ended December 31, 2005. These advances bear interest at prime plus 2.0% (10.25% at December 31, 2006). Interest expense during the years ended December 31, 2006 and 2005 was approximately $447,000 and $98,000, respectively. At December 31, 2006 approximately $4,795,000 of advances and accrued interest remain unpaid and are included in due to affiliates on the balance sheet included in “Item 7. Financial Statements”.

As of December 31, 2006, the fees and advances due the General Partner exceeded the Partnership’s cash. The General Partner has indicated that, during the forthcoming year, it will not demand payment of amounts due in excess of such cash, however, the Partnership still remains liable for all such amounts.

AIMCO and its affiliates owned 397.0 limited partnership interests (the "Units") in the Partnership representing 0.55% of the outstanding Units at December 31, 2006. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Neither of the General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

ITEM 13.

EXHIBITS

See Exhibit Index Attached.

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2007.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2006 and 2005 are described below.

Audit Fees.  Fees for audit services totaled approximately $49,000 for both 2006 and 2005. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $21,000 and $19,000 for 2006 and 2005, respectively.

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

Date: April 16, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: April 16, 2007
Harry G. Alcock	Vice President

/s/David R. Robertson	Director, President and Chief	Date: April 16, 2007
David R. Robertson	Executive Officer

/s/Kathleen Danilchick	Senior Vice President and	Date: April 16, 2007
Kathleen Danilchick	Chief Financial Officer

NATIONAL TAX CREDIT INVESTORS II

EXHIBIT INDEX

Exhibit

Description of Exhibit

3

Partnership Agreement (herein incorporated by reference to the Partnership's Form S-11 Registration No. 33-27658)

10       Loan Sale Agreement between Pami Midatlantic LLC, a Delaware limited liability company and National Tax Credit Investors II, a California limited partnership dated May 30, 2006, incorporated by reference to Current Report on Form 8-K dated May 30, 2006, and filed June 5, 2006.

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

Date:  April 16, 2007

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

Date: April 16, 2007

/s/Kathleen Danilchick

Kathleen Danilchick

Senior Vice President and Chief Financial Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of National Tax Credit Investors II (the "Partnership"), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Kathleen Danilchick, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: April 16, 2007

/s/Kathleen Danilchick
Name: Kathleen Danilchick
Date: April 16, 2007

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

44