Form 10QSB
period 2007-03-31
NATIONAL TAX CREDIT INVESTORS II
filed 2007-05-15
CIK 859921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2007

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

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

NATIONAL TAX CREDIT INVESTORS II

BALANCE SHEET

MARCH 31, 2007

(in thousands)

(Unaudited)

ASSETS

Investments in and advances to Local Partnerships (Note 2)		$ 2,511
Cash and cash equivalents		84
Mortgage note receivable (Note 3)		4,270

Total assets		$ 6,865

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses		$ 125
Due to affiliates (Note 4)		6,353

Contingencies (Note 6)

Partners' (deficiency) capital:
General partner	$ (625)
Limited partners	1,012	387

Total liabilities and partners' (deficiency) capital		$ 6,865

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENTS OF OPERATIONS

(in thousands, except per interest data)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Interest	$ 5	$ --
Total revenues	5	--

Operating expenses:
Management fees - partners (Note 4)	118	135
General and administrative (Note 4)	38	30
Interest (Note 4)	122	36
Legal and accounting	19	19
Total operating expenses	297	220

Loss from Partnership operations	(292)	(220)

Distributions from Local Partnerships recognized as income
(Note 2)	15	66
Return of advances made to Local Partnerships recognized as
income (Note 2)	--	75
Advances made to Local Partnerships recognized as
expense (Note 2)	(248)	(19)
Equity in loss of Local Partnerships and amortization of
acquisition costs, net (Note 2)	(170)	(117)

Net loss	$ (695)	$ (215)

Net loss allocated to general partner (1%)	$ (7)	$ (2)
Net loss allocated to limited partners (99%)	(688)	(213)

	$ (695)	$ (215)

Net loss per limited partnership interest (Note 1)	$ (9.50)	$ (2.94)

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)
(in thousands, except interest data)

	General	Limited
	Partner	Partners	Total

Partnership interests		72,404

Partners' (deficiency) capital,	$ (618)	$ 1,700	$ 1,082
December 31, 2006

Net loss for the three months
ended March 31, 2007	(7)	(688)	(695)

Partners' (deficiency) capital,
March 31, 2007	$ (625)	$ 1,012	$ 387

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$ (695)	$ (215)
Adjustments to reconcile net loss to net cash used in
operating activities:
Advances made to Local Partnerships recognized as
expense	248	19
Return of advances made to Local Partnerships recognized
as income	--	(75)
Equity in loss of Local Partnerships and amortization
of acquisition costs	169	117
Changes in accounts:
Accounts payable and accrued expenses	(11)	(85)
Accrued fees due to partners	135	152
Accrued interest due to affiliates	122	36
Net cash used in operating activities	(32)	(51)

Cash flows from investing activities:
Distributions from Local Partnerships recognized as a
return of investment balance	72	7
Advances to Local Partnerships	(248)	(19)
Repayment of advances by Local Partnerships	--	75
Net cash (used in) provided by investing activities	(176)	63

Cash flows provided by financing activities:
Advances from affiliates	--	6

Net (decrease) increase in cash and cash equivalents	(208)	18
Cash and cash equivalents, beginning of period	292	26

Cash and cash equivalents, end of period	$ 84	$ 44

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

MARCH 31, 2007

Note 1 - Organization And Summary Of Significant Accounting Policies

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the fiscal year ended December 31, 2006 filed by National Tax Credit Investors II (the “Partnership” or “NTCI-II”). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end.  The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2007 and the results of operations and changes in cash flows for the three months ended March 31, 2007 and 2006.

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

Certain reclassifications have been made to the 2006 information to conform to the 2007 presentation.

Method of Accounting for Investment in Local Partnerships

The investments in Local Partnerships are accounted for on the equity method. Acquisition fees, selection fees and other costs related to the acquisition of the projects have been capitalized as part of the investment account and are being amortized by the straight line method over the estimated lives of the underlying assets, which is generally 30 years.

Mortgage Note Receivable

The Partnership reviews its mortgage note receivable whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  The Partnership has recorded its mortgage note receivable at March 31, 2007 at the amount at which the Partnership acquired the mortgage note receivable during 2006 less equity in loss recognized with respect to the Local Partnership that is obligated under the mortgage note.  No reserve was recognized during the three months ended March 31, 2007.  See “Note 3 – Mortgage Note Receivable” for further information.

Impairment of Long-Lived Assets

The Partnership reviews long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment loss was recognized during the three months ended March 31, 2007 and 2006.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding during the period. The number of limited partner interests was 72,404 for each of the three month period ended March 31, 2007 and 2006.

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

The Partnership holds variable interests in 18 VIEs for which the Partnership is not the primary beneficiary. These 18 VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership or management of seventeen apartment properties with a total of 1,897 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $6,781,000 at March 31, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Subsequent to March 31, 2007, one VIE distributed proceeds from the March 30, 2007 sale of its investment property, and the Partnership lost its interest in this VIE.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s financial statements.

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

Note 2 - Investments In and Advances to Local Partnerships

As of March 31, 2007 the Partnership holds limited partnership interests in 25 Local Partnerships, located in 14 states and Puerto Rico. At March 31, 2007, the Local Partnerships own residential projects consisting of 2,622 apartment units.  One Local Partnership sold its investment property on March 30, 2007, however, the Local Partnership did not distribute proceeds to its partners until April 2007. As a limited partner of the Local Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their properties (the "Apartment Complexes").  The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

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

As of March 31, 2007, the investment balance in 18 of the 25 Local Partnerships had been reduced to zero, however, as discussed in Note 3, during 2006 the Partnership acquired the mortgage note receivable with respect to a Local Partnership that is obligated under the mortgage note.

At times, advances are made to Local Partnerships in order to preserve the ability to receive applicable Tax Credits.  Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero are charged to expense.  During the three months ended March 31, 2007 and 2006 the Partnership advanced to several Local Partnerships approximately $248,000 and $19,000, respectively. One Local Partnership repaid advances, which were previously reserved, of approximately $75,000 during the three months ended March 31, 2006.

The following is a summary of the investments in and advances to Local Partnerships for the three months ended March 31, 2007 (in thousands):

Investment balance, beginning of period	$ 2,703
Equity in loss of Local Partnerships, net (see Note 3)	(109)
Distributions recognized as a reduction
of investment balance	(72)
Advances to Local Partnerships	248
Advances made to Local Partnerships
recognized as expense	(248)
Amortization of capitalized acquisition
costs and fees	(11)
Investment balance, end of period	$ 2,511

The following are unaudited condensed combined estimated statements of operations for the three months ended March 31, 2007 and 2006 for the Local Partnerships in which the Partnership has investments.  In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the 2007 amounts exclude Jefferson Meadows due to the sale of its investment property on March 30, 2007 and exclude Pam Apartments and Jamestown Terrace Apartments which are classified as held for sale at March 31, 2007.  The 2006 amounts have been restated to exclude the three Local Partnerships above, and to also exclude Oak View Apartments due to the sale of its investment property in December 2006 and Great Basin Associates due to the sale of the Partnership’s interest in October 2006.

	Three Months Ended
	March 31,
	2007	2006
		(Restated)
Revenues:
Rental and other income	$ 3,624	$ 3,408

Expenses
Operating expenses	2,416	2,187
Interest	993	1,015
Depreciation and amortization	899	894
Total expenses	4,308	4,096

Loss from continuing operations	$ (684)	$ (688)

An affiliate of the General Partner is currently the Local Operating General Partner in five of the Partnership’s 22 Local Partnerships included above, and another affiliate receives property management fees of approximately 5 percent of gross revenues from one of the Local Partnerships (See “Note 4 – Related Party Transactions").

During 2002, a Local Partnership, Michigan Beach, reached a settlement with the City of Chicago to complete necessary repairs to the exterior façade of the building.  As of March 31, 2007, the Partnership had advanced Michigan Beach approximately $1,347,000 to complete these repairs and an additional approximately $892,000 for other operational items. These advances bear interest at prime plus 2% (approximately 10.25% at March 31, 2007) and interest earned by the Partnership was approximately $57,000 and $40,000 for the three months ended March 31, 2007 and 2006, respectively.  The Partnership has fully reserved all of the advances and any interest earned related to the advances to Michigan Beach due to the uncertainty of collection. In June 2006, the local general partner, an affiliate of the General Partner, negotiated a purchase and sale contract for the sale of Michigan Beach to a third party for a total sales price of $13,700,000. In September 2006, the third party terminated the purchase and sale contract.  The local general partner is currently marketing the property for sale.

On February 28, 2006, a Local Partnership, Ashville Equity, sold its investment property to a third party.  The Partnership received a partial repayment of approximately $75,000 of fully reserved advances due from Ashville Equity during the three months ended March 31, 2007. The Partnership had no investment balance in this Local Partnership at March 31, 2007.

On September 19, 2005, a Local Partnership, Pen-Hill-Co Limited Partnership, granted an option to sell its property, Westbridge Apartments, on or after January 2, 2006 to an affiliate of the lender for the outstanding indebtedness. Westbridge Apartments was sold to a third party on March 29, 2006 and the transaction was recorded as a deed-in-lieu of foreclosure. The Partnership had no remaining investment balance in this Local Partnership at March 31, 2007.

During the three months ended March 31, 2007, a Local Partnership, Jefferson Meadows Apartments, sold its investment property to a third party.  Subsequent to March 31, 2007, the Partnership received a distribution of approximately $39,000.  The Partnership had no investment balance remaining in this Local Partnership at March 31, 2007 and the distribution will be recognized as income in the second quarter of 2007.

During the three months ended March 31, 2007, a Local Partnership, Pampa Partnership Limited, entered into a sale contract to sell its investment property to a third party. The sale was subject to the defeasance of the bonds encumbering the investment property. Subsequent to March 31, 2007, the sale was completed and the Partnership will receive a distribution of approximately $931,000 from the sale proceeds. The Partnership had no investment balance remaining in this Local Partnership at March 31, 2007 and the distribution will be recognized as income in the second quarter of 2007.

During the three months ended March 31, 2007, the Partnership was notified by the general partner of a Local Partnership, Jamestown Terrace Limited Partnership (“Jamestown”), that Jamestown had entered into a sale contract to sell its investment property, along with fourteen other investment properties in which the general partner is affiliated, to a third party.  The sale price of each property is based upon a third party appraisal and the amount of replacement reserves transferred to the purchaser at closing. The estimated sale price, if the sale occurs, for the investment property owned by Jamestown is approximately $3,900,000.  The estimated closing date of the sale is August 31, 2007.  The Partnership had no investment balance remaining in Jamestown at March 31, 2007.   It is expected that the sale of the investment property owned by Jamestown will result in distributable proceeds to the Partnership; however, at this time an estimate of the distributable proceeds is not available.

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

The second mortgage had a principal balance of approximately $3,596,000 at the time of purchase and accrues interest at a fixed rate of 6.11%.  Semiannual payments from 50% of surplus cash are required and the note matures in July of 2031.  There is an option to the noteholder to accelerate maturity of the second mortgage after October of 2008. There have been no payments made on the loan and Michigan Beach did not generate any surplus cash for the years ended December 31, 2006 and 2005.  The accrued interest at the time the Partnership purchased the second mortgage was approximately $1,605,000.  The accrued interest balance at March 31, 2007 was approximately $1,788,000. In June 2006, the local general partner, an affiliate of the General Partner, negotiated a purchase and sale contract for the sale of Michigan Beach to a third party for a total sales price of $13,700,000.  In September 2006, the third party terminated the purchase and sale contract.  The local general partner is currently marketing the property for sale. The Partnership recognized approximately $50,000 in equity in loss from Michigan Beach during the three months ended March 31, 2007 and reduced the carrying value of the mortgage note receivable. The Partnership currently expects to receive payment in full on the second mortgage from Michigan Beach upon ultimate sale of the property and accordingly no reserve has been established against the carrying value of the mortgage note receivable at March 31, 2007, however, the Partnership has fully reserved any additional accrued interest.

Note 4 - Related Party Transactions

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner for the following fees:

(a)

An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) at the beginning of the year is payable to the General Partner. For the three months ended March 31, 2007 and 2006, partnership management fees in the amount of approximately $118,000 and $135,000, respectively, were recorded as an expense.  At March 31, 2007, approximately $1,303,000 of these fees remain unpaid and are included in due to affiliates on the accompanying balance sheet.

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

(c)

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $15,000 for both of the three months ended March 31, 2007 and 2006 and is included in general and administrative expenses. At March 31, 2007 approximately $133,000 of the reimbursement remains unpaid and is included in due to affiliates on the accompanying balance sheet.

NTC-II or another affiliate of the General Partner is the Local Operating General Partner in five of the Partnership's 25 Local Partnerships. In addition, NTC-II is typically either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner managed one property and two properties owned by Local Partnerships during the three months ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2006 one of the properties managed by an affiliate of the General Partner was sold. The Local Partnerships pay the affiliate property management fees in the amount of five percent of their gross rental revenues and data processing fees. The amounts paid were approximately $26,000 and $24,000 for the three months ended March 31, 2007 and 2006, respectively.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. Accordingly, prior to January 1, 2006, during the three months ended March 31, 2006 and later in 2006, an affiliate of the General Partner advanced the Partnership funds for advances to Local Partnerships and for the Partnership’s purchase of the second mortgage at Michigan Beach.  There were no such advances during the three months ended March 31, 2007. These advances bear interest at prime plus 2% (10.25% at March 31, 2007).  Interest expense was approximately $122,000 and $36,000 for the three months ended March 31, 2007 and 2006.  There were no repayments during the three months ended March 31, 2007 and 2006.  Approximately $4,917,000 of advances and accrued interest remain unpaid at March 31, 2007 and are included in due to affiliates on the accompanying balance sheet.

As of March 31, 2007, the accrued fees and advances due to the General Partner exceeded the Partnership’s cash. The General Partner has indicated that, during the forthcoming year, it will not demand payment of amounts due in excess of such cash, however, the Partnership still remains liable for all such amounts.

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

During the year ended December 31, 2002, the Partnership received approximately $108,000 from one of the parties involved in this legal action as part of a settlement agreement. Approximately $1,492,000 of its share of the refinancing proceeds of Quivira Limited Partnership were received during August 2002. The Partnership obtained judgments totaling approximately $4,800,000 against certain defendants in 2002. During the year ended December 31, 2003, the Partnership received approximately $1,682,000 from the parties involved in this legal action as part of a global settlement agreement with the local general partner. During the years ended December 31, 2006, 2005 and 2004, the Partnership received approximately $102,000, $80,000 and $193,000, respectively, in additional settlement payments. There were no settlement payments received during the three months ended March 31, 2007.  As part of the settlement agreement, the Partnership expects to receive additional payments from the defendants over the next three years, however, no assurance can be given that these additional payments will be received.  Therefore, the Partnership will recognize any additional settlement payments in its statement of operations when received.

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

An infrequent source of funds for the Partnership would be from proceeds received as a result of a sale of a Local Partnership’s investment property or from the sale of the Partnership’s interest in a Local Partnership.  In this regard, on February 28, 2006, a Local Partnership, Ashville Equity, sold its investment property to a third party.  The Partnership received a partial repayment of approximately $75,000 of fully reserved advances due from Ashville Equity during the three months ended March 31, 2006. The Partnership had no investment balance in this Local Partnership at March 31, 2007.

As of March 31, 2007, the Partnership has cash and cash equivalents of approximately $84,000 on deposit with a financial institution, earning interest at market rates.  This resulted in the Partnership earning approximately $5,000 and less than $1,000 in interest income for the three months ended March 31, 2007 and 2006, respectively.  The amount of interest income varies with the market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise.  The Partnership intends to continue investing available funds in this manner.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. Accordingly, prior to January 1, 2006, during the three months ended March 31, 2006 and later in 2006, an affiliate of the General Partner advanced the Partnership funds for advances to Local Partnerships and for the Partnership’s purchase of the second mortgage at Michigan Beach.  There were no such advances during the three months ended March 31, 2007. These advances bear interest at prime plus 2% (10.25% at March 31, 2007). Interest expense was approximately $122,000 and $36,000 for the three months ended March 31, 2007 and 2006.  There were no repayments during the three months ended March 31, 2007 and 2006.  Approximately $4,917,000 of advances and accrued interest remain unpaid at March 31, 2007 and are included in due to affiliates on the balance sheet included in “Item 1. Financial Statements”.

As of March 31, 2007, the fees accrued and advances due to the General Partner exceeded the Partnership’s cash. The General Partner has indicated that, during the forthcoming year, it will not demand payment of amounts due in excess of such cash, however, the Partnership still remains liable for all such amounts.

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

Results of Operations

The Partnership was formed to provide various benefits to its Limited Partners. It is not expected that any of the Local Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to Limited Partners in any material amount. The Partnership accounts for its investments in the Local Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Partnerships. The investments in 18 of the 25 Local Partnerships have been reduced to zero as of March 31, 2007, however, as discussed in Note 3 included in the financial statements in “Item 1. Financial Statements”, during 2006 the Partnership acquired the mortgage note receivable with respect to a Local Partnership that is obligated under the mortgage note.

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

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  During the three months ended March 31, 2007 and 2006, the Partnership recognized equity in loss and amortization of acquisition costs of approximately $170,000 and $117,000, respectively, from Local Partnerships. Included in equity in loss and amortization of acquisition costs for the three months ended March 31, 2007 is approximately $50,000 of equity in loss related to a Local Partnership, Michigan Beach, that reduced the carrying amount of the mortgage note receivable due from the Local Partnership.  During the three months ended March 31, 2007 and 2006, the Partnership received approximately $15,000 and $66,000, respectively, in distributions from Local Partnerships that were recognized as income in the statements of operations, included in “Item 1. Financial Statements,” since the Partnership’s investment in those Local Partnerships had been reduced to zero.

At times, advances are made to Local Partnerships in order to preserve the ability to receive applicable Tax Credits.  Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero are charged to expense.  During the three months ended March 31, 2007 and 2006 the Partnership advanced to several Local Partnerships approximately $248,000 and $19,000, respectively. One Local Partnership repaid advances, which were previously reserved, of approximately $75,000 during the three months ended March 31, 2006.

A recurring Partnership expense is the annual partnership management fee.  The fee, as defined in the Partnership Agreement, is payable to the General Partner and is calculated at 0.5% of the Partnership’s invested assets as of the beginning of the year.  The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of Partnership affairs. During the three months ended March 31, 2007 and 2006, management fees were approximately $118,000 and $135,000, respectively. The decrease in management fees is due to the loss of investment in five Local Partnerships during 2006.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership, general and administrative expenses and interest expense. Legal and accounting fees were approximately $19,000 for each of the three month periods ended March 31, 2007 and 2006. General and administrative expenses were approximately $38,000 and $30,000 for the three months ended March 31, 2007 and 2006, respectively. The increase in general and administrative is primarily due to amounts paid on behalf of Local Partnerships in which the Partnership lost its interest in 2006. Interest expense was approximately $122,000 and $36,000 for the three months ended March 31, 2007 and 2006, respectively. The increase in interest expense is primarily due to an increase in advances from an affiliate of the General Partner and an increase in the interest rate on such advances.

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in unconsolidated Local Limited Partnerships, in which the Partnership’s ownership percentage ranges from 50.49% to 99%.  However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Limited Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 1. Financial Statements”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Limited Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Limited Partnerships is limited to the recorded investments in and receivables from the Local Limited Partnerships.  See “Note 2 – Investments In and Advances to Local Limited Partnerships” of the financial statements in “Item 1. Financial Statements” for additional information about the Partnership’s investments in unconsolidated Local Limited Partnerships.

Other

AIMCO and its affiliates owned 397.0 limited partnership interests (the "Units") in the Partnership representing 0.55% of the outstanding Units at March 31, 2007. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO its sole stockholder.

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

The Partnership holds variable interests in 18 VIEs for which the Partnership is not the primary beneficiary. These 18 VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership or management of seventeen apartment properties with a total of 1,897 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $6,781,000 at March 31, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Subsequent to March 31, 2007, one VIE distributed proceeds from the March 30, 2007 sale of its investment property, and the Partnership lost its interest in this VIE.

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

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage of 50.49% to 99%. Distributions of surplus cash from operations from eleven of the Local Partnerships are restricted by the Local Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a percentage, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Partnership. For the other fourteen Local Partnerships distributions of surplus cash are not restricted. The Partnerships are allocated profits and losses and receive distributions from refinancings and sales in accordance with the Local Partnerships’ partnership agreements. These agreements usually limit the Partnerships' distributions to an amount substantially less than its ownership percentage in the Local Partnership.

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

PART II - OTHER INFORMATION

Item 5.

Other Information

The Partnership has a 99% limited partnership interest in Pampa Partnership Limited (“Pampa”).  Pampa owns one investment property, consisting of 96 units, located in Pampa, Texas.  On May 14, 2007, Pampa sold its sole investment property to a third party for a sales price of $1,800,000.  The Partnership will receive a distribution of approximately $931,000 from the sales proceeds.  The Partnership’s investment balance in Pampa was zero at March 31, 2007.

Item 6.

Exhibits

See Exhibit Index Attached.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

By: National Partnership Investments Corp.
General Partner

Date: May 15, 2007	By: /s/David R. Robertson
David R. Robertson
President and Chief Executive Officer

Date: May 15, 2007	By: /s/Kathleen Danilchick
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

Date:  May 15, 2007

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

Date:  May 15, 2007

/s/Kathleen Danilchick

Kathleen Danilchick

Senior Vice President and Chief Financial Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of National Tax Credit Investors II (the "Partnership"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Kathleen Danilchick, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: May 15, 2007

/s/Kathleen Danilchick
Name: Kathleen Danilchick
Date: May 15, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.