Form 10QSB
period 2007-09-30
NATIONAL TAX CREDIT INVESTORS II
filed 2007-11-13
CIK 859921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2007

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

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

NATIONAL TAX CREDIT INVESTORS II

BALANCE SHEET

SEPTEMBER 30, 2007

(in thousands)

(Unaudited)

ASSETS

Investments in and advances to Local Partnerships (Note 2)		$ 1,668
Cash and cash equivalents		4,123
Mortgage note receivable, net (Note 3)		4,278
Total assets		$10,069

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses		$ 104
Due to affiliates (Note 4)		6,152

Contingencies (Note 6)

Partners' (deficiency) capital:
General partner	$ (591)
Limited partners	4,404	3,813
Total liabilities and partners' (deficiency) capital		$10,069

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Interest income	$ 3	$ 1	$ 9	$ 3
Gain on legal settlement (Note 5)	--	--	--	102
Total revenues	3	1	9	105

Operating expenses:
Management fees - partners (Note 4)	118	135	353	404
General and administrative (Note 4)	44	35	104	111
Interest (Note 4)	113	163	353	280
Legal and accounting	14	22	68	75
Total operating expenses	289	355	878	870

Loss from partnership operations	(286)	(354)	(869)	(765)
Impairment loss (Note 1)	--	--	(240)	--
Gain on sale of investments (Note 2)	3,455	--	3,455	10
Distributions from Local Partnerships
recognized as income (Note 2)	11	22	1,005	91
Return of advances made to Local Partnerships
recognized as income (Note 2)	2	--	32	75
Advances made to Local Partnerships recognized
as expense (Note 2)	(58)	(11)	(433)	(308)
Equity in loss of Local Partnerships
and amortization of acquisition costs
(Note 2)	(14)	(85)	(219)	(215)

Net income (loss)	$ 3,110	$ (428)	$ 2,731	$(1,112)

Net income (loss) allocated to general
partner (1%)	$ 31	$ (4)	$ 27	$ (11)
Net income (loss) allocated to limited
partners (99%)	3,079	(424)	2,704	(1,101)

	$ 3,110	$ (428)	$ 2,731	$(1,112)
Net income (loss) per limited partnership
interest (Note 1)	$ 42.53	$ (5.86)	$ 37.35	$(15.21)

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(in thousands, except interest data)

(Unaudited)

	General	Limited
	Partner	Partners	Total

Partnership interests (Note 1)		72,370

Partners' (deficiency) capital,
December 31, 2006	$ (618)	$ 1,700	$ 1,082

Net income for the nine months
ended September 30, 2007	27	2,704	2,731

Partners' (deficiency) capital,
September 30, 2007	$ (591)	$ 4,404	$ 3,813

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$ 2,731	$(1,112)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Advances made to Local Partnerships recognized as expense	433	308
Return of advances made to Local Partnerships
recognized as income	(32)	(75)
Equity in loss of Local Partnerships and amortization
of acquisition costs	219	215
Impairment loss	240	--
Gain on sale of investments in Local Partnerhips	(3,455)	(10)
Change in accounts:
Accounts payable and accrued expenses	(33)	(34)
Accrued fees due to partners	403	454
Accrued interest due to affiliates	134	280
Net cash provided by operating activities	640	26

Cash flows from investing activities:
Acquisition of mortgage note receivable	--	(4,320)
Distributions from Local Partnerships recognized as a
return of investment balance	83	41
Proceeds from sale of Local Partnership interests	3,990	10
Advances to Local Partnerships	(447)	(312)
Repayment of advances by Local Partnerships	46	79
Net cash provided by (used in) investing activities	3,672	(4,502)

Cash flows from financing activities:
Advances from affiliate	--	4,601
Repayment of advances from affiliates	(481)	--
Net cash (used in) provided by financing activities	(481)	4,601

Net increase in cash and cash equivalents	3,831	125
Cash and cash equivalents, beginning of period	292	26

Cash and cash equivalents, end of period	$ 4,123	$ 151
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 219	$ --

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2007 and the results of operations and changes in cash flows for the nine months ended September 30, 2007 and 2006.

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

Mortgage Note Receivable

The Partnership reviews its mortgage note receivable whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  The Partnership has recorded its mortgage note receivable at September 30, 2007 at the amount at which the Partnership acquired the mortgage note receivable during 2006 less equity in loss recognized with respect to the Local Partnership that is obligated under the mortgage note.  No reserve was recognized during the nine months ended September 30, 2007.  See “Note 3 – Mortgage Note Receivable” for further information.

Impairment of Long-Lived Assets

The Partnership reviews long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. The Partnership recognized an impairment loss of approximately $240,000 during the nine months ended September 30, 2007. No impairment loss was recognized during the nine months ended September 30, 2006.

Abandonment of Limited Partnership Interests

During the nine months ended September 30, 2007, the number of Limited Partnership Interests decreased by 34 units, due to limited partners abandoning their units. In abandoning his or her Limited Partnership Interests, a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment.

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners’ share of net income (loss) by the number of limited partnership interests outstanding as of the beginning of the year. The number of limited partner interests was 72,404 as of January 1, 2007 and 2006.

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

The Partnership holds variable interests in 12 VIEs for which the Partnership is not the primary beneficiary. These 12 VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership or management of twelve apartment properties with a total of 1,309 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $5,946,000 at September 30, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007; however, the FASB has decided to issue an exposure draft that would indefinitely delay the effective date of SOP 07-1 until the FASB can reassess the provisions of SOP 07-1.  The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its financial statements in the period of adoption.

Note 2 - Investments In and Advances to Local Partnerships

As of September 30, 2007 the Partnership holds limited partnership interests in 19 Local Partnerships, located in 13 states and Puerto Rico. At September 30, 2007, the Local Partnerships own residential projects consisting of 2,034 apartment units.  As a limited partner of the Local Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their properties (the "Apartment Complexes").  The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

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

As of September 30, 2007, the investment balance in 15 of the 19 Local Partnerships had been reduced to zero, however, as discussed in Note 3, during 2006 the Partnership acquired the mortgage note receivable with respect to a Local Partnership that is obligated under the mortgage note.

At times, advances are made to Local Partnerships in order to preserve the ability to receive applicable Tax Credits.  Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero are charged to expense.  During the nine months ended September 30, 2007 and 2006 the Partnership advanced to several Local Partnerships approximately $447,000 and $312,000, respectively. One Local Partnership repaid advances of approximately $46,000 during the nine months ended September 30, 2007, of which approximately $32,000 had been previously charged to expense and two Local Partnerships repaid advances, one of which was previously reserved, of approximately $79,000 during the nine months ended September 30, 2006.

The following is a summary of the investments in and advances to Local Partnerships for the nine months ended September 30, 2007 (in thousands):

Investment balance, beginning of period	$ 2,703
Equity in loss of Local Partnerships, net (see Note 3)	(142)
Distributions recognized as a reduction
of investment balance	(83)
Advances to Local Partnerships	447
Repayment of advances by Local Partnerships	(46)
Advances made to Local Partnerships
recognized as expense	(401)
Sale of local partnership interests	(535)
Amortization of capitalized acquisition
costs and fees	(35)
Impairment loss	(240)
Investment balance, end of period	$ 1,668

The following are unaudited condensed combined estimated statements of operations for the three and nine months ended September 30, 2007 and 2006 for the Local Partnerships in which the Partnership has investments.  In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the 2007 amounts exclude Jefferson Meadows due to the sale of its investment property on March 30, 2007, exclude Pam Apartments which was sold May 14, 2007, exclude Edgewood, Salem Park, Germantown, and Meadow Lake Apartments for which the Partnership assigned its Local Partnership interest to third parties on September 28, 2007 and exclude Jamestown Terrace which is classified as held for sale at September 30, 2007. The Partnership has no remaining investment balance in these Local Partnerships at September 30, 2007. The 2006 amounts have been restated to exclude the seven Local Partnerships above, and to also exclude Oak View Apartments due to the sale of its investment property in December 2006 and Great Basin Associates due to the sale of the Partnership’s interest in October 2006.

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Revenues:
Rental and other income	$ 3,176	$ 2,995	$ 9,511	$ 9,021
Expenses
Operating expenses	1,909	1,789	5,982	5,502
Interest	846	863	2,537	2,585
Depreciation and amortization	752	748	2,256	2,240
Total expenses	3,507	3,400	10,775	10,327
Loss from continuing operations	$ (331)	$ (405)	$(1,264)	$(1,306)

An affiliate of the General Partner is currently the Local Operating General Partner in five of the Partnership’s 19 Local Partnerships included above, and another affiliate receives property management fees of approximately 5 percent of gross revenues from one of the Local Partnerships (See “Note 4 – Related Party Transactions").

During 2002, a Local Partnership, Michigan Beach, reached a settlement with the City of Chicago to complete necessary repairs to the exterior façade of the building.  As of September 30, 2007, the Partnership had advanced Michigan Beach approximately $1,347,000 to complete these repairs and an additional approximately $893,000 for other operational items. These advances bear interest at prime plus 2% (approximately 9.75% at September 30, 2007) and interest earned by the Partnership was approximately $169,000 for both of the nine months ended September 30, 2007 and 2006.  The Partnership has charged to expense all of the advances and any interest earned related to the advances to Michigan Beach due to the uncertainty of collection.

On February 28, 2006, a Local Partnership, Ashville Equity, sold its investment property to a third party.  The Partnership received a partial repayment of approximately $75,000 of fully reserved advances due from Ashville Equity during the three months ended March 31, 2007. The Partnership had no investment balance in this Local Partnership at September 30, 2007.

On June 30, 2006, the local operating general partner of Nickel River elected to exercise its option to buy the Partnership’s remaining interest in the Local Partnership for $10,000. The Partnership had no remaining investment balance in this Local Partnership at June 30, 2006 and the proceeds were recorded as gain on sale of investment for the nine months ended September 30, 2006.

On December 13, 2006, a Local Partnership, Oak View Spartanburg Limited Partnership (“Oakview”), sold its investment property.  The distribution proceeds received of approximately $1,880,000 exceeded the Partnership’s investment balance in Oakview by approximately $469,000, which was recognized as a distribution in excess of investment during the year ended December 31, 2006.  The Partnership had no investment balance remaining in this Local Limited Partnership at September 30, 2007.

On September 19, 2005, a Local Partnership, Pen-Hill-Co Limited Partnership, granted an option to sell its property, Westbridge Apartments, on or after January 2, 2006 to an affiliate of the lender for the outstanding indebtedness. Westbridge Apartments was sold to a third party on March 29, 2006 and the transaction was recorded as a deed-in-lieu of foreclosure. The Partnership had no remaining investment balance in this Local Partnership at September 30, 2007.

On March 30, 2007 a Local Partnership, Jefferson Meadows Apartments, sold its investment property to a third party. The Partnership received a distribution of approximately $39,000 during the second quarter of 2007.  The Partnership had no investment balance remaining in this Local Partnership at September 30, 2007 and the distribution was recognized as income during the nine months ended September 30, 2007.

During the second quarter of 2007, a Local Partnership, Pampa Partnership Limited, entered into a sale contract to sell its investment property to a third party. The sale was subject to the defeasance of the bonds encumbering the investment property. The sale was completed during the second quarter of 2007 and the Partnership received a distribution of approximately $931,000 from the sale proceeds. During the third quarter of 2007, the Partnership received an additional distribution of approximately $11,000 from the sale. The Partnership had no investment balance remaining in this Local Partnership at September 30, 2007 and the distributions were recognized as income during the nine months ended September 30, 2007.

During the second quarter of 2007, the Partnership was notified by the general partner of a Local Partnership, Jamestown Terrace Limited Partnership (“Jamestown”), that Jamestown had entered into a sale contract to sell its investment property, along with fourteen other investment properties in which the general partner is affiliated, to a third party.  The sale price of each property is based upon a third party appraisal and the amount of replacement reserves transferred to the purchaser at closing. The estimated sale price, if the sale occurs, for the investment property owned by Jamestown is approximately $3,900,000.  The estimated closing date of the sale is during the first quarter of 2008.  The Partnership had no investment balance remaining in Jamestown at September 30, 2007.   It is expected that the sale of the investment property owned by Jamestown will result in distributable proceeds to the Partnership; however, at this time an estimate of the distributable proceeds is not available.

During the second quarter of 2007, the Partnership recognized an impairment loss of approximately $240,000 in one Local Partnership, Meadowlakes Apartments (“Meadowlakes”).   Based upon information obtained by the Partnership relating to the estimated fair value of Meadowlakes, the Partnership determined that the carrying amount of its limited partnership investment in Meadowlakes exceeded the estimated proceeds the Partnership would expect to receive from a sale of the investment property owned by Meadowlakes.   The Partnership had no investment balance in this Local Partnership at September 30, 2007.

During the three and nine months ended September 30, 2007, the Partnership assigned its limited partnership interest in Edgewood Limited Partnership (“Edgewood”), Germantown Limited Partnership (“Germantown”), Meadow Lake Limited Partnership (“Meadow Lake”), and Salem Park Limited Partnership (“Salem Park”) to various individuals for approximately $411,000, $1,533,000, $99,000, and $1,947,000, respectively. The proceeds were recorded as gain on sale of investment for the three and nine months ended September 30, 2007. The Partnership had investment balances of approximately $206,000, $230,000, $99,000, and zero in Edgewood, Germantown, Meadow Lake and Salem Park, respectively, at the time of assignment and no investment balance as of September 30, 2007.

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

The second mortgage had a principal balance of approximately $3,596,000 at the time of purchase and accrues interest at a fixed rate of 6.11%.  Semiannual payments from 50% of surplus cash are required and the note matures in July of 2031. There is an option to the noteholder to accelerate maturity of the second mortgage after October 2008. There have been no payments made on the loan and Michigan Beach did not generate any surplus cash for the years ended December 31, 2006 and 2005.  The accrued interest at the time the Partnership purchased the second mortgage was approximately $1,605,000.  The accrued interest balance at September 30, 2007 was approximately $1,898,000. In June 2006, the local general partner, an affiliate of the General Partner, negotiated a purchase and sale contract for the sale of Michigan Beach to a third party for a total sales price of $13,700,000.  In September 2006, the third party terminated the purchase and sale contract.  The local general partner is currently marketing the property for sale. The Partnership recognized approximately $42,000 in equity in loss from Michigan Beach during the nine months ended September 30, 2007 and reduced the carrying value of the mortgage note receivable. The Partnership currently expects to receive payment in full on the second mortgage from Michigan Beach upon ultimate sale of the property and accordingly no reserve has been established against the carrying value of the mortgage note receivable at September 30, 2007, however, the Partnership has fully reserved any additional accrued interest.

Note 4 - Related Party Transactions

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner for the following fees:

(a)

An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) at the beginning of the year is payable to the General Partner. For the nine months ended September 30, 2007 and 2006, partnership management fees in the amount of approximately $353,000 and $404,000, respectively, were recorded as an expense.  At September 30, 2007, approximately $1,537,000 of these fees remain unpaid and are included in due to affiliates on the accompanying balance sheet.

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

(c)

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $45,000 for both of the nine months ended September 30, 2007 and 2006, and is included in general and administrative expenses. At September 30, 2007 approximately $167,000 of the reimbursement remains unpaid and is included in due to affiliates on the accompanying balance sheet. NTC-II or another affiliate of the General Partner is the Local Operating General Partner in five of the Partnership's 19 Local Partnerships. In addition, NTC-II is typically either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner managed one property and two properties owned by Local Partnerships during the nine months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2006 one of the properties managed by an affiliate of the General Partner was sold. The Local Partnerships pay the affiliate property management fees in the amount of five percent of their gross rental revenues and data processing fees. The amounts paid were approximately $76,000 and $71,000 for the nine months ended September 30, 2007 and 2006, respectively.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. Accordingly, prior to January 1, 2006, during the nine months ended September 30, 2006 and later in 2006, an affiliate of the General Partner advanced the Partnership funds for advances to Local Partnerships and for the Partnership’s purchase of the second mortgage at Michigan Beach.  There were no such advances during the nine months ended September 30, 2007. These advances bear interest at prime plus 2% (9.75% at September 30, 2007).  Interest expense was approximately $353,000 and $280,000 for the nine months ended September 30, 2007 and 2006, respectively. Approximately $700,000 of principal and accrued interest were repaid during the nine months ended September 30, 2007 from the distribution received from Pampa Partnership.  There were no such repayments during the nine months ended September 30, 2006.  Approximately $4,448,000 of advances and accrued interest remain unpaid at September 30, 2007 and are included in due to affiliates on the accompanying balance sheet.  Subsequent to September 30, 2007, advances and accrued interest of approximately $3,600,000 were repaid from the proceeds received from the assignment of the Partnership’s limited partnership interest in four Local Partnerships during September 2007.

As of September 30, 2007, the accrued fees and advances due to the General Partner exceeded the Partnership’s cash. The General Partner has indicated that, during the forthcoming year, it will not demand payment of amounts due in excess of such cash; however, the Partnership still remains liable for all such amounts.

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

During the year ended December 31, 2002, the Partnership received approximately $108,000 from one of the parties involved in this legal action as part of a settlement agreement. Approximately $1,492,000 of its share of the refinancing proceeds of Quivira Limited Partnership were received during August 2002. The Partnership obtained judgments totaling approximately $4,800,000 against certain defendants in 2002. During the year ended December 31, 2003, the Partnership received approximately $1,682,000 from the parties involved in this legal action as part of a global settlement agreement with the local general partner. During the nine months ended September 30, 2006 and the years ended December 31, 2005 and 2004, the Partnership received approximately $102,000, $80,000 and $193,000, respectively, in additional settlement payments. There were no settlement payments received during the nine months ended September 30, 2007.  As part of the settlement agreement, the Partnership expects to receive additional payments from the defendants over the next three years, however, no assurance can be given that these additional payments will be received.  Therefore, the Partnership will recognize any additional settlement payments in its statement of operations when received.

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

An infrequent source of funds for the Partnership would be from proceeds received as a result of a sale of a Local Partnership’s investment property or from the sale of the Partnership’s interest in a Local Partnership.  In this regard, on February 28, 2006, a Local Partnership, Ashville Equity, sold its investment property to a third party.  The Partnership received a partial repayment of approximately $75,000 of fully reserved advances due from Ashville Equity during the nine months ended September 30, 2006. The Partnership had no investment balance in this Local Partnership at September 30, 2007. On June 30, 2006, the local operating general partner of Nickel River elected to exercise its option to buy the Partnership’s remaining interest in the Partnership for $10,000. The Partnership had no remaining investment balance in this Local Partnership at September 30, 2006 and the proceeds were recorded as gain on sale of investment for the nine months ended September 30, 2006. The Partnership had no investment balance in this limited partnership at September 30, 2007.  On March 30, 2007, a local partnership, Jefferson Meadows, sold its investment property to a third party. The Partnership received approximately $39,000 in distributable proceeds during the second quarter of 2007. The Partnership had no investment balance in this Local Partnership at September 30, 2007. On April 5, 2007, a local partnership, Pampa Partnership Limited, sold its investment property to a third party. The Partnership received approximately $931,000 in distributable proceeds during the second quarter of 2007 and an additional distribution of approximately $11,000 during the third quarter of 2007.  The Partnership had no investment balance in this Local Partnership at September 30, 2007.

During the three and nine months ended September 30, 2007, the Partnership assigned its limited partnership interest in Edgewood Limited Partnership (“Edgewood”), Germantown Limited Partnership (“Germantown”), Meadow Lake Limited Partnership (“Meadow Lake”), and Salem Park Limited Partnership (“Salem Park”) to various individuals for approximately $411,000, $1,533,000, $99,000, and $1,947,000, respectively. The proceeds were recorded as gain on sale of investment for the three and nine months ended September 30, 2007. The Partnership had investment balances of approximately $206,000, $230,000, $99,000, and zero in Edgewood, Germantown, Meadow Lake and Salem Park, respectively, at the time of assignment and no investment balance as of September 30, 2007.

As of September 30, 2007, the Partnership has cash and cash equivalents of approximately $4,123,000 on deposit with a financial institution, earning interest at market rates.  This resulted in the Partnership earning approximately $9,000 and $3,000 in interest income for the nine months ended September 30, 2007 and 2006, respectively. The amount of interest income varies with the market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise.  The Partnership intends to continue investing available funds in this manner.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. Accordingly, prior to January 1, 2006, during the nine months ended September 30, 2006 and later in 2006, an affiliate of the General Partner advanced the Partnership funds for advances to Local Partnerships and for the Partnership’s purchase of the second mortgage at Michigan Beach.  There were no such advances during the nine months ended September 30, 2007. These advances bear interest at prime plus 2% (9.75% at September 30, 2007).  Interest expense was approximately $353,000 and $280,000 for the nine months ended September 30, 2007 and 2006, respectively. Approximately $700,000 of principal and accrued interest were repaid during the nine months ended September 30, 2007 from the distribution received from Pampa Partnership.  There were no such repayments during the nine months ended September 30, 2006.  Approximately $4,448,000 of advances and accrued interest remain unpaid at September 30, 2007 and are included in due to affiliates on the accompanying balance sheet included in “Item 1. Financial Statements”.  Subsequent to September 30, 2007, advances and accrued interest of approximately $3,600,000 were repaid from the proceeds received from the assignment of the Partnership’s limited partnership interest in four Local Partnerships during September 2007.

As of September 30, 2007, the accrued fees and advances due to the General Partner exceeded the Partnership’s cash. The General Partner has indicated that, during the forthcoming year, it will not demand payment of amounts due in excess of such cash; however, the Partnership still remains liable for all such amounts.

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

Results of Operations

The Partnership was formed to provide various benefits to its Limited Partners. It is not expected that any of the Local Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to Limited Partners in any material amount. The Partnership accounts for its investments in the Local Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Partnerships. The investments in 15 of the 19 Local Partnerships have been reduced to zero as of September 30, 2007, however, as discussed in Note 3 included in the financial statements in “Item 1. Financial Statements”, during 2006 the Partnership acquired the second mortgage note receivable with respect to a Local Partnership that is obligated under the second mortgage note.

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

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  During the nine months ended September 30, 2007 and 2006, the Partnership recognized equity in loss and amortization of acquisition costs of approximately $203,000 and $215,000, respectively, from Local Partnerships. Included in equity in loss and amortization of acquisition costs for the nine months ended September 30, 2007 is approximately $42,000 of equity in loss related to a Local Partnership, Michigan Beach, that reduced the carrying amount of the mortgage note receivable due from the Local Partnership.  During the nine months ended September 30, 2007 and 2006, the Partnership received approximately $1,005,000 and $91,000, respectively, in distributions from Local Partnerships that were recognized as income in the statements of operations, included in “Item 1. Financial Statements,” since the Partnership’s investment in those Local Partnerships had been reduced to zero.

At times, advances are made to Local Partnerships in order to preserve the ability to receive applicable Tax Credits.  Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero are charged to expense.  During the nine months ended September 30, 2007 and 2006 the Partnership advanced to several Local Partnerships approximately $447,000 and $312,000, respectively. One Local Partnership repaid advances of approximately $46,000 during the nine months ended September 30, 2007, of which approximately $32,000 was previously charged to expense.

A recurring Partnership expense is the annual partnership management fee.  The fee, as defined in the Partnership Agreement, is payable to the General Partner and is calculated at 0.5% of the Partnership’s invested assets as of the beginning of the year.  The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of Partnership affairs. During the nine months ended September 30, 2007 and 2006, management fees were approximately $353,000 and $404,000, respectively. The decrease in management fees is due to the loss of investment in five Local Partnerships during 2006.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership, general and administrative expenses and interest expense. Legal and accounting fees were approximately $68,000 and $75,000 for the nine month periods ended September 30, 2007 and 2006, respectively. General and administrative expenses were approximately $104,000 and $111,000 for the nine months ended September 30, 2007 and 2006, respectively. Interest expense was approximately $353,000 and $280,000 for the nine months ended September 30, 2007 and 2006, respectively. The increase in interest expense is primarily due to an increase in advances from an affiliate of the General Partner.

During the second quarter of 2007, the Partnership was notified by the general partner of a Local Partnership, Jamestown Terrace Limited Partnership (“Jamestown”), that Jamestown had entered into a sale contract to sell its investment property, along with fourteen other investment properties in which the general partner is affiliated, to a third party.  The sale price of each property is based upon a third party appraisal and the amount of replacement reserves transferred to the purchaser at closing. The estimated sale price, if the sale occurs, for the investment property owned by Jamestown is approximately $3,900,000.  The estimated closing date of the sale is during the first quarter of 2008.  The Partnership had no investment balance remaining in Jamestown at September 30, 2007.   It is expected that the sale of the investment property owned by Jamestown will result in distributable proceeds to the Partnership; however, at this time an estimate of the distributable proceeds is not available.

During the second quarter of 2007, the Partnership recognized an impairment loss of approximately $240,000 in one Local Partnership, Meadowlakes Apartments (“Meadowlakes”).   Based upon information obtained by the Partnership relating to the estimated fair value of Meadowlakes, the Partnership determined that the carrying amount of its limited partnership investment in Meadowlakes exceeded the estimated proceeds the Partnership would expect to receive from a sale of the investment property owned by Meadowlakes.   The Partnership had no investment balance in this Local Partnership at September 30, 2007.

During the three and nine months ended September 30, 2007, the Partnership assigned its limited partnership interest in Edgewood Limited Partnership (“Edgewood”), Germantown Limited Partnership (“Germantown”), Meadow Lake Limited Partnership (“Meadow Lake”), and Salem Park Limited Partnership (“Salem Park”) to various individuals for approximately $411,000, $1,533,000, $99,000, and $1,947,000, respectively. The proceeds were recorded as gain on sale of investment for the three and nine months ended September 30, 2007.  The Partnership had investment balances of approximately $206,000, $230,000, $99,000, and zero in Edgewood, Germantown, Meadow Lake and Salem Park, respectively, at the time of assignment and no investment balance as of September 30, 2007.

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

Other

AIMCO and its affiliates owned 397 limited partnership interests (the "Units") in the Partnership representing 0.55% of the outstanding Units at September 30, 2007. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO its sole stockholder.

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

The Partnership holds variable interests in 12 VIEs for which the Partnership is not the primary beneficiary. These 12 VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership or management of twelve apartment properties with a total of 1,309 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $5,946,000 at September 30, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

By: National Partnership Investments Corp.
General Partner

Date: November 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2007	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

NATIONAL TAX CREDIT INVESTORS II

EXHIBIT INDEX

Exhibit

Description of Exhibit

3

Partnership Agreement (herein incorporated by reference to the Partnership's Form S-11 Registration No. 33-27658)

10

Loan Sale Agreement between Pami Midatlantic LLC, a Delaware limited liability company and National Tax Credit Investors II, a California limited partnership dated May 30, 2006. Incorporated by reference to Current Report on Form 8-K dated May 30, 2006.

10.1

Assignment and Assumption Agreement by and between National Tax Credit Investors II, a California limited partnership and National Tax Credit, Inc. II, a California Corporation and Edgewood Management Company, Inc., an Arkansas Corporation, and James E. Lindsey, Walter L. Harber, and Gary S. Cuozzo individuals, dated September 28, 2007. Incorporated by reference to Current Report on Form 8-K dated September 28, 2007.

10.2

Assignment and Assumption Agreement by and between National Tax Credit Investors II, a California limited partnership and National Tax Credit, Inc. II, a California Corporation and Germantown Management Company, Inc., an Arkansas Corporation, and James E. Lindsey, Walter L. Harber, Gary S. Cuozzo, and Edward Calhoun individuals, dated September 28, 2007. Incorporated by reference to Current Report on Form 8-K dated September 28, 2007.

10.3

Assignment and Assumption Agreement by and between National Tax Credit Investors II, a California limited partnership and National Tax Credit, Inc. II, a California Corporation and Meadow Lake Management Company, Inc., an Arkansas Corporation, and Porter R. Rodgers Jr., William Ball, and James E. Lindsey, individuals, dated September 28, 2007. Incorporated by reference to Current Report on Form 8-K dated September 28, 2007.

10.4

Assignment and Assumption Agreement by and between National Tax Credit  Investors II, a California limited partnership and National Tax Credit, Inc. II, a California Corporation and Salem Park Management Company,  Inc., an Arkansas Corporation, and James E. Lindsey, Walter L. Harber, Gary S. Cuozzo, and Edward Calhoun individuals, dated September 28, 2007. Incorporated by reference to Current Report on Form 8-K dated September 28, 2007.

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