Form 10KSB
period 2007-12-31
NATIONAL TAX CREDIT INVESTORS II
filed 2008-04-14
CIK 859921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Limited Partnership Units

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

State issuer’s revenues for its most recent fiscal year. $19,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2007.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE NONE

Transitional Small Business Disclosure Format (Check one):  Yes [ ]; No [X]

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and its investment in limited partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the limited partnerships in which the Partnership has invested.   Readers should carefully review the Partnership’s financial statements and the notes thereto, and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

Prior to 2006, the Partnership lost its interest in seven Local Partnerships either through the sale of its interest, the sale of the property held by the Local Partnership or through foreclosure.  During 2006, the Partnership lost its interest in three Local Partnerships due to the sale of the respective investment property and two Local Partnerships due to the sale of the Partnership’s interests.  During 2007 the Partnership lost its interest in three Local Partnerships due to the sale of the respective investment property and four Local Partnerships due to the sale of the Partnership’s interests. As of December 31, 2007, the Partnership holds limited partner interests in 18 Local Partnerships located in 12 states and Puerto Rico. Each of these Local Partnerships owns a project that is eligible for the Housing Tax Credit. Several of the Local Partnerships also benefit from government programs promoting low or moderate income housing.

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

During 2007, the projects in which NTCI-II had invested were substantially rented. The following is a schedule of the status as of December 31, 2007, of the projects owned by Local Partnerships in which NTCI-II is a limited partner.

SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS

IN WHICH NTCI-II HAS AN INVESTMENT

DECEMBER 31, 2007

			Units
		Financed,	Authorized	Occupancy
		Insured	for Rental	Percentage
		and	Assistance	for the Years Ended
	No. of	Subsidized	Under	December 31,
Name and Location	Units	Under	Section 8	2007	2006

Columbus Junction Park
Columbus Junction, IA	24	(A)	24	80%	69%
Countryside
Howell Township, NJ	180	--	--	98%	98%
Fourth Street
Los Angeles, CA	44	--	--	98%	95%
Grimes Park Apartments
Grimes, IA	16	(A)	7	97%	91%
Jamestown Terrace
Jamestown, CA (B)	56	(A)	43	97%	96%
Kentucky River Apartments
Winchester, KY	42	--	--	93%	96%
Lincoln Grove Apartments
Greensboro, NC	116	--	--	86%	90%
Michigan Beach Apartments
Chicago, IL	239	--	--	92%	89%
Norwalk Park Apartments
Norwalk, IA	16	(A)	4	96%	97%
Palm Springs View
Palm Springs, CA	120	--	--	95%	95%
Pensacola Affordable
Pensacola, FL	56	--	--	94%	90%
Pineview Terrace
Katy, TX	120	--	--	91%	80%
Quivira
Lenexa, KS	289	--	--	75%	73%
Rancho Del Mar
Tucson, AZ	312	--	--	73%	84%
Sitka III
Sitka, AK	16	(A)	16	97%	95%
Soldotna (Northwood
Senior) Apartments
Soldotna, AK	23	(A)	23	91%	98%

SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS

IN WHICH NTCI-II HAS AN INVESTMENT (continued)

DECEMBER 31, 2007

			Units
		Financed,	Authorized	Occupancy
		Insured	for Rental	Percentage
		and	Assistance	for the Years Ended
	No. of	Subsidized	Under	December 31,
Name and Location	Units	Under	Section 8	2007	2006

Torres de Plata II
Toa Alto, PR	78	(A)	78	100%	75%
Virginia Park Meadows
Detroit, MI	83	--	--	95%	94%

	1,830		195

(A)

The mortgage is insured by the Federal Housing Administration under the provisions of Section 515 of the National Housing Act.

(B)   Asset is held for sale at December 31, 2007.

The following table details the Partnership’s ownership percentages of the Local Partnerships and the cost of acquisition of such ownership.  All interests are limited partner interests.  Also included is the total mortgage and other encumbrances on each property for each of the Local Partnerships as of December 31, 2007.

	NTCI-II	Original Cost
	Percentage	of Ownership	Mortgage
Name and Location	Interest	Interest	Notes	Notes Payable
		(in thousands)	(in thousands)	(in thousands)
Columbus Junction Park
Columbus Junction, IA	99.00%	$ 218	$ 634	$ --
Countryside
Howell Township, NJ	99.00%	95	3,801	143
Fourth Street
Los Angeles, CA	99.00%	1,575	819	--
Grimes Park Apartments
Grimes, IA	99.00%	1,858	447	--
Kentucky River Apartments
Winchester, KY	99.00%	1,200	775	--
Lincoln Grove Apartments
Greensboro, NC	99.00%	840	2,397	--
Michigan Beach Apartments
Chicago, IL	98.90%	1,575	6,000	3,460
Norwalk Park Apartments
Norwalk, IA	99.00%	465	415	--
Palm Springs View
Palm Springs, CA	50.49%	57	4,895	--
Pensacola Affordable
Pensacola, FL	99.00%	300	823	--
Pineview Terrace
Katy, TX	98.99%	132	2,564	--

	NTCI-II	Original Cost
	Percentage	of Ownership	Mortgage
Name and Location	Interest	Interest	Notes	Notes Payable
		(in thousands)	(in thousands)	(in thousands)
Quivera
Lenexa, KS	99.00%	43	6,112	--
Rancho Del Mar
Tucson, AZ	66.40%	216	5,937	--
Sitka III
Sitka, AK	99.00%	1,277	1,135	--
Soldotna (Northwood Senior)
Apartments
Soldotna, AK	99.00%	1,391	1,439	--
Torres de Plata II
Toa Alto, PR	99.00%	100	2,984	--
Virginia Park Meadows
Detroit, MI	98.90%	248	3,316	422
		$11,590	$44,493	$4,025

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the limited partners through the solicitation of proxies or otherwise during the quarter ended December 31, 2007.

PART II

ITEM 5.

MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED PARTNERSHIP MATTERS

The limited partnership interests (the “Units”) are not traded on a public exchange but were sold through a public offering managed by PaineWebber Incorporated.  It is not anticipated that any active public market will develop for the purchase and sale of any limited partnership interest, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership.  A Unit may not be transferred but can be assigned only if certain requirements in the Partnership Agreement are satisfied.  At December 31, 2007, there were 3,108 registered holders of 72,360 Units in NTCI-II. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to limited partners in circumstances other than refinancing or disposition of its investments in Local Partnerships.  Distributions have not been made from inception of the Partnership to December 31, 2007.

AIMCO and its affiliates owned 397.0 Units in the Partnership representing 0.55% of the outstanding Units at December 31, 2007. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

As of December 31, 2007, the Partnership has cash and cash equivalents of approximately $2,865,000 on deposit with a financial institution, earning interest at market rates.  This resulted in the Partnership earning approximately $19,000 and $7,000 in interest income for the years ended December 31, 2007 and 2006, respectively.  The amount of interest income varies with the market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise.  The Partnership intends to continue investing available funds in this manner.

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

An infrequent source of funds for the Partnership would be proceeds received as a result of a sale of a Local Partnership’s investment property or from the sale of the Partnership’s interest in a Local Partnership. In this regard, on March 30, 2007, a Local Partnership, Jefferson Meadows Apartments, sold its investment property to a third party.  The Partnership received approximately $39,000 in distributable proceeds during the year ended December 31, 2007.  The Partnership had no remaining investment in this Local Partnership and the proceeds were recognized as a distribution in excess of investment balance on the statement of operations included in “Item 7. Financial Statements”.

On April 5, 2007, a local partnership, Pampa Partnership Limited, sold its investment property to a third party. The Partnership received approximately $942,000 in distributable proceeds during the year ended December 31, 2007. The Partnership had no remaining investment balance in this Local Partnership and the proceeds were recognized as a distribution in excess of investment balance on the statement of operations included in “Item 7. Financial Statements”.

On December 27, 2007, a local partnership, Huntsville Properties Limited Partnership, sold its investment property to a third party. The Partnership received approximately $5,048,000 in distributable proceeds during the year ended December 31, 2007. The Partnership had no remaining investment balance in this Local Partnership and the proceeds were recognized as a distribution in excess of investment balance on the statement of operations included in “Item 7. Financial Statements”.

During the year ended December 31, 2007, the Partnership assigned its limited partnership interest in Edgewood Limited Partnership (“Edgewood”), Germantown Limited Partnership (“Germantown”), Meadow Lake Limited Partnership (“Meadow Lake”), and Salem Park Limited Partnership (“Salem Park”) to various individuals for approximately $411,000, $1,533,000, $99,000, and $1,947,000, respectively. The proceeds were recorded as gain on sale of investment for the year ended December 31, 2007 included in “Item 7. Financial Statements”. The Partnership had investment balances of approximately $206,000, $230,000, $99,000, and zero in Edgewood, Germantown, Meadow Lake and Salem Park, respectively, at the time of assignment and no investment balances as of December 31, 2007.

On December 13, 2006, a Local Partnership, Oak View Spartanburg Limited Partnership, sold its investment property (“Oakview”). The distribution proceeds received of approximately $1,880,000 exceeded the Partnership’s investment balance in Oakview by approximately $468,000, which was recognized as a distribution in excess of investment balance on the statement of operations included in “Item 7. Financial Statements”.

On February 28, 2006, a Local Partnership, Ashville Equity, sold its investment property to a third party.  The Partnership received a partial repayment of approximately $75,000 of fully reserved advances due from Ashville Equity during the year ended December 31, 2006.  During the year ended December 31, 2007, the Partnership received additional payments of approximately $32,000 of fully reserved advances due from Ashville Equity. The Partnership had no investment balance in this Local Partnership at December 31, 2006 or December 31, 2007.

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

On June 30, 2006, the local operating general partner of Nickel River elected to exercise its option to buy the Partnership’s remaining interest in the Partnership for $10,000. The Partnership had no remaining investment balance in this Local Partnership at December 31, 2006 and the proceeds were recognized as gain on sale of investment on the statement of operations included in “Item 7. Financial Statements”.

On October 17, 2006, the local general partner exercised its option to buy the Partnership’s remaining interest in Great Basin Limited Partnership for $5,000. The Partnership had no remaining investment balance in this Local Partnership at December 31, 2006 and the proceeds were recognized as gain on sale of investment on the statement of operations included in “Item 7. Financial Statements”.

On October 31, 2006, a Local Partnership, Huntsville Properties Limited Partnership refinanced the existing mortgage note encumbering the investment property with a new mortgage note in the amount of $4,400,000. The Partnership received a distribution of approximately $44,000 from the refinance proceeds.  The Partnership had no investment balance remaining in this Local Partnership at December 31, 2006 and the distribution was recognized as a distribution in excess of investment balance on the statement of operations included in “Item 7. Financial Statements”.

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

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. Accordingly, prior to January 1, 2006 and during the year ended December 31, 2006 AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership funds for advances to Local Partnerships and for the Partnership’s purchase of the second mortgage at Michigan Beach.  There were no such advances during the year ended December 31, 2007. These advances bear interest at prime plus 2%.  Interest expense was approximately $381,000 and $447,000 for the years ended December 31, 2007 and 2006, respectively. Approximately $5,176,000 and $1,800,000 of principal and accrued interest were repaid during the years ended December 31, 2007 and 2006, respectively.  There were no advances or accrued interest owed at December 31, 2007. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

Results of Operations

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  During the years ended December 31, 2007 and 2006, the Partnership recognized equity in loss and amortization of approximately $539,000 and $491,000, respectively, from Local Partnerships.  During the years ended December 31, 2007 and 2006, the Partnership received approximately $6,053,000 and $606,000, respectively, in distributions from Local Partnerships that were recognized as income in the statements of operations since the Partnership’s investment in those Local Partnerships had been reduced to zero.

At times, advances are made to Local Partnerships in order to preserve the ability to receive applicable Tax Credits. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero are charged to expense.  During the years ended December 31, 2007 and 2006 the Partnership advanced to several Local Partnerships approximately $544,000 and $325,000, respectively. One Local Partnership repaid advances of approximately $46,000 during the year ended December 31, 2007 and two Local Partnerships repaid advances, one of which was previously reserved, of approximately $79,000 during the year ended December 31, 2006. During the years ended December 31, 2007 and 2006, the Partnership recorded approximately $530,000 and $321,000, respectively, as advances made to Local Partnerships recognized as expense on the statements of operations included in “Item 7. Financial Statements”.

A recurring Partnership expense is the annual partnership management fee.  The fee, as defined in the Partnership Agreement, is payable to the General Partner and is calculated at 0.5% of the Partnership’s invested assets as of the beginning of the year.  The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of Partnership affairs. For the years ended December 31, 2007 and 2006, management fees were approximately $471,000 and $539,000, respectively. The decrease for the year ended December 31, 2007 is due to the loss of investment in five Local Partnerships during 2006.

Operating expenses, exclusive of the management fee, consist of legal and accounting expenses for services rendered to the Partnership, general and administrative expenses and interest expense. Legal and accounting expenses were approximately $105,000 and $98,000 for the years ended December 31, 2007 and 2006, respectively. Legal and accounting expense increased for the year ended December 31, 2007 due primarily to increases in legal costs associated with investments in Local Partnerships. General and administrative expenses were approximately $139,000 and $143,000 for the years ended December 31, 2007 and 2006, respectively. Interest expense was approximately $381,000 and $447,000 for the years ended December 31, 2007 and 2006, respectively. The decrease in interest expense is due to the repayment of the advances during 2007.

During the year ended December 31, 2007, the Partnership was notified by the general partner of a Local Partnership, Jamestown Terrace Limited Partnership (“Jamestown”), that Jamestown had entered into a sale contract to sell its investment property, along with fourteen other investment properties in which the general partner is affiliated, to a third party. The sale price of each property is based upon a third party appraisal and the amount of replacement reserves transferred to the purchaser at closing. The estimated sale price, if the sale occurs, for the investment property owned by Jamestown is approximately $3,900,000.  The estimated closing date of the sale is during the third quarter of 2008.  The Partnership had no investment balance remaining in Jamestown at December 31, 2007.   It is expected that the sale of the investment property owned by Jamestown will result in distributable proceeds to the Partnership; however, at this time an estimate of the distributable proceeds is not available.

During the year ended December 31, 2007, the Partnership recognized an impairment loss of approximately $240,000 in one Local Partnership, Meadow Lake Limited Partnership (“Meadow Lakes”).   Based upon information obtained by the Partnership relating to the estimated fair value of Meadow Lake, the Partnership determined that the carrying amount of its limited partnership investment in Meadow Lake exceeded the estimated proceeds the Partnership would expect to receive from a sale of the investment property owned by Meadow Lake.   The Partnership had no investment balance in this Local Partnership at December 31, 2007.

During the year ended December 31, 2007, the Partnership assigned its limited partnership interest in Edgewood Limited Partnership (“Edgewood”), Germantown Limited Partnership (“Germantown”), Meadow Lake Limited Partnership (“Meadow Lake”), and Salem Park Limited Partnership (“Salem Park”) to various individuals for approximately $411,000, $1,533,000, $99,000, and $1,947,000, respectively. The proceeds were recorded as gain on sale of investment for the year ended December 31, 2007. The Partnership had investment balances of approximately $206,000, $230,000, $99,000, and zero in Edgewood, Germantown, Meadow Lake and Salem Park, respectively, at the time of assignment and no investment balances as of December 31, 2007.

On March 30, 2007, a Local Partnership, Jefferson Meadows Apartments, sold its investment property to a third party.  The Partnership received approximately $39,000 in distributable proceeds during the year ended December 31, 2007.  The Partnership had no remaining investment in this Local Partnership and the proceeds were recognized as a distribution in excess of investment balance on the statement of operations included in “Item 7. Financial Statements”.

On April 5, 2007, a local partnership, Pampa Partnership Limited, sold its investment property to a third party. The Partnership received approximately $942,000 in distributable proceeds during the year ended December 31, 2007. The Partnership had no remaining investment balance in this Local Partnership and the proceeds were recognized as a distribution in excess of investment balance on the statement of operations included in “Item 7. Financial Statements”.

On December 27, 2007, a local partnership, Huntsville Properties Limited Partnership, sold its investment property to a third party. The Partnership received approximately $5,048,000 in distributable proceeds during the year ended December 31, 2007. The Partnership had no remaining investment balance in this Local Partnership and the proceeds were recognized as a distribution in excess of investment balance on the statement of operations included in “Item 7. Financial Statements”.

On December 13, 2006, a Local Partnership, Oak View sold its investment property. As the distribution proceeds of approximately $1,880,000 exceeded the Partnership’s investment balance of approximately $1,412,000, approximately $468,000 was recognized as a distribution in excess of investment balance on the statement of operations included in “Item 7. Financial Statements”.

On June 30, 2006, the local operating general partner of Nickel River elected to exercise its option to buy the Partnership’s remaining interest in the Partnership for $10,000. The Partnership had no remaining investment balance in this Local Partnership at December 31, 2006 and the proceeds were recognized as gain on sale of investment on the statement of operations included in “Item 7. Financial Statements”.

On October 17, 2006, the Partnership sold its interest in Great Basin Associates to the local operating partner for $5,000. The Partnership had no remaining investment balance in this Local Partnership and the proceeds were recognized as gain on sale of investment on the statement of operations included in “Item 7. Financial Statements”.

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

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in unconsolidated Local Partnerships, in which the Partnership’s ownership percentage ranges from 50.49% to 99%.  However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 7. Financial Statements”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Partnerships is limited to the recorded investments in and receivables from the Local Partnerships.  See “Note 2 – Investments In and Advances to Local Partnerships” of the financial statements in “Item 7. Financial Statements” for additional information about the Partnership’s investments in unconsolidated Local Partnerships.”

Other

AIMCO and its affiliates owned 397.0 limited partnership interests (the "Units") in the Partnership representing 0.55% of the outstanding Units at December 31, 2007. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

The Partnership holds variable interests in 11 VIEs for which the Partnership is not the primary beneficiary. These 11 VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership or management of eleven apartment properties with a total of 1,105 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $5,490,000 at December 31, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

ITEM 7.  FINANCIAL STATEMENTS

NATIONAL TAX CREDIT INVESTORS II

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet – December 31, 2007

Statements of Operations – Years ended December 31, 2007 and 2006

Statements of Changes in Partners’ (Deficiency) Capital  – Years ended December 31, 2007 and 2006

Statements of Cash Flows – Years ended December 31, 2007 and 2006

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

National Tax Credit Investors II

We have audited the accompanying balance sheet of National Tax Credit Investors II as of December 31, 2007, and the related statements of operations, changes in partners' (deficiency) capital and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of National Tax Credit Investors II at December 31, 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

April 14, 2008

NATIONAL TAX CREDIT INVESTORS II

BALANCE SHEET

(in thousands)

DECEMBER 31, 2007

ASSETS

Investments in and advances to Limited Partnerships (Note 2)		$ 1,308
Cash and cash equivalents		2,865
Mortgage note receivable, net (Note 3)		4,182
Total assets		$ 8,355

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses		$ 119

Contingencies (Note 8)

Partners’ (deficiency) capital:
General partner	$ (546)
Limited partners	8,782	8,236
Total liabilities and partners' (deficiency) capital		$ 8,355

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

	Years Ended December 31,
	2007	2006
Revenues:
Interest income	$ 19	$ 7
Gain on legal settlement (Note 6)	--	102
Total revenues	19	109

Operating expenses:
Management fees - partners (Note 4)	471	539
General and administrative (Note 4)	139	143
Interest (Note 4)	381	447
Legal and accounting	105	98
Total operating expenses	1,096	1,227

Loss from Partnership operations	(1,077)	(1,118)

Impairment loss (Note 1)	(240)	--
Gain on sale of investments (Note 2)	3,455	15
Distributions from Local Partnerships in excess of
investment balance (Note 2)	6,053	606
Return of advances made to Local Partnerships
recognized as income (Note 2)	32	75
Advances made to Local Partnerships recognized
as expense (Note 2)	(530)	(321)
Equity in loss of Local Partnerships and amortization of
acquisition costs, net (Note 2)	(539)	(491)

Net income (loss) (Note 5)	$ 7,154	$(1,234)

Net income (loss) allocated to general partner (1%)	$ 72	$ (12)
Net income (loss) allocated to limited partners (99%)	7,082	(1,222)

	$ 7,154	$(1,234)

Net income (loss) per limited partnership interest (Note 1)	$ 97.81	$(16.88)

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENTS OF CHANGES IN PARTNERS'(DEFICIENCY) CAPITAL

(in thousands, except interests)

	General	Limited
	Partner	Partners	Total

Limited Partnership Interests (Note 1)		72,360

Partners’ (deficiency) capital at
December 31, 2005	$ (606)	$ 2,922	$ 2,316

Net loss for the year ended December 31, 2006	(12)	(1,222)	(1,234)

Partners’ (deficiency) capital at
December 31, 2006	(618)	1,700	1,082

Net income for the year ended December 31, 2007	72	7,082	7,154

Partners’ (deficiency) capital at
December 31, 2007	$ (546)	$ 8,782	$ 8,236

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$ 7,154	$(1,234)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Advances made to Local Partnerships recognized as expense	530	321
Return of advances made to Local Partnerships recognized
as income	(32)	(75)
Equity in loss of Local Partnerships and amortization
of acquisition costs, net	539	491
Impairment loss	240	--
Gain on sale of investments	(3,455)	(15)
Change in accounts:
Accounts payable and accrued expenses	(18)	(14)
Accrued fees due to partners	(1,301)	606
Accrued interest due to affiliates	(56)	(58)
Net cash provided by operating activities	3,601	22

Cash flows from investing activities:
Acquisition of mortgage note receivable	--	(4,320)
Distributions from Local Partnerships recognized as a return
of investment balance	219	1,490
Proceeds from sale of investments	3,990	15
Advances to Local Partnerships	(544)	(325)
Repayment of advances by Local Partnerships	46	79
Net cash provided by (used in) investing activities	3,711	(3,061)

Cash flows from financing activities:
Advances from affiliate	--	4,601
Repayments of advances from affiliate	(4,739)	(1,296)
Net cash (used in) provided by financing activities	(4,739)	3,305

Net increase in cash and cash equivalents	2,573	266
Cash and cash equivalents, beginning of year	292	26
Cash and cash equivalents, end of year	$ 2,865	$ 292
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 437	$ 504

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balance at December 31, 2007 is maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

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

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners' share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the year.  The number of limited partnership interests was 72,404 at both January 1, 2007 and 2006.

Abandoned Units

During 2007, the number of limited partnership units decreased by 44 units due to limited partners abandoning their units.  In abandoning his or her partnership units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of the abandonment.

Mortgage Note Receivable

The Partnership reviews its mortgage note receivable whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  The Partnership has recorded its mortgage note receivable at December 31, 2007 at the amount at which the Partnership acquired the mortgage note receivable during 2006 less equity in loss recognized with respect to the Local Partnership that is obligated under the mortgage note. No reserve was recognized during the years ended December 31, 2007 and 2006, respectively. See “Note 3 – Mortgage Note Receivable” for further information.

Impairment of Long-Lived Assets

The Partnership reviews long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. The Partnership recognized an impairment loss of approximately $240,000 during the year ended December 31, 2007. No impairment loss was recognized during the year ended December 31, 2006.

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

The Partnership holds variable interests in 11 VIEs for which the Partnership is not the primary beneficiary. These 11 VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership or management of eleven apartment properties with a total of 1,105 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $5,490,000 at December 31, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are  applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership is in the process of implementing SFAS No. 157; however, it has not completed its evaluation and thus has not yet determined the effect that SFAS No. 157 will have on the Partnership’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership adopted SFAS No. 159 on January 1, 2008, and at that time did not elect the fair value option for any of its financial instruments or other items within the scope of SFAS No. 159.

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  In February 2008, the FASB issued FASB Staff Position SOP 07-1-1 that indefinitely defers the effective date of SOP 07-1.

Note 2 - Investments in and Advances to Local Partnerships

As of December 31, 2007 the Partnership holds limited partnership interests in 18 Local Partnerships, located in 12 states and Puerto Rico.  As a limited partner of the Local

Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their properties (the "Apartment Complexes"). The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

At December 31, 2007, the Local Partnerships own residential projects consisting of 1,830 apartment units.

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

As of December 31, 2007, the investment balance in 14 of the 18 Local Partnerships had been reduced to zero.

Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero are charged to expense.  During the years ended December 31, 2007 and 2006 the Partnership advanced to several Local Partnerships approximately $544,000 and $325,000, respectively. One Local Partnership repaid advances of approximately $46,000 during the year ended December 31, 2007, of which approximately $32,000 had been previously charged to expense, and two Local Partnerships repaid advances, one of which was previously reserved, of approximately $79,000 during the year ended December 31, 2006. During the years ended December 31, 2007 and 2006, the Partnership recognized approximately $530,000 and $321,000, respectively, as expense for advances on the accompanying statements of operations.

The following is a summary of the investments in and advances to Local Partnerships for the year ended December 31, 2007 (in thousands):

Investment balance, beginning of year	$ 2,703
Equity in losses of local partnerships	(359)
Distributions recognized as a return
of investment balance	(219)
Advances to local partnerships	544
Repayment of advances by local partnerships	(46)
Advances made to local partnerships
recognized as expense	(530)
Sale of local partnership interests	(535)
Return of advances made to local
partnerships recognized as income	32
Amortization of capitalized acquisition
costs and fees	(42)
Impairment loss	(240)
Investment balance, end of year	$ 1,308

The difference between the investment per the accompanying balance sheet at December 31, 2007 and the equity per the Local Partnerships' condensed combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Partnerships, costs capitalized to the investment account, cumulative distributions recognized as income, the Partnership's recording of capital contributions payable to the Local Partnerships in its investment balance and recognition of impairment losses.

The Partnership’s value of its investments and its equity in the income/loss and/or distributions from the Local Partnerships are, for certain Local Partnerships, individually, not material to the overall financial position of the Partnership. The financial information from the unaudited condensed combined financial statements of such Local Partnerships at December 31, 2007 and for each of the two years in the period then ended is presented below.  The Partnership’s value of its investments in Fourth Street Apartment Investors and Michigan Beach Limited Partnership, (collectively, the “Material Investees”) are considered material to the Partnership’s financial position and amounts included below for the Material Investees are included on an audited basis.

The following are condensed combined statements of operations for the years ended December 31, 2007 and 2006 for the Local Partnerships in which the Partnership has investments.  In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the 2007 amounts exclude Jefferson Meadows due to the sale of its investment property on March 30, 2007; Pam Apartments which was sold May 14, 2007; Edgewood, Salem Park, Germantown, and Meadow Lake Apartments for which the Partnership assigned its Local Partnership interest to third parties on September 28, 2007; and Parkwood Landing which was sold on December 26, 2007; and Jamestown Terrace which is classified as held for sale at December 31, 2007. The Partnership has no remaining investment balance in these Local Partnerships at December 31, 2007. The 2006 amounts have been restated to exclude the seven Local Partnerships above, and to also exclude Oak View Apartments due to the sale of its investment property in December 2006 and Great Basin Associates due to the sale of the Partnership’s interest in October 2006.

Condensed Combined Balance Sheet of the Local Partnerships
(in thousands)
	December 31, 2007
Assets	Unaudited	Audited	Total
Land	$ 2,692	$ 1,037	$ 3,729
Building and improvements, net of
Accumulated depreciation of $35,640
and $4,308, respectively	28,192	6,639	34,831

Other assets	4,617	905	5,522
Total assets	$ 35,501	$ 8,581	$ 44,082

Liabilities and Partners Deficit:
Liabilities:
Mortgage notes payable	$ 37,674	$ 6,819	$ 44,493
Other liabilities	6,159	10,198	16,357
	43,833	17,017	60,850

Partners’ deficit	(8,332)	(8,436)	(16,768)

Total liabilities and partners' deficit	$ 35,501	$ 8,581	$ 44,082

Condensed Combined Results of Operations of the Local Partnerships
(in thousands)
	For the years ended December 31,

	2007	2007	2007	2006	2006	2006
	Unaudited	Audited	Total	Unaudited	Audited	Total
				(Restated)	(Restated)	(Restated)

Total revenues	$ 8,844	$ 2,553	$11,397	$ 8,715	$ 2,349	$11,064

Expenses:
Operating expenses	5,796	2,085	7,881	5,641	1,876	7,517
Interest	2,405	824	3,229	2,276	731	3,007
Depreciation and amortization	2,176	515	2,691	2,184	468	2,652
Total expenses	10,377	3,424	13,801	10,101	3,075	13,176

Loss from continuing
operations	$(1,533)	$ (871)	$(2,404)	$(1,386)	$ (726)	$(2,112)

An affiliate of the General Partner is currently the Local Operating General Partner in five of the Partnership’s 18 Local Partnerships included above, and another affiliate currently receives property management fees of approximately 5 percent of gross revenues from one of the Local Partnerships (see “Note 3 – Transactions with Affiliated Parties").

During 2002, a Local Partnership, Michigan Beach, reached a settlement with the City of Chicago to complete necessary repairs to the exterior façade of the building.  As of December 31, 2007, the Partnership had advanced Michigan Beach approximately $1,347,000 to complete these repairs and an additional approximately $893,000 for other operational items. These advances bear interest at prime plus 2% (approximately 9.25% at December 31, 2007) and interest earned by the Partnership was approximately $225,000 for both of the years ended December 31, 2007 and 2006.  The Partnership has charged to expense all of the advances and any interest earned related to the advances to Michigan Beach due to the uncertainty of collection.

On February 28, 2006, a Local Partnership, Ashville Equity, sold its investment property to a third party.  The Partnership received a partial repayment of approximately $75,000 of fully reserved advances due from Ashville Equity during the year ended December 31, 2006. During the year ended December 31, 2007, the Partnership received additional payments of approximately $32,000 of fully reserved advances due from Ashville Equity. The Partnership had no investment balance in this Local Partnership at December 31, 2006 or December 31, 2007.

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

On December 13, 2006, a Local Partnership, Oak View Spartanburg Limited Partnership, sold its investment property (“Oakview”). The distribution proceeds received of approximately $1,880,000 exceeded the Partnership’s investment balance in Oakview by approximately $468,000, which was recognized as a distribution in excess of investment balance on the statement of operations.

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

On March 30, 2007, a Local Partnership, Jefferson Meadows Apartments, sold its investment property to a third party.  The Partnership received approximately $39,000 in distributable proceeds during the year ended December 31, 2007. The Partnership had no remaining investment in this Local Partnership and the proceeds were recognized as a distribution in excess of investment balance on the statement of operations.

On April 5, 2007, a local partnership, Pampa Partnership Limited, sold its investment property to a third party. The Partnership received approximately $942,000 in distributable proceeds during the year ended December 31, 2007. The Partnership had no remaining investment balance in this Local Partnership and the proceeds were recognized as a distribution in excess of investment balance on the statement of operations.

On December 27, 2007, a local partnership, Huntsville Properties Limited Partnership, sold its investment property to a third party. The Partnership received approximately $5,048,000 in distributable proceeds during the year ended December 31, 2007. The Partnership had no remaining investment balance in this Local Partnership and the proceeds were recognized as a distribution in excess of investment balance on the statement of operations.

During the year ended December 31, 2007, the Partnership recognized an impairment loss of approximately $240,000 in one Local Partnership, Meadow Lake Limited Partnership (“Meadow Lake”).   Based upon information obtained by the Partnership relating to the estimated fair value of Meadow Lake, the Partnership determined that the carrying amount of its limited partnership investment in Meadow Lake exceeded the estimated proceeds the Partnership would expect to receive from a sale of the investment property owned by Meadow Lake.   The Partnership had no investment balance in this Local Partnership at December 31, 2007.

During the year ended December 31, 2007, the Partnership assigned its limited partnership interest in Edgewood Limited Partnership (“Edgewood”), Germantown Limited Partnership (“Germantown”), Meadow Lake Limited Partnership (“Meadow Lake”), and Salem Park Limited Partnership (“Salem Park”) to various individuals for approximately $411,000, $1,533,000, $99,000, and $1,947,000, respectively. The proceeds were recorded as gain on sale of investment for the year ended December 31, 2007. The Partnership had investment balances of approximately $206,000, $230,000, $99,000, and zero in Edgewood, Germantown, Meadow Lake and Salem Park, respectively, at the time of assignment and no investment balances as of December 31, 2007.

Note 3 – Mortgage Note Receivable

On May 30, 2006, the Partnership purchased the second mortgage for a Local Partnership, Michigan Beach, from the second mortgage holder, PAMI Midatlantic, LLC (“PAMI”) for a purchase price of $4,320,000. PAMI had filed an action for foreclosure and the appointment of a receivor for the alleged failure to make surplus cash payments and provide required financial reporting. As a result of the purchase, the Partnership was substituted in place of PAMI in the foreclosure action and then the Partnership dismissed the foreclosure action with prejudice on June 9, 2006.   The Partnership is the sole limited partner in Michigan Beach.  The Partnership borrowed $4,320,000 from an affiliate of NAPICO in order to purchase the second mortgage at Michigan Beach.  This advance was repaid during the year ended December 31, 2007.

The second mortgage had a principal balance of approximately $3,596,000 at the time of purchase and accrues interest at a fixed rate of 6.11%.  Semiannual payments from 50% of surplus cash are required and the note matures in July of 2031.  There is an option to the noteholder to accelerate maturity of the second mortgage after October of 2008. There have been no payments made on the loan and Michigan Beach did not generate any surplus cash for the years ended December 31, 2007 and 2006.  The accrued interest at the time the Partnership purchased the second mortgage was approximately $1,605,000.

The accrued interest balance at December 31, 2007 was approximately $1,953,000. The local general partner is currently marketing the property for sale. The Partnership recognized approximately $138,000 in equity in loss from Michigan Beach during the year ended December 13, 2007 and reduced the carrying value of the mortgage note receivable. The Partnership currently expects to receive payment in full on the second mortgage from Michigan Beach upon ultimate sale of the property and accordingly no reserve has been established against the carrying value of the mortgage note receivable at December 31, 2007, however, the Partnership has fully reserved any additional accrued interest.

The following is a summary of the mortgage note receivable activity for the year ended December 31, 2007 (in thousands):

Mortgage note receivable balance, beginning of year	$ 4,320
Equity in losses of local partnership	(138)
Mortgage note receivable balance, end of year	$ 4,182

Note 4 – Transactions with Affiliated Parties

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner for the following fees:

(a)  An annual Partnership management fee in an amount equal to 0.5 percent of   invested assets (as defined in the Partnership Agreement) as of the beginning of the year is payable to the General Partner. For the years ended December 31, 2007 and 2006, partnership management fees in the amount of approximately $471,000 and $539,000, respectively, were recorded as an expense.

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

(c)

The Partnership reimburses NAPICO for certain expenses. The reimbursement charged by NAPICO was approximately $60,000 for both of the years ended December 31, 2007 and 2006 and is included in general and administrative expenses.

NTC-II or another affiliate of the General Partner is the Local Operating General Partner in five of the Partnership's 18 Local Partnerships at December 31, 2007.  In addition, NTC-II is typically either a special limited partner or an administrative general partner in each Local Partnership in which the Partnership has an investment.

An affiliate of the General Partner managed one property and two properties owned by Local Partnerships during the years ended December 31, 2007 and 2006, respectively. The Local Partnerships pay the affiliate property management fees in the amount of five percent of their gross rental revenues and data processing fees. During the year ended December 31, 2006, one of the properties managed by an affiliate of the General Partner was sold. The amounts paid were approximately $102,000 and $98,000 for the years ended December 31, 2007 and 2006, respectively.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. Accordingly, prior to January 1, 2006 and during the year ended December 31, 2006 AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership funds for advances to Local Partnerships and for the Partnership’s purchase of the second mortgage at Michigan Beach.  There were no such advances during the year ended December 31, 2007. These advances bear interest at prime plus 2%.  Interest expense was approximately $381,000 and $447,000 for the years ended December 31, 2007 and 2006, respectively. Approximately $5,176,000 and $1,800,000 of principal and accrued interest were repaid during the years ended December 31, 2007 and 2006, respectively. There were no advances or accrued interest owed at December 31, 2007. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

AIMCO and its affiliates owned 397.0 limited partnership interests (the "Units") in the Partnership representing 0.55% of the outstanding Units at December 31, 2007. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

A reconciliation follows:

	Years Ended December 31,
	2007	2006
	(in thousands)
Net income (loss) per financial statements	$ 7,154	$(1,234)
Sale of partnership interest	3,839	--
Other	(572)	737
Investment in Local Partnerships	(3,984)	(1,362)
Income (loss) per tax return	$ 6,437	(1,859)
Income (loss) per limited partnership interest	$ 88.06	$(25.41)

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net assets:

December 31, 2007
(in thousands)
Net assets as reported	$ 8,236
Add (deduct):
Deferred offering costs	9,367
Investment in Local Partnerships	(19,269)
Other	9,351
Net assets – Federal tax basis	$ 7,685

The Partnership is subject to a New Jersey tax based upon the number of resident and non-resident limited partners and apportionment of income related to the Partnership’s investment in certain Local Partnerships.  For the years ended December 31, 2007 and 2006 the expense related to this tax is reflected in general and administrative expense in the accompanying statement of operations.  At December 31, 2007, the Partnership’s estimate of the tax currently due to the state of New Jersey is approximately $87,000 and this amount is included in accounts payable and accrued expenses on the accompanying balance sheet.

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

During the year ended December 31, 2002, the Partnership received approximately $108,000 from one of the parties involved in this legal action as part of a settlement agreement. Approximately $1,492,000 of its share of the refinancing proceeds of Quivira Limited Partnership were received during August 2002. The Partnership obtained judgments totaling approximately $4,800,000 against certain defendants in 2002. During the year ended December 31, 2003, the Partnership received approximately $1,682,000 from the parties involved in this legal action as part of a global settlement agreement with the local general partner. During the years ended December 31, 2006, 2005, and 2004, the Partnership received approximately $102,000, $80,000, and $193,000, respectively, in additional settlement payments. There were no settlement payments received during the year ended December 31, 2007. As part of the settlement agreement, the Partnership expects to receive additional payments from the defendants over the next three years, however, no assurance can be given that these additional payments will be received. Therefore, the Partnership will recognize any additional settlement payments in its statement of operations when received.

Note 7 - Real Estate and Accumulated Depreciation of Local Partnerships in which NTCI-II Has Invested (in thousands)

(1) Schedule of Encumbrances and Investment Properties (all amounts unaudited except for those amounts relative to the Material Investees – see Note 2) (in thousands):

			Buildings
			And
			Related
			Personal		Accumulated
Description	Encumbrances	Land	Property	Total	Depreciation

Columbus Junction Park	$ 634	$ 40	$ 803	$ 843	$ 385
Countryside Place	3,801	470	8,599	9,069	5,025
Fourth Street	819	242	4,220	4,462	2,438
Grimes Park Apts.	447	50	537	587	260
Kentucky River	775	149	2,056	2,205	890
Lincoln Grove	2,397	185	3,912	4,097	1,731
Michigan Beach	6,000	795	6,727	7,522	1,870
Norwalk Park Apts.	415	51	491	542	245
Palm Springs View Apts.	4,895	901	6,879	7,780	3,458
Pensacola Affordable	823	252	1,858	2,110	1,125
Pineview Terrace	2,564	82	3,241	3,323	1,401
Quivira Place	6,112	100	13,797	13,897	8,461
Rancho del Mar	5,937	75	8,903	8,978	5,012
Sitka III (Spruce Grove)	1,135	42	1,508	1,550	938
Soldotna (Northwood Senior)	1,439	59	1,986	2,045	840
Torres de Plata II	2,984	158	3,890	4,048	2,453
Virginia Park Meadows	3,316	78	5,370	5,448	3,416
Total	$44,493	$ 3,729	$74,777	$78,506	$39,948

(2) Reconciliation of real estate (all amounts unaudited except for those amounts relative to the Material Investees – see Note 2) (in thousands):

	Years Ended December 31,
	2007	2007	2007	2006	2006	2006
	Unaudited	Audited	Total	Unaudited	Audited	Total
Real estate:				(Restated)	(Restated)
Balance at beginning of year	$ 96,258	$ 11,751	$108,009	$106,779	$ 11,430	$118,209
Improvements	402	233	635	167	321	488
Disposal of property	(30,138)	--	(30,138)	(10,688)	--	(10,688)
Balance at end of year	$ 66,522	$ 11,984	$ 78,506	$ 96,258	$ 11,751	$108,009

(3) Reconciliation of accumulated depreciation (all amounts unaudited except for those amounts relative to the Material Investees – see Note 2) (in thousands):

	Years Ended December 31,
	2007	2007	2007	2006	2006	2006
	Unaudited	Audited	Total	Unaudited	Audited	Total
Accumulated depreciation:				(Restated)	(Restated)
Balance at beginning
of year	$ 51,128	$ 3,805	$ 54,933	$53,523	$ 3,343	$56,866
Depreciation expense	2,104	503	2,607	3,145	462	3,607
Disposal of property	(17,592)	--	(17,592)	(5,540)	--	(5,540)
Balance at end of year	$ 35,640	$ 4,308	$ 39,948	$51,128	$ 3,805	$54,933

Note 8 - Contingencies

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A.

Controls and Procedures

(a)

Disclosure Controls and Procedures

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Partnership’s management; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2007, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting.

Management’s report was not subject to the attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position
David R. Robertson	42	President, Chief Executive Officer and Director
Harry G. Alcock	45	Executive Vice President and Director
Lance J. Graber	46	Executive Vice President
Lisa R. Cohn	39	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	44	Executive Vice President, Securities and Debt; Treasurer
Thomas M. Herzog	45	Executive Vice President and Chief Financial Officer
Martha L. Long	48	Senior Vice President
Stephen B. Waters	46	Vice President

David R. Robertson has been President, Chief Executive Officer and a Director of the General Partner since October 2002. Mr. Robertson has been an Executive Vice President of AIMCO since February 2002, and was appointed President and Chief Executive Officer of AIMCO Capital in October 2002.  Mr. Robertson is responsible for portfolio strategy, capital allocation, investments, joint ventures, asset management and transaction activity. Since February 1996, Mr. Robertson has been Chairman and Chief Executive Officer of Robeks Corporation, a privately held chain of specialty food stores.

Harry G. Alcock was appointed as a Director of the General Partner in October 2004 and was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.  Mr. Alcock focuses on transactions related to AIMCO’s portfolio of properties in the western portion of the United States.

Lance J. Graber was appointed Executive Vice President of the General Partner in February 2004 and of AIMCO in October 1999 and focuses on transactions related to AIMCO’s  portfolio of properties in the eastern portion of the United States.

Lisa R. Cohn was appointed Executive Vice President, General Counsel and Secretary of the General Partner and AIMCO in December 2007.  From January 2004 to December 2007, Ms. Cohn served as Senior Vice President and Assistant General Counsel of AIMCO.  Ms. Cohn joined AIMCO in July 2002 as Vice President and Assistant General Counsel.  Prior to joining AIMCO, Ms. Cohn was in private practice with the law firm of Hogan and Hartson LLP.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt; Treasury of the General Partner in May 2007. Ms. Fielding was appointed Executive Vice President of AIMCO in February 2003 and also appointed as Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Thomas M. Herzog was appointed Executive Vice President and Chief Financial Officer of the General Partner in May 2007. Mr. Herzog was appointed Chief Financial Officer of AIMCO in November 2005 and was appointed Executive Vice President AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Martha L. Long was appointed Senior Vice President of the General Partner in May 2007. Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Stephen B. Waters was appointed Vice President of the General Partner in May 2007 and of AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the General Partner.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act. Further, one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The board of directors of the General Partner does not have a separate audit committee. As such, the board of directors of the General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

ITEM 10.

EXECUTIVE COMPENSATION

Neither the directors nor the officers received any remuneration from the Partnership for the year ended December 31, 2007.

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

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner for the following fees:

(a)

An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) as of the beginning of the year is payable to the General Partner. For the years ended December 31, 2007 and 2006, partnership management fees in the amount of approximately $471,000 and $539,000, respectively, were recorded as an expense.

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

(c)

The Partnership reimburses NAPICO for certain expenses. The reimbursement charged by NAPICO was approximately $60,000 for both of the years ended December 31, 2007 and 2006 and included in general and administrative expenses.

NTC-II or another affiliate of the General Partner is the Local Operating General Partner in five of the Partnership's 18 Local Partnerships.  In addition, NTC-II is typically either a special limited partner or an administrative general partner in each Local Partnership in which the Partnership has an investment.

An affiliate of the General Partner managed one property and two properties owned by Local Partnerships during the years ended December 31, 2007 and 2006, respectively. The Local Partnerships pay the affiliate property management fees in the amount of five percent of their gross rental revenues and data processing fees. The amounts paid were approximately $102,000 and $98,000 for the years ended December 31, 2007 and 2006, respectively.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. Accordingly, prior to January 1, 2006 and during the year ended December, 2007 AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership funds for advances to Local Partnerships and for the Partnership’s purchase of the second mortgage at Michigan Beach.  There were no such advances during the year ended December 31, 2007. These advances bear interest at prime plus 2%.  Interest expense was approximately $381,000 and $447,000 for the years ended December 31, 2007 and 2006, respectively. Approximately $5,176,000 and $1,800,000 of principal and accrued interest were repaid during the years ended December 31, 2007 and 2006, respectively. There were no advances or accrued interest owed at December 31, 2007. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

AIMCO and its affiliates owned 397.0 limited partnership interests (the "Units") in the Partnership representing 0.55% of the outstanding Units at December 31, 2007. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Neither of the General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

ITEM 13.

EXHIBITS

See Exhibit Index Attached.

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2008.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2007 and 2006 are described below.

Audit Fees.  Fees for audit services totaled approximately $44,000 and $49,000 for 2007 and 2006, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $21,000 for both 2007 and 2006.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

By: National Partnership Investments Corp.
General Partner

Date: April 14, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: April 14, 2008	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/David R. Robertson	Director and President	Date: April 14, 2008
David R. Robertson

/s/Harry G. Alcock	Director and Executive	Date: April 14, 2008
Harry G. Alcock	Vice President

/s/Martha L. Long	Senior Vice President	Date: April 14, 2008
Martha L. Long

/s/Stephen B. Waters	Vice President	Date: April 14, 2008
Stephen B. Waters

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