Form 10-Q
period 2008-03-31
NATIONAL TAX CREDIT INVESTORS II
filed 2008-05-15
CIK 859921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2008

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

(864) 239-1000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

NATIONAL TAX CREDIT INVESTORS II

BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note)
ASSETS

Investments in and advances to Local Partnerships (Note 2)	$ 1,242	$ 1,308
Cash and cash equivalents	2,609	2,865
Receivable – limited partners	64	4
Mortgage note receivable (Note 3)	4,112	4,182
Total assets	$ 8,027	$ 8,359

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses	$ 195	$ 123

Contingencies (Note 6)

Partners' (deficiency) capital:
General partner	(550)	(546)
Limited partners	8,382	8,782
	7,832	8,236
Total liabilities and partners' (deficiency) capital	$ 8,027	$ 8,359

Note:

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENTS OF OPERATIONS

(in thousands, except per interest data)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Interest	$ 23	$ 5
Total revenues	23	5

Operating expenses:
Management fees - partners (Note 4)	88	118
General and administrative (Note 4)	33	38
Interest (Note 4)	--	122
Legal and accounting	34	19
Total operating expenses	155	297

Loss from Partnership operations	(132)	(292)

Distributions from Local Partnerships recognized as income
(Note 2)	5	15
Advances made to Local Partnerships recognized as
expense (Note 2)	(146)	(248)
Equity in loss of Local Partnerships and amortization of
acquisition costs (Note 2)	(131)	(170)

Net loss	$ (404)	$ (695)

Net loss allocated to general partner (1%)	$ (4)	$ (7)
Net loss allocated to limited partners (99%)	(400)	(688)

	$ (404)	$ (695)

Net loss per limited partnership interest (Note 1)	$ (5.53)	$ (9.50)

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)
(in thousands, except interest data)

	General	Limited
	Partner	Partners	Total

Partnership interests		72,360

Partners' (deficiency) capital,	$ (546)	$ 8,782	$ 8,236
December 31, 2007

Net loss for the three months
ended March 31, 2008	(4)	(400)	(404)

Partners' (deficiency) capital,
March 31, 2008	$ (550)	$ 8,382	$ 7,832

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$ (404)	$ (695)
Adjustments to reconcile net loss to net cash used in
operating activities:
Advances made to Local Partnerships recognized as
expense	146	248
Equity in loss of Local Partnerships and amortization
of acquisition costs	131	170
Changes in accounts:
Receivable – limited partners	(60)	--
Accounts payable and accrued expenses	72	(12)
Accrued fees due to partners	--	135
Accrued interest due to affiliates	--	122
Net cash used in operating activities	(115)	(32)

Cash flows from investing activities:
Distributions from Local Partnerships recognized as a
return of investment balance	5	72
Advances to Local Partnerships	(146)	(248)
Net cash used in investing activities	(141)	(176)

Net decrease in cash and cash equivalents	(256)	(208)
Cash and cash equivalents, beginning of period	2,865	292

Cash and cash equivalents, end of period	$ 2,609	$ 84

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

MARCH 31, 2008

Note 1 - Organization And Summary Of Significant Accounting Policies

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the fiscal year ended December 31, 2007 filed by National Tax Credit Investors II (the “Partnership” or “NTCI-II”). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end.  The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2008 and the results of operations and changes in cash flows for the three months ended March 31, 2008 and 2007.

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

Certain reclassifications have been made to the 2007 information to conform to the 2008 presentation.

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

Mortgage Note Receivable

The Partnership reviews its mortgage note receivable whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  The Partnership has recorded its mortgage note receivable at March 31, 2008 and December 31, 2007 at the amount at which the Partnership acquired the mortgage note receivable during 2006 less equity in loss recognized with respect to the Local Partnership that is obligated under the mortgage note.  No reserve was recognized during the three months ended March 31, 2008.  See “Note 3 – Mortgage Note Receivable” for further information.

Impairment of Long-Lived Assets

The Partnership reviews long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment loss was recognized during the three months ended March 31, 2008 and 2007.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partner interests was 72,360 and 72,404 for the three month periods ended March 31, 2008 and 2007, respectively.

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

The Partnership holds variable interests in 11 VIEs for which the Partnership is not the primary beneficiary. These 11 VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership or management of eleven apartment properties with a total of 1,105 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $5,354,000 and $5,490,000 at March 31, 2008 and December 31, 2007, respectively.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Boards (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS 157 during the three months ended March 31, 2008, and at that time determined no transition adjustment was required.

Basis of Fair Value Measurement (Valuation Hierarchy)

SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

Level 1 - Unadjusted quoted prices for identical and unrestricted assets or liabilities in active markets ..

Level 2 - Quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument ..

Level 3 - Unobservable inputs that are significant to the fair value measurement ..

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.   Although some of the valuation methodologies use observable market inputs in limited instances, the majority of inputs the Partnership use s are unobservable and are therefore classified within Level 3 of the valuation hierarchy.

The Partnership assess es the collect i bility of its note receivable on a periodic basis .. The Partnership will recognize an impairment on its note receivable when it is probable that principal and interest will not be received in accordance with the contractual terms of the loan. The amount of the impairment to be recognized generally is based on the fair value of the real estate, the collateral for the loan, which represents the primary source of loan repayment. The fair value of the collateral is estimated through income and market valuation approaches using information such as broker estimates, purchase prices for recent transactions on comparable assets and net operating income capitalization analyses using observable and unobservable inputs such as capitalization rates, asset quality grading, geographic location analysis, and local supply and demand observations.  No impairments were recorded during the three months ended March 31, 2008 or 2007.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Partnership believe s its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Note 2 - Investments In and Advances to Local Partnerships

As of March 31, 2008 the Partnership holds limited partnership interests in 18 Local Partnerships, located in 12 states and Puerto Rico.  As a limited partner of the Local Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their properties (the "Apartment Complexes"). The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

At March 31, 2008 and December 31, 2007, the Local Partnerships own residential projects consisting of 1,830 apartment units.

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

As of March 31, 2008, the investment balance in 15 of the 18 Local Partnerships had been reduced to zero. As of December 31, 2007, the investment balance in 14 of the 18 Local Partnerships had been reduced to zero.

Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero are charged to expense.  During the three months ended March 31, 2008 and 2007 the Partnership advanced to one Local Partnership approximately $146,000 and $248,000, respectively. During the three months ended March 31, 2008 and 2007 the Partnership recognized approximately $146,000 and $248,000, respectively, as expense for advances.

The following is a summary of the investments in and advances to Local Partnerships for the three months ended March 31, 2008 (in thousands):

Investment balance, beginning of period	$ 1,308
Equity in loss of Local Partnerships (see Note 3)	(54)
Distributions recognized as a reduction
of investment balance	(5)
Advances to Local Partnerships	146
Advances made to Local Partnerships
recognized as expense	(146)
Amortization of capitalized acquisition
costs and fees	(7)
Investment balance, end of period	$ 1,242

The following are unaudited condensed combined estimated statements of operations for the three months ended March 31, 2008 and 2007 for the Local Partnerships in which the Partnership has investments.  In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the 2007 amounts exclude Jefferson Meadows due to the sale of its investment property on March 30, 2007 and exclude Pam Apartments and Jamestown Terrace Apartments which are classified as held for sale at March 31, 2007. Pam Apartments was sold May 14, 2007 and Jamestown Terrace continues to be classified as held for sale at March 31, 2008.  The 2007 amounts have been restated to also exclude Edgewood, Salem Park, Germantown and Meadow Lake Apartments for which the Partnership assigned its Local Partnership interest to third parties on September 28, 2007; and Parkwood Landing which sold on December 26, 2007.

	Three Months Ended
	March 31,
	2008	2007
		(Restated)
Revenues:
Rental and other income	$ 2,849	$ 2,766

Expenses
Operating expenses	1,970	1,879
Interest	807	752
Depreciation and amortization	673	663
Total expenses	3,450	3,294

Loss from continuing operations	$ (601)	$ (528)

An affiliate of the General Partner is currently the Local Operating General Partner in five of the Partnership’s 18 Local Partnerships included above, and another affiliate receives property management fees of approximately 5 percent of gross revenues from one of the Local Partnerships (See “Note 4 – Transactions with Affiliated Parties”).

During 2002, a Local Partnership, Michigan Beach, reached a settlement with the City of Chicago to complete necessary repairs to the exterior façade of the building.  As of March 31, 2008 and December 31, 2007, the Partnership had advanced Michigan Beach approximately $1,347,000 to complete these repairs and an additional approximately $893,000 for other operational items. These advances bear interest at prime plus 2% (approximately 7.25% at March 31, 2008) and interest earned by the Partnership was approximately $45,000 and $57,000 for the three months ended March 31, 2008 and 2007, respectively.  The Partnership has charged to expense all of the advances and any interest earned related to the advances to Michigan Beach due to the uncertainty of collection.

On February 28, 2006, a Local Partnership, Ashville Equity, sold its investment property to a third party.  The Partnership received a partial repayment of approximately $75,000 of fully reserved advances due from Ashville Equity during the three months ended March 31, 2007. The Partnership had no investment balance in this Local Partnership at March 31, 2008 or December 31, 2007.

Note 3 – Mortgage Note Receivable

On May 30, 2006, the Partnership purchased the second mortgage for a Local Partnership, Michigan Beach, from the second mortgage holder, PAMI Midatlantic, LLC (“PAMI”) for a purchase price of $4,320,000. PAMI had filed an action for foreclosure and the appointment of a receivor for the alleged failure to make surplus cash payments and provide required financial reporting. As a result of the purchase, the Partnership was substituted in place of PAMI in the foreclosure action and then the Partnership dismissed the foreclosure action with prejudice on June 9, 2006.   The Partnership is the sole limited partner in Michigan Beach.  The Partnership borrowed $4,320,000 from AIMCO Properties, L.P., an affiliate of NAPICO in order to purchase the second mortgage at Michigan Beach.  This advance was repaid during the year ended December 31, 2007.

The second mortgage had a principal balance of approximately $3,596,000 at the time of purchase and accrues interest at a fixed rate of 6.11%.  Semiannual payments from 50% of surplus cash are required and the note matures in July of 2031. There is an option to the noteholder to accelerate maturity of the second mortgage after October of 2008. There have been no payments made on the loan and Michigan Beach did not generate any surplus cash for the years ended December 31, 2007 and 2006.  The accrued interest at the time the Partnership purchased the second mortgage was approximately $1,605,000.  The accrued interest balance at March 31, 2008 was approximately $2,008,000. The local general partner is currently marketing the property for sale. The Partnership recognized approximately $70,000 and $50,000 in equity in loss from Michigan Beach during the three months ended March 31, 2008 and 2007, respectively, and reduced the carrying value of the mortgage note receivable. The Partnership currently expects to receive payment in full on the second mortgage from Michigan Beach upon the ultimate sale of the property and accordingly no reserve has been established against the carrying value of the mortgage note receivable at March 31, 2008, however, the Partnership has fully reserved any additional accrued interest.

The following is a summary of the mortgage note receivable activity for the three months ended March 31, 2008 (in thousands):

Mortgage note receivable balance, beginning of period	$ 4,182
Equity in losses of local partnership	(70)
Mortgage note receivable balance, end of period	$ 4,112

Note 4 – Transaction with Affiliated Parties

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner for the following fees:

(a)

An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) at the beginning of the year is payable to the General Partner. For the three months ended March 31, 2008 and 2007, partnership management fees in the amount of approximately $88,000 and $118,000, respectively, were recorded as an expense.

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

(c)

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $15,000 for both of the three months ended March 31, 2008 and 2007 and is included in general and administrative expenses.

NTC-II or another affiliate of the General Partner is the Local Operating General Partner in five of the Partnership's 18 Local Partnerships. In addition, NTC-II is typically either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner managed one property owned by Local Partnerships during the three months ended March 31, 2008 and 2007.  The Local Partnerships pay the affiliate property management fees in the amount of five percent of their gross rental revenues and data processing fees. The amounts paid were approximately $27,000 and $26,000 for the three months ended March 31, 2008 and 2007, respectively.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. Accordingly, prior to January 1, 2006 AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership funds for advances to Local Partnerships and for the Partnership’s purchase of the second mortgage at Michigan Beach. There were no such advances during the three months ended March 31, 2008 and 2007. These advances were repaid in full during the year ended December 31, 2007 and bore an interest at prime plus 2%. Interest expense was approximately $122,000 for the three months ended March 31, 2007. There was no interest expense for the three months ended March 31, 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

During the year ended December 31, 2002, the Partnership received approximately $108,000 from one of the parties involved in this legal action as part of a settlement agreement. Approximately $1,492,000 of its share of the refinancing proceeds of Quivira Limited Partnership were received during August 2002. The Partnership obtained judgments totaling approximately $4,800,000 against certain defendants in 2002. During the year ended December 31, 2003, the Partnership received approximately $1,682,000 from the parties involved in this legal action as part of a global settlement agreement with the local general partner. During the years ended December 31, 2006, 2005 and 2004, the Partnership received approximately $102,000, $80,000 and $193,000, respectively, in additional settlement payments. There were no settlement payments received during the three months ended March 31, 2008 or the year ended December 31, 2007.  As part of the settlement agreement, the Partnership expects to receive additional payments from the defendants over the next two years, however, no assurance can be given that these additional payments will be received.  Therefore, the Partnership will recognize any additional settlement payments in its statement of operations when received.

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

As of March 31, 2008, the Partnership has cash and cash equivalents of approximately $2,609,000 on deposit with a financial institution, earning interest at market rates.  This resulted in the Partnership earning approximately $23,000 and $5,000 in interest income for the three months ended March 31, 2008 and 2007, respectively.  The amount of interest income varies with the market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise.  The Partnership intends to continue investing available funds in this manner.

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

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. Accordingly, prior to January 1, 2006 AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership funds for advances to Local Partnerships and for the Partnership’s purchase of the second mortgage at Michigan Beach. There were no such advances during the three months ended March 31, 2008 and 2007. These advances were repaid in full during the year ended December 31, 2007 and bore an interest at prime plus 2%. Interest expense was approximately $122,000 for the three months ended March 31, 2007. There was no interest expense for the three months ended March 31, 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

Results of Operations

The Partnership was formed to provide various benefits to its Limited Partners. It is not expected that any of the Local Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to Limited Partners in any material amount. The Partnership accounts for its investments in the Local Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Partnerships. The investments in 15 of the 18 Local Partnerships have been reduced to zero as of March 31, 2008, however, as discussed in Note 3 included in the financial statements in “Item 1. Financial Statements”, during 2006 the Partnership acquired the mortgage note receivable with respect to a Local Partnership that is obligated under the mortgage note.

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

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  During the three months ended March 31, 2008 and 2007, the Partnership recognized equity in loss and amortization of acquisition costs of approximately $131,000 and $170,000, respectively, from Local Partnerships. Included in equity in loss and amortization of acquisition costs for the three months ended March 31, 2008 and 2007 is approximately $70,000 and $50,000, respectively, of equity in loss related to a Local Partnership, Michigan Beach, that reduced the carrying amount of the mortgage note receivable due from the Local Partnership.  During the three months ended March 31, 2008 and 2007, the Partnership received approximately $5,000 and $15,000, respectively, in distributions from Local Partnerships that were recognized as income in the statements of operations, included in “Item 1. Financial Statements,” since the Partnership’s investment in those Local Partnerships had been reduced to zero.

At times, advances are made to Local Partnerships in order to preserve the ability to receive applicable Tax Credits. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero are charged to expense.  During the three months ended March 31, 2008 and 2007 the Partnership advanced to one Local Partnership approximately $146,000 and $248,000, respectively.

A recurring Partnership expense is the annual partnership management fee.  The fee, as defined in the Partnership Agreement, is payable to the General Partner and is calculated at 0.5% of the Partnership’s invested assets as of the beginning of the year.  The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of Partnership affairs. During the three months ended March 31, 2008 and 2007, management fees were approximately $88,000 and $118,000, respectively. The decrease in management fees is due to the loss of investment in seven Local Partnerships during 2007.

Operating expenses, exclusive of the management fee, consist of legal and accounting expenses for services rendered to the Partnership, general and administrative expenses and interest expense. Legal and accounting expenses were approximately $34,000 and $19,000 for the three months ended March 31, 2008 and 2007, respectively. The increase in legal and accounting expenses for the three months ended March 31, 2008 is due primarily to increases in legal costs associated with investments in Local Partnerships.  General and administrative expenses were approximately $33,000 and $38,000 for the three months ended March 31, 2008 and 2007, respectively. Interest expense was zero and approximately $122,000 for the three months ended March 31, 2008 and 2007, respectively.  The decrease in interest expense is due to the advances and related accrued interest being repaid in full during the year ended December 31, 2007.

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

Other

AIMCO and its affiliates owned 397.0 limited partnership interests (the "Units") in the Partnership representing 0.55% of the outstanding Units at March 31, 2008. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO its sole stockholder.

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

The Partnership holds variable interests in 11 VIEs for which the Partnership is not the primary beneficiary. These 11 VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership or management of eleven apartment properties with a total of 1,105 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $5,354,000 and $5,490,000 at March 31, 2008 and December 31, 2007, respectively.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Item 4.

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

(b)

Changes in Internal Control Over Financial Reporting.

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

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

By: National Partnership Investments Corp.
General Partner

Date: May 15, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 15, 2008	By: /s/Stephen B. Waters
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