Form 10-Q
period 2008-06-30
NATIONAL TAX CREDIT INVESTORS II
filed 2008-08-14
CIK 859921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2008

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

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

NATIONAL TAX CREDIT INVESTORS II

BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
ASSETS

Investments in and advances to Local Partnerships (Note 2)	$ 1,192	$ 1,308
Cash and cash equivalents	2,493	2,865
Receivable – limited partners	64	4
Due from affiliates (Note 4)	9	--
Mortgage note receivable (Note 3)	4,070	4,182
Total assets	$ 7,828	$ 8,359

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses	$ 89	$ 123

Contingencies (Note 6)

Partners' (deficiency) capital:
General partner	(551)	(546)
Limited partners	8,290	8,782
	7,739	8,236
Total liabilities and partners' (deficiency) capital	$ 7,828	$ 8,359

Note:

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues:
Interest income	$ 14	$ 1	$ 37	$ 6
Other income	8	--	8	--
Gain on legal settlement (Note 5)	109	--	109	--
Total revenues	131	1	154	6

Operating expenses:
Management fees - partners (Note 4)	69	117	157	235
General and administrative (Note 4)	50	22	83	60
Interest (Note 4)	--	118	--	240
Legal and accounting	24	35	58	54
Total operating expenses	143	292	298	589

Loss from partnership operations	(12)	(291)	(144)	(583)
Impairment loss (Notes 1 and 2)	(118)	(240)	(118)	(240)
Distributions from Local Partnerships
recognized as income (Note 2)	6	979	11	994
Return of advances made to Local Partnerships
recognized as income (Note 2)	--	--	--	30
Advances made to Local Partnerships
recognized as expense (Note 2)	--	(97)	(146)	(375)
Equity in loss of Local Partnerships and
amortization of acquisition costs
(Notes 2 and 3)	31	(35)	(100)	(205)

Net (loss) income	$ (93)	$ 316	$ (497)	$ (379)

Net (loss) income allocated to general
Partner (1%)	$ (1)	$ 3	$ (5)	$ (4)
Net (loss) income allocated to limited
Partners (99%)	(92)	313	(492)	(375)
	$ (93)	$ 316	$ (497)	$ (379)
Net (loss) income per limited partnership
interest (Note 1)	$ (1.27)	$ 4.32	$ (6.80)	$ (5.18)

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENT OF CHANGES IN PARTNERS’ (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except interest data)

	General	Limited
	Partner	Partners	Total

Partnership interests (Note 1)		72,360

Partners’ (deficiency) capital,	$ (546)	$ 8,782	$ 8,236
December 31, 2007

Net loss for the six months
ended June 30, 2008	(5)	(492)	(497)

Partners’ (deficiency) capital,
June 30, 2008	$ (551)	$ 8,290	$ 7,739

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2008	2007

Cash flows from operating activities:
Net loss	$ (497)	$ (379)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Advances made to Local Partnerships recognized as expense	146	375
Return of advances made to Local Partnerships
recognized as income	--	(30)
Equity in loss of Local Partnerships and amortization
of acquisition costs	100	205
Impairment loss	118	240
Change in accounts:
Receivable – limited partners	(60)	--
Accounts payable and accrued expenses	(34)	(52)
Accrued fees due to partners	--	269
Accrued interest due to affiliates	--	21
Due from affiliates	(9)	--
Net cash (used in) provided by operating activities	(236)	649

Cash flows from investing activities:
Distributions from Local Partnerships recognized as a
return of investment balance	10	78
Advances to Local Partnerships	(146)	(389)
Repayment of advances by Local Partnerships	--	44
Net cash used in investing activities	(136)	(267)

Cash flows used in financing activities:
Repayment of advances from affiliates	--	(481)

Net decrease in cash and cash equivalents	(372)	(99)
Cash and cash equivalents, beginning of period	2,865	292

Cash and cash equivalents, end of period	$ 2,493	$ 193

Supplemental disclosure of cash flow information:
Cash paid for interest	$ --	$ 219

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

JUNE 30, 2008

Note 1 - Organization And Summary Of Significant Accounting Policies

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the fiscal year ended December 31, 2007 filed by National Tax Credit Investors II (the “Partnership” or “NTCI II”). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end.  The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2008 and the results of operations and changes in cash flows for the six months ended June 30, 2008 and 2007.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

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

Mortgage Note Receivable

The Partnership reviews its mortgage note receivable whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  The Partnership has recorded its mortgage note receivable at June 30, 2008 and December 31, 2007 at the amount at which the Partnership acquired the mortgage note receivable during 2006 less equity in loss recognized with respect to the Local Partnership that is obligated under the mortgage note.  No reserve was recognized during the six months ended June 30, 2008 or 2007.  See “Note 3 – Mortgage Note Receivable” for further information.

Impairment of Long-Lived Assets

The Partnership reviews long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. The Partnership recognized impairment losses of approximately $118,000 and $240,000 during the six months ended June 30, 2008 and 2007, respectively.

Net (Loss) Income Per Limited Partnership Interest

Net (loss) income per limited partnership interest was computed by dividing the limited partners’ share of net (loss) income by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partner interests was 72,360 and 72,404 for the six month periods ended June 30, 2008 and 2007, respectively.

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

The Partnership holds variable interests in 11 VIEs for which the Partnership is not the primary beneficiary. These 11 VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership or management of eleven apartment properties with a total of 1,105 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $5,262,000 and $5,490,000 at June 30, 2008 and December 31, 2007, respectively.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 - Investments In and Advances to Local Partnerships

As of June 30, 2008 the Partnership holds limited partnership interests in 18 Local Partnerships, located in 12 states and Puerto Rico.  As a limited partner of the Local Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their properties (the "Apartment Complexes"). The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

At June 30, 2008 and December 31, 2007, the Local Partnerships own residential projects consisting of 1,830 apartment units.

The projects owned by the Local Partnerships in which NTCI II has invested were developed by the Local Operating General Partners who acquired the sites and applied for applicable mortgages and subsidies, if any. NTCI II became the principal limited partner in these Local Partnerships pursuant to arm's-length negotiations with the Local Operating General Partners.  As a limited partner, NTCI II's liability for obligations of the Local Partnerships is limited to its investment. The Local Operating General Partner of the Local Partnerships retains responsibility for developing, constructing, maintaining, operating and managing the Projects.  Under certain circumstances, an affiliate of NAPICO or NTCI II may act as the Local Operating General Partner.  An affiliate, National Tax Credit Inc. II ("NTC-II") is acting either as a special limited partner or non-managing administrative general partner (the “Administrative General Partner”) of each Local Partnership in which the Partnership had an investment.

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

For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Partnerships.  Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. As of June 30, 2008, the investment balance in 15 of the 18 Local Partnerships had been reduced to zero. As of December 31, 2007, the investment balance in 14 of the 18 Local Partnerships had been reduced to zero.

Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero are charged to expense.  During the six months ended June 30, 2008 and 2007 the Partnership advanced to Local Partnerships approximately $146,000 and $389,000, respectively. During the six months ended June 30, 2008 and 2007 the Partnership recognized approximately $146,000 and $389,000, respectively, as expense for advances. One Local Partnership repaid advances of approximately $44,000 during the six months ended June 30, 2007, of which approximately $30,000 had been previously charged to expense. No repayments were received during the six months ended June 30, 2008.

The following is a summary of the investments in and advances to Local Partnerships for the six months ended June 30, 2008 (in thousands):

Investment balance, beginning of period	$ 1,308
Equity in loss of Local Partnerships (see Note 3)	23
Distributions recognized as a reduction
of investment balance	(10)
Advances to Local Partnerships	146
Advances made to Local Partnerships
recognized as expense	(146)
Amortization of capitalized acquisition
costs and fees	(11)
Impairment loss	(118)
Investment balance, end of period	$ 1,192

The following are unaudited condensed combined estimated statements of operations for the six months ended June 30, 2008 and 2007 for the Local Partnerships in which the Partnership has investments.  In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the 2007 amounts exclude Jefferson Meadows due to the sale of its investment property on March 30, 2007, Pam Apartments which was sold May 14, 2007, and Jamestown Terrace Apartments which was classified as held for sale at June 30, 2007. The 2008 amounts exclude Jamestown Terrace which continues to be classified as held for sale at June 30, 2008 and Kentucky River Apartments, which is classified as held for sale at June 30, 2008. The 2007 amounts have been restated to also exclude Edgewood, Salem Park, Germantown and Meadow Lake Apartments due to the Partnership assigning its Local Partnership interest to third parties on September 28, 2007, Parkwood Landing which sold on December 26, 2007, and Kentucky River Apartments which is classified as held for sale as a result of its sale on July 8, 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
Revenues:
Rental and other income	$ 2,650	$ 2,796	$ 5,435	$ 5,499

Expenses
Operating expenses	1,685	1,754	3,622	3,603
Interest	793	739	1,586	1,476
Depreciation and amortization	658	649	1,317	1,298
Total expenses	3,136	3,142	6,525	6,377

Loss from continuing operations	$ (486)	$ (346)	$(1,090)	$ (878)

An affiliate of the General Partner is currently the Local Operating General Partner in five of the Partnership’s 18 Local Partnerships included above, and another affiliate receives property management fees of approximately 5 percent of gross revenues from one of the Local Partnerships (See “Note 4 – Transactions with Affiliated Parties”).

During 2002, a Local Partnership, Michigan Beach, reached a settlement with the City of Chicago to complete necessary repairs to the exterior façade of the building.  As of June 30, 2008 and December 31, 2007, the Partnership had advanced Michigan Beach approximately $1,347,000 to complete these repairs and an additional amount of approximately $893,000 for other operational items. These advances bear interest at prime plus 2% (approximately 7.00% at June 30, 2008) and interest earned by the Partnership was approximately $85,000 and $115,000 for the six months ended June 30, 2008 and 2007, respectively.  The Partnership has charged to expense all of the advances and any interest earned related to the advances to Michigan Beach due to the uncertainty of collection.

On February 28, 2006, a Local Partnership, Ashville Equity, sold its investment property to a third party.  The Partnership received a partial repayment of approximately $75,000 of fully reserved advances due from Ashville Equity during the six months ended June 30, 2007. The Partnership had no investment balance in this Local Partnership at June 30, 2008 or December 31, 2007.

During the six months ended June 30, 2007, a Local Partnership, Jefferson Meadows Apartments, sold its investment property to a third party. The Partnership received a distribution of approximately $39,000.  The Partnership had no investment balance remaining in this Local Partnership at June 30, 2008 or December 31, 2007 and the distribution was recognized as income in the second quarter of 2007. During the six months ended June 30, 2007, a Local Partnership, Pampa Partnership Limited, entered into a sale contract to sell its investment property to a third party. The sale was subject to the defeasance of the bonds encumbering the investment property. The sale was completed during the second quarter of 2007 and the Partnership received a distribution of approximately $931,000 from the sale proceeds. The Partnership had no investment balance remaining in this Local Partnership at June 30, 2008 or December 31, 2007 and the distribution was recognized as income in the second quarter of 2007.

During the three and six months ended June 30, 2008, the Partnership recognized an impairment loss of approximately $118,000 for one Local Partnership, Kentucky River Apartments, Ltd.   Based upon information obtained by the Partnership relating to the estimated fair value of Kentucky River Apartments, the Partnership determined that the carrying amount of its limited partnership investment in Kentucky River Apartments Limited exceeded the estimated proceeds the Partnership would expect to receive from a sale of the investment property owned by Kentucky River Apartments Limited Partnership. The Partnership had an investment balance in this Local Partnership of approximately $549,000 and $668,000 at June 30, 2008 and December 31, 2007, respectively. Subsequent to June 30, 2008, the Local Partnership sold its investment property to a third party and the Partnership received a distribution of approximately $549,000 in July 2008 from the sale proceeds.

During the three and six months ended June 30, 2007, the Partnership recognized an impairment loss of approximately $240,000 for one Local Partnership, Meadowlakes Apartments (“Meadowlakes”).   Based upon information obtained by the Partnership relating to the estimated fair value of Meadowlakes, the Partnership determined that the carrying amount of its limited partnership investment in Meadowlakes exceeded the estimated proceeds the Partnership would expect to receive from a sale of the investment property owned by Meadowlakes.   The Partnership had no investment balance in this Local Partnership at June 30, 2008 and December 31, 2007.

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

The second mortgage had a principal balance of approximately $3,596,000 at the time of purchase and accrues interest at a fixed rate of 6.11%.  Semiannual payments from 50% of surplus cash are required and the note matures in July of 2031. There is an option to the noteholder to accelerate maturity of the second mortgage after October of 2008. There have been no payments made on the loan and Michigan Beach did not generate any surplus cash for the years ended December 31, 2007 and 2006.  The accrued interest at the time the Partnership purchased the second mortgage was approximately $1,605,000.  The accrued interest balance at June 30, 2008 was approximately $2,063,000. The local general partner is currently marketing the property for sale. The Partnership recognized approximately $112,000 and $50,000 in equity in loss from Michigan Beach during the six months ended June 30, 2008 and 2007, respectively, and reduced the carrying value of the mortgage note receivable. The Partnership currently expects to receive payment in full on the second mortgage from Michigan Beach upon the ultimate sale of the property and accordingly no reserve has been established against the carrying value of the mortgage note receivable at June 30, 2008, however, the Partnership has fully reserved any additional accrued interest.

The following is a summary of the mortgage note receivable activity for the six months ended June 30, 2008 (in thousands):

Mortgage note receivable balance, beginning of period	$ 4,182
Equity in losses of local partnership	(112)
Mortgage note receivable balance, end of period	$ 4,070

Note 4 – Transaction with Affiliated Parties

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner for the following fees:

(a)

An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) at the beginning of the year is payable to the General Partner. For the six months ended June 30, 2008 and 2007, partnership management fees in the amount of approximately $157,000 and $235,000, respectively, were recorded as an expense. At June 30, 2008, the Partnership had overpaid approximately $9,000 of partnership management fees and is included in due from affiliates.

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

(c)

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $44,000 and $30,000 for the six months ended June 30, 2008 and 2007, respectively, and is included in general and administrative expenses.

NTC-II or another affiliate of the General Partner is the Local Operating General Partner in five of the Partnership's 18 Local Partnerships. In addition, NTC-II is typically either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner managed one property owned by a Local Partnership during the six months ended June 30, 2008 and 2007.  The Local Partnership pays the affiliate property management fees in the amount of five percent of their gross rental revenues and data processing fees. The amounts paid were approximately $53,000 and $51,000 for the six months ended June 30, 2008 and 2007, respectively.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. Accordingly, prior to January 1, 2006 AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership funds for advances to Local Partnerships and for the Partnership’s purchase of the second mortgage at Michigan Beach. There were no such advances during the six months ended June 30, 2008 and 2007. These advances were repaid in full during the year ended December 31, 2007 and bore interest at prime plus 2%. Interest expense was approximately $240,000 for the six months ended June 30, 2007. There was no interest expense for the six months ended June 30, 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

During the year ended December 31, 2002, the Partnership received approximately $108,000 from one of the parties involved in this legal action as part of a settlement agreement. Approximately $1,492,000 of its share of the refinancing proceeds of Quivira Limited Partnership were received during August 2002. The Partnership obtained judgments totaling approximately $4,800,000 against certain defendants in 2002. During the year ended December 31, 2003, the Partnership received approximately $1,682,000 from the parties involved in this legal action as part of a global settlement agreement with the local general partner. During the years ended December 31, 2006, 2005 and 2004, the Partnership received approximately $102,000, $80,000 and $193,000, respectively, in additional settlement payments. There were no settlement payments received during the year ended December 31, 2007. During the three months ended June 30, 2008, the Partnership received an additional settlement payment of approximately $109,000. As part of the settlement agreement, the Partnership expects to receive additional payments from the defendants over the next two years, however, no assurance can be given that these additional payments will be received.  Therefore, the Partnership will recognize any additional settlement payments in its statement of operations when received.

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

As of June 30, 2008, the Partnership has cash and cash equivalents of approximately $2,493,000 on deposit with a financial institution, earning interest at market rates.  This resulted in the Partnership earning approximately $37,000 and $6,000 in interest income for the six months ended June 30, 2008 and 2007, respectively.  The amount of interest income varies with the market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise.  The Partnership intends to continue investing available funds in this manner.

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

An infrequent source of funds for the Partnership would be from proceeds received as a result of a sale of a Local Partnership’s investment property or from the sale of the Partnership’s interest in a Local Partnership.  In this regard, on March 30, 2007, a local partnership, Jefferson Meadows, sold its investment property to a third party. The Partnership received approximately $39,000 in distributable proceeds during the three months ended June 30, 2007. The Partnership had no investment balance in this Local Partnership at June 30, 2008 or December 31, 2007. On April 5, 2007, a local partnership, Pampa Partnership Limited, sold its investment property to a third party. The Partnership received approximately $931,000 in distributable proceeds. The Partnership had no investment balance in this Local Partnership at June 30, 2008 or December 31, 2007.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. Accordingly, prior to January 1, 2006 AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership funds for advances to Local Partnerships and for the Partnership’s purchase of the second mortgage at Michigan Beach. There were no such advances during the six months ended June 30, 2008 and 2007. These advances were repaid in full during the year ended December 31, 2007 and bore interest at prime plus 2%. Interest expense was approximately $240,000 for the six months ended June 30, 2007. There was no interest expense for the six months ended June 30, 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

Results of Operations

The Partnership was formed to provide various benefits to its Limited Partners. It is not expected that any of the Local Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to Limited Partners in any material amount. The Partnership accounts for its investments in the Local Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Partnerships. The investments in 15 of the 18 Local Partnerships have been reduced to zero as of June 30, 2008, however, as discussed in Note 3, included in the financial statements in “Item 1. Financial Statements”, during 2006 the Partnership acquired the mortgage note receivable with respect to a Local Partnership that is obligated under the mortgage note.

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

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  During the six months ended June 30, 2008 and 2007, the Partnership recognized equity in loss and amortization of acquisition costs of approximately $100,000 and $205,000, respectively, from Local Partnerships. Included in equity in loss and amortization of acquisition costs for the six months ended June 30, 2008 and 2007 is approximately $112,000 and $50,000, respectively, of equity in loss related to a Local Partnership, Michigan Beach, that reduced the carrying amount of the mortgage note receivable due from the Local Partnership.  During the six months ended June 30, 2008 and 2007, the Partnership received approximately $11,000 and $994,000, respectively, in distributions from Local Partnerships that were recognized as income in the statements of operations, included in “Item 1. Financial Statements,” since the Partnership’s investment in those Local Partnerships had been reduced to zero.

At times, advances are made to Local Partnerships in order to preserve the ability to receive applicable Tax Credits. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero are charged to expense.  During the six months ended June 30, 2008 and 2007 the Partnership advanced to Local Partnerships approximately $146,000 and $389,000, respectively. One Local Partnership repaid advances of approximately $44,000 during the six months ended June 30, 2007, of which approximately $30,000 was previously charged to expense. No repayments were received during the six months ended June 30, 2008.

A recurring Partnership expense is the annual partnership management fee.  The fee, as defined in the Partnership Agreement, is payable to the General Partner and is calculated at 0.5% of the Partnership’s invested assets as of the beginning of the year.  The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of Partnership affairs. During the six months ended June 30, 2008 and 2007, management fees were approximately $157,000 and $235,000, respectively. The decrease in management fees is due to the loss of investment in seven Local Partnerships during 2007.

Operating expenses, exclusive of the management fee, consist of legal and accounting expenses for services rendered to the Partnership, general and administrative expenses and interest expense. Legal and accounting expenses were approximately $58,000 and $54,000 for the six months ended June 30, 2008 and 2007, respectively. General and administrative expenses were approximately $83,000 and $60,000 for the six months ended June 30, 2008 and 2007, respectively. The increase in general and administrative expense is due to an increase in costs included in the reimbursements to NAPICO allowed under the Partnership Agreement. Interest expense was zero and approximately $240,000 for the six months ended June 30, 2008 and 2007, respectively. The decrease in interest expense is due to the advances and related accrued interest being repaid in full during the year ended December 31, 2007.

During the three and six months ended June 30, 2008, the Partnership recognized an impairment loss of approximately $118,000 for one Local Partnership, Kentucky River Apartments, Ltd.   Based upon information obtained by the Partnership relating to the estimated fair value of Kentucky River Apartments, the Partnership determined that the carrying amount of its limited partnership investment in Kentucky River Apartments Limited exceeded the estimated proceeds the Partnership would expect to receive from a sale of the investment property owned by Kentucky River Apartments Limited Partnership. The Partnership had an investment balance in this Local Partnership of approximately $549,000 and $668,000 at June 30, 2008 and December 31, 2007, respectively. Subsequent to June 30, 2008, the Local Partnership sold its investment property to a third party and the Partnership received a distribution of approximately $549,000 in July 2008 from the sale proceeds.

During the three and six months ended June 30, 2007, the Partnership recognized an impairment loss of approximately $240,000 for one Local Partnership, Meadowlakes Apartments (“Meadowlakes”).   Based upon information obtained by the Partnership relating to the estimated fair value of Meadowlakes, the Partnership determined that the carrying amount of its limited partnership investment in Meadowlakes exceeded the estimated proceeds the Partnership would expect to receive from a sale of the investment property owned by Meadowlakes.   The Partnership had no investment balance in this Local Partnership at June 30, 2008 and December 31, 2007.

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

During the year ended December 31, 2002, the Partnership received approximately $108,000 from one of the parties involved in this legal action as part of a settlement agreement. Approximately $1,492,000 of its share of the refinancing proceeds of Quivira Limited Partnership were received during August 2002. The Partnership obtained judgments totaling approximately $4,800,000 against certain defendants in 2002. During the year ended December 31, 2003, the Partnership received approximately $1,682,000 from the parties involved in this legal action as part of a global settlement agreement with the local general partner. During the years ended December 31, 2006, 2005 and 2004, the Partnership received approximately $102,000, $80,000 and $193,000, respectively, in additional settlement payments. There were no settlement payments received during the year ended December 31, 2007. During the three months ended June 30, 2008, the Partnership received an additional settlement payment of approximately $109,000. As part of the settlement agreement, the Partnership expects to receive additional payments from the defendants over the next two years, however, no assurance can be given that these additional payments will be received. Therefore, the Partnership will recognize any additional settlement payments in its statement of operations when received.

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

Other

AIMCO and its affiliates owned 397.0 limited partnership interests (the "Units") in the Partnership representing 0.55% of the outstanding Units at June 30, 2008. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO its sole stockholder.

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

The Partnership holds variable interests in 11 VIEs for which the Partnership is not the primary beneficiary. These 11 VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership or management of eleven apartment properties with a total of 1,105 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $5,262,000 and $5,490,000 at June 30, 2008 and December 31, 2007, respectively.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage of 50.49% to 99%. Distributions of surplus cash from operations from eleven of the Local Partnerships are restricted by the Local Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a percentage, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Partnership. For the other seven Local Partnerships distributions of surplus cash are not restricted. The Partnerships are allocated profits and losses and receive distributions from refinancings and sales in accordance with the Local Partnerships’ partnership agreements. These agreements usually limit the Partnerships' distributions to an amount substantially less than its ownership percentage in the Local Partnership.

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

Item 4T.

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

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

By: National Partnership Investments Corp.
General Partner

Date: August 14, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 14, 2008	By: /s/Stephen B. Waters
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