Form 10-K
period 2008-12-31
NATIONAL TAX CREDIT INVESTORS II
filed 2009-04-15
CIK 859921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File Number 0-20610

NATIONAL TAX CREDIT INVESTORS II

(Exact name of registrant as specified in its charter)

California	93-1017959
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

                                     55 Beattie Place, PO Box 1089

                                   Greenville, South Carolina 29602

                               (Address of principal executive offices)

                   Registrant’s telephone number, including area code (864) 239-1000

                      Securities registered pursuant to Section 12(b) of the Act:

NONE

                      Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Units

                                           (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership units held by non-affiliates computed by reference to the price at which the partnership units were last sold, or the average bid and asked prices of such partnership units as of the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the limited partnership units of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and its investment in limited partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the limited partnerships in which the Partnership has invested.   Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

Prior to 2007, the Partnership lost its interest in twelve Local Partnerships either through the sale of the property held by the Local Partnership, through foreclosure, and the sale of Partnership interests. During 2007 the Partnership lost its interest in three Local Partnerships due to the sale of the respective investment property and four Local Partnerships due to the sale of the Partnership’s interests. During 2008 the Partnership lost its interest in one local partnership due to the sale of its investment property and one Local Partnership due to the sale of the Partnership’s interest.  As of December 31, 2008, the Partnership holds limited partner interests in 16 Local Partnerships located in 11 states and Puerto Rico. Each of these Local Partnerships owns a project that is eligible for the Housing Tax Credit. Several of the Local Partnerships also benefit from government programs promoting low or moderate income housing.

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

Item 1A. Risk Factors

The risk factors noted in this section and other factors noted throughout this Annual Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

The nature of investment property could impact its marketability and its operations.

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

Because of (i) the nature of the Apartment Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the inability of the Partnership to directly cause the sale of Apartment Complexes by local general partners, but generally only to require such local general partners to use their respective best efforts to find a purchaser for the Apartment Complexes.  If a Local Partnership is unable to sell an Apartment Complex, it is anticipated that the local general partner will either continue to operate such Apartment Complex or take such other actions as the local general partner believes to be in the best interest of the Limited Partnership.

Laws benefiting disabled persons may result in the Local Partnerships’ incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Local Partnerships’ properties, or affect renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that the Local Partnerships’ properties are substantially in compliance with present requirements, the Local Partnerships may incur unanticipated expenses to comply with the ADA and the FHAA in connection with the ongoing operation of its property.

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Item 2.     Properties

During 2008, the projects in which NTCI-II had invested were substantially rented. The following is a schedule of the status as of December 31, 2008, of the projects owned by Local Partnerships in which NTCI-II is a limited partner.

SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS

IN WHICH NTCI-II HAS AN INVESTMENT

DECEMBER 31, 2008

			Units
		Financed,	Authorized	Occupancy
		Insured	for Rental	Percentage
		and	Assistance	for the Years Ended
	No. of	Subsidized	Under

December 31,

Name and Location	Units	Under	Section 8	2008	2007

Columbus Junction Park
Columbus Junction, IA	24	(A)	24	79%	80%
Countryside
Howell Township, NJ	180	--	--	99%	98%
Fourth Street
Los Angeles, CA	44	--	--	99%	98%
Grimes Park Apartments
Grimes, IA	16	(A)	7	94%	97%
Jamestown Terrace
Jamestown, CA	56	(A)	43	98%	97%
Lincoln Grove Apartments
Greensboro, NC	116	--	--	77%	86%
Michigan Beach Apartments
Chicago, IL	239	--	--	92%	92%
Norwalk Park Apartments
Norwalk, IA	16	(A)	4	97%	96%
Palm Springs View
Palm Springs, CA	119	--	--	96%	95%
Pensacola Affordable
Pensacola, FL	56	--	--	94%	94%

SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS

IN WHICH NTCI-II HAS AN INVESTMENT (continued)

DECEMBER 31, 2007

			Units
		Financed,	Authorized	Occupancy
		Insured	for Rental	Percentage
		and	Assistance	for the Years Ended
	No. of	Subsidized	Under

December 31,

Name and Location	Units	Under	Section 8	2008	2007

Pineview Terrace
Katy, TX	120	--	--	90%	91%
Quivira
Lenexa, KS	289	--	--	63%	75%
SitkaIII
Sitka, AK	16	(A)	16	93%	97%
Soldotna (Northwood
Senior) Apartments
Soldotna, AK	23	(A)	23	97%	91%
Torres de Plata II
Toa Alto, PR	78	(A)	78	100%	100%
Virginia Park Meadows
Detroit, MI	83	--	--	93%	95%

	1,475		195

(A)   The mortgage is insured by the Federal Housing Administration under the provisions of Section 515 of the National Housing Act.

The following table details the Partnership’s ownership percentages of the Local Partnerships and the cost of acquisition of such ownership.  All interests are limited partner interests.  Also included is the total mortgage and other encumbrances on each property for each of the Local Partnerships as of December 31, 2008.

	NTCI-II	Original Cost
	Percentage	of Ownership	Mortgage	Notes
Name and Location	Interest	Interest	Notes	Payable
		(in thousands)	(in thousands)	(in thousands)
Columbus Junction Park
Columbus Junction, IA	99.00%	$ 218	$ 631	$ --
Countryside
Howell Township, NJ	99.00%	95	3,663	143
Fourth Street
Los Angeles, CA	99.00%	1,575	782	--
Grimes Park Apartments
Grimes, IA	99.00%	1,858	445	--
Jamestown Terrace
Jamestown, CA	99.00%	183	2,782	--
Lincoln Grove Apartments
Greensboro, NC	99.00%	840	2,256	--
Michigan Beach Apartments
Chicago, IL	98.90%	1,575	4,962	3,460
Norwalk Park Apartments
Norwalk, IA	99.00%	465	412	--
Palm Springs View
Palm Springs, CA	50.49%	57	4,840	--
Pensacola Affordable
Pensacola, FL	99.00%	300	766	--
Pineview Terrace
Katy, TX	98.99%	132	2,519	--
Quivera
Lenexa, KS	99.00%	43	6,136	--
Sitka III
Sitka, AK	99.00%	1,277	1,129	--
Soldotna (Northwood
Senior) Apartments
Soldotna, AK	99.00%	1,391	1,431	--
Torres de Plata II
Toa Alto, PR	99.00%	100	2,967	--
Virginia Park Meadows
Detroit, MI	98.90%	248	3,344	422
		$10,357	$39,065	$4,025

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

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the limited partners through the solicitation of proxies or otherwise during the quarter ended December 31, 2008.

PART II

Item 5.     Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The limited partnership interests (the “Units”) are not traded on a public exchange but were sold through a public offering managed by PaineWebber Incorporated.  It is not anticipated that any active public market will develop for the purchase and sale of any limited partnership interest, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership.  A Unit may not be transferred but can be assigned only if certain requirements in the Partnership Agreement are satisfied.  At December 31, 2008, there were 3,024 registered holders of 72,315 Units in NTCI-II. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to limited partners in circumstances other than refinancing or disposition of its investments in Local Partnerships.  Distributions have not been made from inception of the Partnership to December 31, 2008.

AIMCO and its affiliates owned 397.0 Units in the Partnership representing 0.55% of the outstanding Units at December 31, 2008. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of December 31, 2008 and 2007, the Partnership has cash and cash equivalents of approximately $2,446,000 and $2,865,000, respectively, on deposit with a financial institution, earning interest at market rates.  This resulted in the Partnership earning approximately $54,000 and $19,000 in interest income for the years ended December 31, 2008 and 2007, respectively.  The amount of interest income varies with the market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise.  The Partnership intends to continue investing available funds in this manner.

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

An infrequent source of funds for the Partnership would be from proceeds received as a result of a sale of a Local Partnership’s investment property or from the sale of the Partnership’s interest in a Local Partnership.  In this regard, on July 8, 2008, a local partnership, Kentucky River Apartments, Ltd., sold its investment property to a third party. The Partnership received approximately $577,000 in distributable proceeds. The Partnership had an investment balance of zero and approximately $666,000 at December 31, 2008 and 2007, respectively.

During December 2008, the Partnership assigned its limited partnership interest in Rancho Del Mar Apartments Limited Partnership (“Rancho Del Mar”) to the general partner of Rancho Del Mar. The Partnership did not receive any proceeds and the assignment was effective as of January 1, 2008. The Partnership had no remaining investment balance in this Local Partnership at December 31, 2008 or 2007.

On March 30, 2007, a local partnership, Jefferson Meadows, sold its investment property to a third party. The Partnership received approximately $39,000 in distributable proceeds during year ended December 31, 2007. The Partnership had no investment balance in this Local Partnership at December 31, 2008 or December 31, 2007 and the proceeds were recognized as a distribution in excess of investment during the year ended December 31, 2007.

On April 5, 2007, a local partnership, Pampa Partnership Limited, sold its investment property to a third party. The Partnership received approximately $942,000 in distributable proceeds during the year ended December 31, 2007 and an additional $19,000 during the year ended December 31, 2008. The Partnership had no investment balance in this Local Partnership at December 31, 2008 or December 31, 2007, and the proceeds were recognized as a distribution in excess of investment of approximately $19,000 and $942,000 during the years ended December 31, 2008 and 2007, respectively.

During the year ended December 31, 2007, the Partnership assigned its limited partnership interest in Edgewood Limited Partnership (“Edgewood”), Germantown Limited Partnership (“Germantown”), Meadow Lake Limited Partnership (“Meadow Lake”), and Salem Park Limited Partnership (“Salem Park”) to various individuals for approximately $411,000, $1,533,000, $99,000, and $1,947,000, respectively. The proceeds were recorded as gain on sale of investment for the year ended December 31, 2007. The Partnership had investment balances of approximately $206,000, $230,000, $99,000, and zero in Edgewood, Germantown, Meadow Lake and Salem Park, respectively, at the time of assignment and no investment balance as of December 31, 2008 or December 31, 2007, respectively.

On December 27, 2007, a local partnership, Huntsville Properties Limited Partnership, sold its investment property to a third party. The Partnership received approximately $5,048,000 in distributable proceeds during the year ended December 31, 2007 and an additional $23,000 during the year ended December 31, 2008. The Partnership had no remaining investment balance in this Local Partnership at December 31, 2008 or December 31, 2007 and the proceeds were recognized as a distribution in excess of investment balance of approximately $23,000 and $5,048,000 during the years ended December 31, 2008 and 2007, respectively.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. Accordingly, prior to January 1, 2006 AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership funds for advances to Local Partnerships and for the Partnership’s purchase of the second mortgage at Michigan Beach. There were no such advances during the years ended December 31, 2008 and 2007. These advances were repaid in full during December 31, 2007 and bore interest at prime plus 2%. Interest expense was approximately $381,000 for the year ended December 31, 2007. There was no interest expense for the year ended December 31, 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

Results of Operations

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  During the years ended December 31, 2008 and 2007, the Partnership recognized equity in loss and amortization of approximately $203,000 and $539,000, respectively, from Local Partnerships.  During the years ended December 31, 2008 and 2007, the Partnership received approximately $57,000 and $6,053,000, respectively, in distributions from Local Partnerships that were recognized as income in the statements of operations since the Partnership’s investment in those Local Partnerships had been reduced to zero.

At times, advances are made to Local Partnerships in order to preserve the ability to receive applicable Tax Credits.  Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero are charged to expense.  During the years ended December 31, 2008 and 2007 the Partnership advanced to Local Partnerships approximately $609,000 and $544,000, respectively. One Local Partnership repaid advances of approximately $46,000 during the year ended December 31, 2007.  During the years ended December 31, 2008 and 2007, the Partnership recorded approximately 609,000 and $530,000, respectively, as advances made to Local Partnerships recognized as expense on the statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

A recurring Partnership expense is the annual partnership management fee.  The fee, as defined in the Partnership Agreement, is payable to the General Partner and is calculated at 0.5% of the Partnership’s invested assets as of the beginning of the year.  The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of Partnership affairs. For the years ended December 31, 2008 and 2007, management fees were approximately $315,000 and $471,000, respectively. The decrease for the year ended December 31, 2008 is due to the loss of investment in seven Local Partnerships during 2007.

Operating expenses, exclusive of the management fee, consist of legal and accounting expenses for services rendered to the Partnership, general and administrative expenses and interest expense. Legal and accounting expenses were approximately $100,000 and $105,000 for the years ended December 31, 2008 and 2007, respectively.  General and administrative expenses were approximately $163,000 and $139,000 for the years ended December 31, 2008 and 2007, respectively. General and administrative expenses increased primarily due to an increase in the cost of services included in the management reimbursements paid to the General Partner as allowed under the Partnership Agreement.

Interest expense was approximately $381,000 for the year ended December 31, 2007. The decrease in interest expense is due to the repayment of the advances and related accrued interest during 2007.

During the year ended December 31, 2008, the Partnership recognized an impairment loss of approximately $89,000 for one Local Partnership, Kentucky River Apartments, Ltd. The Partnership had an investment balance of approximately $666,000 in this Local Partnership at the date of sale and zero and $668,000 at December 31, 2008 and 2007, respectively. The Local Partnership sold its investment property to a third party in July 2008 and the Partnership received a distribution of approximately $577,000 from the sale proceeds.

During the year ended December 31, 2007, the Partnership recognized an impairment loss of approximately $240,000 in one Local Partnership, Meadow Lake. Based upon information obtained by the Partnership relating to the estimated fair value of Meadow Lake, the Partnership determined that the carrying amount of its limited partnership investment in Meadow Lake exceeded the estimated proceeds the Partnership would expect to receive from a sale of the investment property owned by Meadow Lake. The Partnership had no investment balance in this Local Partnership at December 31, 2008 or 2007, respectively.

During the year ended December 31, 2007, the Partnership assigned its limited partnership interest in Edgewood, Germantown, Meadow Lake, and Salem Park to various individuals for approximately $411,000, $1,533,000, $99,000, and $1,947,000, respectively. The proceeds were recorded as gain on sale of investment for the year ended December 31, 2007. The Partnership had investment balances of approximately $206,000, $230,000, $99,000, and zero in Edgewood, Germantown, Meadow Lake and Salem Park, respectively, at the time of assignment and no investment balances as of December 31, 2008 or 2007, respectively.

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

On April 5, 2007, a local partnership, Pampa Partnership Limited, sold its investment property to a third party. The Partnership received approximately $942,000 in distributable proceeds during the year ended December 31, 2007. The Partnership received additional distributable proceeds of approximately $19,000 during the year ended December 31, 2008. The Partnership had no remaining investment balance in this Local Partnership at December 31, 2008 and 2007 and the proceeds were recognized as a distribution in excess of investment balance on the statement of operations.

On December 27, 2007, a local partnership, Huntsville Properties Limited Partnership, sold its investment property to a third party. The Partnership received approximately $5,048,000 in distributable proceeds during the year ended December 31, 2007. The Partnership received additional distributable proceeds of approximately $23,000 during the year ended December 31, 2008. The Partnership had no remaining investment balance in this Local Partnership at December 31, 2008 and 2007 and the proceeds were recognized as a distribution in excess of investment balance on the statement of operations.

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

During the year ended December 31, 2002, the Partnership received approximately $108,000 from one of the parties involved in this legal action as part of a settlement agreement. Approximately $1,492,000 of its share of the refinancing proceeds of Quivira Limited Partnership were received during August 2002. The Partnership obtained judgments totaling approximately $4,800,000 against certain defendants in 2002. During the year ended December 31, 2003, the Partnership received approximately $1,682,000 from the parties involved in this legal action as part of a global settlement agreement with the local general partner. During the years ended December 31, 2006, 2005 and 2004, the Partnership received approximately $102,000, $80,000 and $193,000, respectively, in additional settlement payments. There were no settlement payments received during the year ended December 31, 2007. During the year ended December 31, 2008, the Partnership received an additional settlement payment of approximately $109,000. As part of the settlement agreement, the Partnership expects to receive additional payments from the defendants over the next two years, however, no assurance can be given that these additional payments will be received. Therefore, the Partnership will recognize any additional settlement payments in its statement of operations when received.

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

Because of (i) the nature of the projects, (ii) the difficulty of predicting the resale market for low-income housing in the future, and (iii) the inability of the Partnership to directly cause the sale of projects by local general partners, but generally only to require such local general partners to use their respective best efforts to find a purchaser for the projects.  If a Local Partnership is unable to sell a project, it is anticipated that the local general partner will either continue to operate such projects or take such other actions as the local general partner believes to be in the best interest of the Local Partnership.

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in unconsolidated Local Partnerships, in which the Partnership’s ownership percentage ranges from 50.49% to 99%.  However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 8. Financial Statements and Supplementary Data”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Partnerships is limited to the recorded investments in and receivables from the Local Partnerships.  See “Note 2 – Investments In and Advances to Local Partnerships” of the financial statements in “Item 8. Financial Statements and Supplementary Data” for additional information about the Partnership’s investments in unconsolidated Local Partnerships.”

Other

AIMCO and its affiliates owned 397.0 limited partnership interests (the "Units") in the Partnership representing 0.55% of the outstanding Units at December 31, 2008. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

The Partnership holds variable interests in ten VIEs for which the Partnership is not the primary beneficiary. These ten VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership or management of ten apartment properties with a total of 1,063 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $4,600,000 and $5,490,000 at December 31, 2008 and December 31, 2007, respectively.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in “Note 1 – Organization and Summary of Significant Accounting Policies” which is included in the financial statements in “Item 8. Financial Statements and Supplementary Data”.  The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage of 50.49% to 99%. Distributions of surplus cash from operations from twelve of the Local Partnerships are restricted by the Local Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a percentage, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Partnership. For the other four Local Partnerships, distributions of surplus cash are not restricted. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Partnerships’ partnership agreements. These agreements usually limit the Partnerships' distributions to an amount substantially less than its ownership percentage in the Local Partnership.

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges. See "Item 8. Financial Statements and Supplementary Data - Note 1 – Organization and Summary of Significant Accounting Policies" for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.

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

Item 8.     Financial Statements and Supplementary Data

NATIONAL TAX CREDIT INVESTORS II

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets – December 31, 2008 and 2007

Statements of Operations – Years ended December 31, 2008 and 2007

Statements of Changes in Partners’ (Deficiency) Capital  – Years ended December 31, 2008 and 2007

Statements of Cash Flows – Years ended December 31, 2008 and 2007

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

National Tax Credit Investors II

We have audited the accompanying balance sheets of National Tax Credit Investors II as of December 31, 2008 and 2007, and the related statements of operations, changes in partners' (deficiency) capital and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of National Tax Credit Investors II at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

April 14, 2009

NATIONAL TAX CREDIT INVESTORS II

BALANCE SHEETS

(in thousands)

	December 31,
	2008	2007
ASSETS

Investments in and advances to Local Partnerships (Note 2)	$ 553	$ 1,308
Cash and cash equivalents	2,446	2,865
Receivable – limited partners	64	4
Mortgage note receivable (Note 3)	4,047	4,182
Total assets	$ 7,110	$ 8,359

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses	$ 125	$ 123

Contingencies (Note 8)

Partners' (deficiency) capital:
General partner	(559)	(546)
Limited partners	7,544	8,782
	6,985	8,236
Total liabilities and partners' (deficiency) capital	$ 7,110	$ 8,359

See Accompanying Notes to Financial Statements

                          NATIONAL TAX CREDIT INVESTORS II

                              STATEMENTS OF OPERATIONS

                      (in thousands, except per interest data)

	Years Ended December 31,
	2008	2007
Revenues:
Interest income	$ 54	$ 19
Other income	8	--
Gain on legal settlement (Note 6)	109	--
Total revenues	171	19

Operating expenses:
Management fees - partners (Note 4)	315	471
General and administrative (Note 4)	163	139
Interest (Note 4)	--	381
Legal and accounting	100	105
Total operating expenses	578	1,096

Loss from Partnership operations	(407)	(1,077)

Impairment loss (Note 2)	(89)	(240)
Gain on sale of investments (Note 2)	--	3,455
Distributions from Local Partnerships in excess of
investment balance (Note 2)	57	6,053
Return of advances made to Local Partnerships
recognized as income (Note 2)	--	32
Advances made to Local Partnerships recognized
as expense (Note 2)	(609)	(530)
Equity in loss of Local Partnerships and amortization
of acquisition costs, net (Notes 2 and 3)	(203)	(539)

Net (loss) income (Note 5)	$(1,251)	$ 7,154

Net (loss) income allocated to general partner (1%)	$ (13)	$ 72
Net (loss) income allocated to limited partners (99%)	(1,238)	7,082

	$(1,251)	$ 7,154

Net (loss) income per limited partnership interest
(Note 1)	$(17.11)	$ 97.81

See Accompanying Notes to Financial Statements

                          NATIONAL TAX CREDIT INVESTORS II

               STATEMENTS OF CHANGES IN PARTNERS'(DEFICIENCY) CAPITAL

                          (in thousands, except interests)

	General	Limited
	Partner	Partners	Total

Limited Partnership Interests (Note 1)		72,315

Partners’ (deficiency) capital at
December 31, 2006	$ (618)	$ 1,700	$ 1,082

Net income for the year ended December 31, 2007	72	7,082	7,154

Partners’ (deficiency) capital at
December 31, 2007	(546)	8,782	8,236

Net loss for the year ended December 31, 2008	(13)	(1,238)	(1,251)

Partners’ (deficiency) capital at
December 31, 2008	$ (559)	$ 7,544	$ 6,985

See Accompanying Notes to Financial Statements

                          NATIONAL TAX CREDIT INVESTORS II

                              STATEMENTS OF CASH FLOWS

                                   (in thousands)

	Years Ended December 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$ (1,251)	$ 7,154
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Advances made to Local Partnerships recognized
as expense	609	530
Return of advances made to Local Partnerships
recognized as income	--	(32)
Equity in loss of Local Partnerships and amortization
of acquisition costs, net	203	539
Impairment loss	89	240
Gain on sale of investments in Local Partnerships	--	(3,455)
Change in accounts:
Accounts receivable	(60)
Accounts payable and accrued expenses	2	(18)
Accrued fees due to partners	--	(1,301)
Accrued interest due to affiliates	--	(56)
Net cash (used in) provided by operating
activities	(408)	3,601

Cash flows from investing activities:
Distributions from Local Partnerships recognized as a
return of investment balance	598	219
Proceeds from sale of Local Partnership interests	--	3,990
Advances to Local Partnerships	(609)	(544)
Repayment of advances by Local Partnerships	--	46
Net cash (used in) provided by investing
activities	(11)	3,711

Cash flows used in financing activities:
Repayment of advances from affiliates	--	(4,739)

Net (decrease) increase in cash and cash equivalents	(419)	2,573
Cash and cash equivalents, beginning of year	2,865	292
Cash and cash equivalents, end of year	$ 2,446	$ 2,865
Supplemental disclosure of cash flow information:
Cash paid for interest	$ --	$ 437

See Accompanying Notes to Financial Statements

                          NATIONAL TAX CREDIT INVESTORS II

                            NOTES TO FINANCIAL STATEMENTS

                                  DECEMBER 31, 2008

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balances at December 31, 2008 and 2007 are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

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

Net (Loss) Income Per Limited Partnership Interest

Net (loss) income per limited partnership interest was computed by dividing the limited partners' share of net (loss) income by the number of limited partnership interests outstanding at the beginning of the year.  The number of limited partnership interests was 72,404 at January 1, 2007 and 72,360 at January 1, 2008.

Abandoned Units

During 2008 and 2007, the number of limited partnership units decreased by 45 and 44 units, respectively, due to limited partners abandoning their units.  In abandoning his or her partnership units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of the abandonment.

Mortgage Note Receivable

The Partnership reviews its mortgage note receivable whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  The Partnership has recorded its mortgage note receivable at December 31, 2008 and 2007 at the amount at which the Partnership acquired the mortgage note receivable during 2006 less equity in loss recognized with respect to the Local Partnership that is obligated under the mortgage note. No reserve was recognized during the years ended December 31, 2008 and 2007, respectively. See “Note 3 – Mortgage Note Receivable” for further information.

Impairment of Long-Lived Assets

The Partnership reviews long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. The Partnership recognized impairment losses of approximately $89,000 and $240,000 during the years ended December 31, 2008 and 2007, respectively.

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

The Partnership holds variable interests in ten VIEs for which the Partnership is not the primary beneficiary. These ten VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership or management of ten apartment properties with a total of 1,063 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $4,600,000 and $5,490,000 at December 31, 2008 and December 31, 2007, respectively.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are  applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 effective January 1, 2008, and at that time determined no transition adjustment was required.

Note 2 - Investments in and Advances to Local Partnerships

As of December 31, 2008 the Partnership holds limited partnership interests in 16 Local Partnerships, located in 11 states and Puerto Rico.  As a limited partner of the Local Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their properties (the "Apartment Complexes"). The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

At December 31, 2008, the Local Partnerships own residential projects consisting of 1,475 apartment units.

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

As of December 31, 2008, the investment balance in 13 of the 16 Local Partnerships had been reduced to zero.

Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero are charged to expense.  During the years ended December 31, 2008 and 2007 the Partnership advanced to Local Partnerships approximately $609,000 and $544,000, respectively. One Local Partnership repaid advances of approximately $46,000 during the year ended December 31, 2007, of which approximately $32,000 had been previously charged to expense.  During the years ended December 31, 2008 and 2007, the Partnership recognized approximately $609,000 and $530,000, respectively, as expense for advances on the accompanying statements of operations.

The following is a summary of the investments in and advances to Local Partnerships for the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Investment balance, beginning of year	$ 1,308	$ 2,703
Equity in losses of local partnerships (see Note 3)	(43)	(359)
Distributions recognized as a return
of investment balance	(21)	(219)
Advances to local partnerships	609	544
Advances made to local partnerships
recognized as expense	(609)	(530)
Repayment of advances by local partnerships	--	(46)
Return of advances made to local partnerships
recognized as income	--	32
Saleof local partnership interests	(577)	(535)
Amortization of capitalized acquisition
costs and fees	(25)	(42)
Impairment loss	(89)	(240)
Investment balance, end of year	$ 553	$ 1,308

The difference between the investment per the accompanying balance sheet at December 31, 2008 and 2007 and the equity per the Local Partnerships' condensed combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Partnerships, costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

The Partnership’s value of its investments and its equity in the income/loss and/or distributions from the Local Partnerships are, for certain Local Partnerships, individually, not material to the overall financial position of the Partnership. The financial information from the unaudited condensed combined financial statements of such Local Partnerships at December 31, 2008 and 2007 and for each of the two years in the period then ended is presented below.  The Partnership’s value of its investments in Michigan Beach Limited Partnership, (the “Material Investee”) is considered material to the Partnership’s financial position and amounts included below for the Material Investee is included on an audited basis.

The following are condensed combined statements of operations for the years ended December 31, 2008 and 2007 for the Local Partnerships in which the Partnership has investments.  In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the 2007 amounts exclude Jefferson Meadows due to the sale of its investment property on March 30, 2007, Pam Apartments which was sold May 14, 2007, exclude Edgewood, Salem Park, Germantown and Meadow Lake Apartments due to the Partnership assigning its limited partnership interest to third parties on September 28, 2007. The 2008 amounts exclude Kentucky River Apartments, which was sold in July 2008 and Rancho Del Mar Apartments due to the Partnership assigning its limited partnership interest during 2008 to the local general partner. The 2007 amounts have been restated to also exclude Parkwood Landing which sold on December 26, 2007, Kentucky River Apartments which was sold in July 2008 and Rancho Del Mar Apartments due to the Partnership assigning its limited partnership interest during 2008 to the local general partner and to include Jamestown Terrace Apartments which is no longer classified as held for sale.

Condensed Combined Balance Sheet of the Local Partnerships
(in thousands)
	December 31, 2008
		Material
Assets	Unaudited	Investee	Total
Land	$ 3,008	$ 810	$ 3,818
Building and improvements, net of
Accumulated depreciation of $35,773
and $2,253, respectively	25,579	4,752	30,331

Other assets	4,236	780	5,016
Total assets	$ 32,823	$ 6,342	$ 39,165

Liabilities and Partners Deficit:
Liabilities:
Mortgage notes payable	$ 34,103	$ 4,962	$ 39,065
Other liabilities	7,784	11,886	19,670
	41,887	16,848	58,735

Partners’ deficit	(9,064)	(10,506)	(19,570)

Total liabilities and partners' deficit	$ 32,823	$ 6,342	$ 39,165

	December 31, 2007
		Material
Assets	Unaudited	Investee	Total
	(Restated)		(Restated)
Land	$ 3,008	$ 795	$ 3,803
Building and improvements, net of
Accumulated depreciation of $33,676
and $1,870, respectively	26,986	4,857	31,843

Other assets	4,505	645	5,150
Total assets	$ 34,499	$ 6,297	$ 40,796

Liabilities and Partners Deficit:
Liabilities:
Mortgage notes payable	$ 34,577	$ 6,000	$ 40,577
Other liabilities	6,067	10,158	16,225
	40,644	16,158	56,802

Partners’ deficit	(6,145)	(9,861)	(16,006)

Total liabilities and partners' deficit	$ 34,499	$ 6,297	$ 40,796

Condensed Combined Results of Operations of the Local Partnerships
(in thousands)
	For the years ended December 31,

	2008	2008	2008	2007	2007	2007
		Material			Material
	Unaudited	Investee	Total	Unaudited	Investee	Total
				(Restated)		(Restated)

Total revenues	$ 7,946	$ 2,162	$10,108	$ 7,935	$ 2,139	$10,074

Expenses:
Operating expenses	5,178	1,721	6,899	5,118	1,693	6,811
Interest	2,102	696	2,798	2,101	782	2,883
Depreciation and
amortization	2,103	389	2,492	2,084	361	2,445
Total expenses	9,383	2,806	12,189	9,303	2,836	12,139

Loss from continuing
operations	$(1,437)	$ (644)	$(2,081)	$(1,368)	$ (697)	$(2,065)

An affiliate of the General Partner is currently the Local Operating General Partner in five of the Partnership’s 16 Local Partnerships included above, and another affiliate currently receives property management fees of approximately 5 percent of gross revenues from one of the Local Partnerships (see “Note 4 – Transactions with Affiliated Parties").

Three Local Partnerships, Fourth Street Investors LP, Michigan Beach Apartments and Northwestern Partners, Ltd., are currently marketing their respective investment properties for sale at December 31, 2008. Subsequent to December 31, 2008, one Local Partnership, Quivira Place Associates, LP, entered into a sale contract with a third party. The Local Partnership expects to close on this transaction in August 2009 and the Partnership does not expect to receive any proceeds. The Partnership has no investment balance remaining at December 31, 2008 or December 31, 2007 in both Northwestern Partners, Ltd. and Quivera Place Associates. The Partnership’s investment balance in Fourth Street Investors, LP is approximately $392,000 and $437,000 at December 31, 2008 and December 31, 2007, respectively. The Partnership’s investment balance in Michigan Beach Apartments is approximately $4,047,000 and $4,182,000 at December 31, 2008 and 2007, respectively.

During 2002, a Local Partnership, Michigan Beach, reached a settlement with the City of Chicago to complete necessary repairs to the exterior façade of the building.  As of December 31, 2008, the Partnership had advanced Michigan Beach approximately $1,347,000 to complete these repairs and an additional approximately $893,000 for other operational items. These advances bear interest at prime plus 2% (approximately 5.25% at December 31, 2008) and interest earned by the Partnership was approximately $158,000 and $225,000 for the years ended December 31, 2008 and 2007, respectively.  The Partnership has charged to expense all of the advances and any interest earned related to the advances to Michigan Beach due to the uncertainty of collection.

On February 28, 2006, a Local Partnership, Ashville Equity, sold its investment property to a third party.  The Partnership received a partial repayment of approximately $75,000 of fully reserved advances due from Ashville Equity during the year ended December 31, 2006. During the year ended December 31, 2007, the Partnership received additional payments of approximately $32,000 of fully reserved advances due from Ashville Equity. The Partnership had no investment balance in this Local Partnership at December 31, 2007 or December 31, 2008.

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

On April 5, 2007, a local partnership, Pampa Partnership Limited, sold its investment property to a third party. The Partnership received approximately $942,000 in distributable proceeds during the year ended December 31, 2007. The Partnership received additional distributable proceeds of approximately $19,000 during the year ended December 31, 2008. The Partnership had no remaining investment balance in this Local Partnership at December 31, 2008 and 2007 and the proceeds were recognized as a distribution in excess of investment balance on the statement of operations.

On December 27, 2007, a local partnership, Huntsville Properties Limited Partnership, sold its investment property to a third party. The Partnership received approximately $5,048,000 in distributable proceeds during the year ended December 31, 2007. The Partnership received additional distributable proceeds of approximately $23,000 during the year ended December 31, 2008. The Partnership had no remaining investment balance in this Local Partnership at December 31, 2008 and 2007 and the proceeds were recognized as a distribution in excess of investment balance on the statement of operations.

During the year ended December 31, 2007, the Partnership recognized an impairment loss of approximately $240,000 in one Local Partnership, Meadow Lake Limited Partnership (“Meadow Lake”).   Based upon information obtained by the Partnership relating to the estimated fair value of Meadow Lake, the Partnership determined that the carrying amount of its limited partnership investment in Meadow Lake exceeded the estimated proceeds the Partnership would expect to receive from a sale of the investment property owned by Meadow Lake. The Partnership had no investment balance in this Local Partnership at December 31, 2007 or December 31, 2008.

During the year ended December 31, 2007, the Partnership assigned its limited partnership interest in Edgewood Limited Partnership (“Edgewood”), Germantown Limited Partnership (“Germantown”), Meadow Lake, and Salem Park Limited Partnership (“Salem Park”) to various individuals for approximately $411,000, $1,533,000, $99,000, and $1,947,000, respectively. The proceeds were recorded as gain on sale of investment for the year ended December 31, 2007. The Partnership had investment balances of approximately $206,000, $230,000, $99,000, and zero in Edgewood, Germantown, Meadow Lake and Salem Park, respectively, at the time of assignment and no investment balances as of December 31, 2007 or December 31, 2008.

During the year ended December 31, 2008, the Partnership recognized an impairment loss of approximately $89,000 for one Local Partnership, Kentucky River Apartments, Ltd. The Partnership had an investment balance of approximately $666,000 in this Local Partnership at the date of sale and zero and $668,000 at December 31, 2008 and 2007, respectively. The Local Partnership sold its investment property to a third party in July 2008 and the Partnership received a distribution of approximately $577,000 from the sale proceeds.

During December 2008, the Partnership assigned its limited partnership interest in Rancho Del Mar Apartments Limited Partnership (“Rancho Del Mar”) to the general partner of Rancho Del Mar. The Partnership did not receive any proceeds and the assignment was effective as of January 1, 2008. The Partnership had no remaining investment balance in this Local Partnership at December 31, 2008 or 2007.

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

The second mortgage had a principal balance of approximately $3,596,000 at the time of purchase and accrues interest at a fixed rate of 6.11%.  Semiannual payments from 50% of surplus cash are required and the note matures in July of 2031.  There is an option to the noteholder to accelerate maturity of the second mortgage after October of 2008. There have been no payments made on the loan and Michigan Beach did not generate any surplus cash for the years ended December 31, 2008 and 2007.  The accrued interest at the time the Partnership purchased the second mortgage was approximately $1,605,000.  The accrued interest balance at December 31, 2008 was approximately $2,173,000.  The local general partner is currently marketing the property for sale. The Partnership recognized approximately $135,000 and $138,000 in equity in loss from Michigan Beach during the years ended December 13, 2008 and 2007, respectively, and reduced the carrying value of the mortgage note receivable. The Partnership currently expects to receive payment in full on the second mortgage from Michigan Beach upon ultimate sale of the property and accordingly no reserve has been established against the carrying value of the mortgage note receivable at December 31, 2008 or 2007, however, the Partnership has fully reserved any additional accrued interest.

The following is a summary of the mortgage note receivable activity for the year ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Mortgage note receivable balance, beginning of year	$ 4,182	$ 4,320
Equity in losses of local partnership	(135)	(138)
Mortgage note receivable balance, end of year	$ 4,047	$ 4,182

Note 4 – Transactions with Affiliated Parties

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner for the following fees:

(a)  An annual Partnership management fee in an amount equal to 0.5 percent of   invested assets (as defined in the Partnership Agreement) as of the beginning of the year is payable to the General Partner. For the years ended December 31, 2008 and 2007, partnership management fees in the amount of approximately $315,000 and $471,000, respectively, were recorded as an expense.

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

(c)   The Partnership reimburses NAPICO for certain expenses. The reimbursement charged by NAPICO was approximately $88,000 and $60,000 for the years ended December 31, 2008 and 2007, respectively, and is included in general and administrative expenses.

NTC-II or another affiliate of the General Partner is the Local Operating General Partner in five of the Partnership's 16 Local Partnerships at December 31, 2008.  In addition, NTC-II is typically either a special limited partner or an administrative general partner in each Local Partnership in which the Partnership has an investment.

An affiliate of the General Partner managed one property owned by a Local Partnership during the years ended December 31, 2008 and 2007. The Local Partnership pays the affiliate property management fees in the amount of five percent of its gross rental revenues and data processing fees. The amounts paid were approximately $106,000 and $102,000 for the years ended December 31, 2008 and 2007, respectively.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. Accordingly, prior to January 1, 2006 AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership funds for advances to Local Partnerships and for the Partnership’s purchase of the second mortgage at Michigan Beach. There were no such advances during the year ended December 31, 2008 and 2007. These advances were repaid in full during the year ended December 31, 2007 and bore interest at prime plus 2%. Interest expense was approximately $381,000 for the year ended December 30, 2007. There was no interest expense for the year ended December 31, 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

AIMCO and its affiliates owned 397.0 limited partnership interests (the "Units") in the Partnership representing 0.55% of the outstanding Units at December 31, 2008. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

A reconciliation follows:

	Years Ended December 31,
	2008	2007
	(in thousands)
Net (loss) income per financial statements	$(1,251)	$ 7,154
Sale of partnership interest	(56)	3,839
Other	(474)	(572)
Bad debt	605	--
Investment in Local Partnerships	(1,054)	(3,984)
(Loss) income per tax return	$(2,230)	$ 6,437
(Loss) income per limited partnership interest	$(30.51)	$ 88.06

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net assets at December 31, 2008 and 2007 (in thousands):

2008

2007

Net assets as reported	$ 6,985	$ 8,236
Add (deduct):
Deferred offering costs	9,367	9,367
Investment in Local Partnerships	(20,375)	(19,269)
Other	9,478	9,351
Net assets – Federal tax basis	$ 5,455	$ 7,685

The Partnership is subject to a New Jersey tax based upon the number of resident and non-resident limited partners and apportionment of income related to the Partnership’s investment in certain Local Partnerships.  For the years ended December 31, 2008 and 2007 the expense related to this tax is reflected in general and administrative expense in the accompanying statement of operations.  At December 31, 2008 and 2007, the Partnership’s estimate of the tax currently due to the state of New Jersey is approximately $87,000 for both periods and this amount is included in accounts payable and accrued expenses on the accompanying balance sheet.

Note 6 – Gain on Legal Settlement

During 2001, the Partnership and an affiliated partnership filed a suit against several parties for breach of fiduciary duties and breach of the partnership agreements of Quivira Limited Partnership, in which the Partnership has invested, and another Limited Partnership in which the affiliated partnership is invested. The property in each respective Limited Partnership had been refinanced during 2001; however, the proceeds from the refinancing were being held within the respective Limited Partnership instead of being distributed.

During the year ended December 31, 2002, the Partnership received approximately $108,000 from one of the parties involved in this legal action as part of a settlement agreement. Approximately $1,492,000 of its share of the refinancing proceeds of Quivira Limited Partnership were received during August 2002. The Partnership obtained judgments totaling approximately $4,800,000 against certain defendants in 2002. During the year ended December 31, 2003, the Partnership received approximately $1,682,000 from the parties involved in this legal action as part of a global settlement agreement with the local general partner. During the years ended December 31, 2006, 2005 and 2004, the Partnership received approximately $102,000, $80,000 and $193,000, respectively, in additional settlement payments. There were no settlement payments received during the year ended December 31, 2007. During the year ended December 31, 2008, the Partnership received an additional settlement payment of approximately $109,000. As part of the settlement agreement, the Partnership expects to receive additional payments from the defendants over the next two years, however, no assurance can be given that these additional payments will be received.  Therefore, the Partnership will recognize any additional settlement payments in its statement of operations when received.

Note 7 - Real Estate and Accumulated Depreciation of Local Partnerships in which NTCI-II Has Invested (in thousands)

(1) Schedule of Encumbrances and Investment Properties (all amounts unaudited except for those amounts relative to the Material Investee – see Note 2) (in thousands):

			Buildings
			And
			Related
			Personal		Accumulated
Description	Encumbrances	Land	Property	Total	Depreciation

Columbus Junction Park	$ 631	$ 40	$ 808	$ 848	$ 405
Countryside Place	3,806	470	8,750	9,220	5,370
Fourth Street	782	242	4,220	4,462	2,591
Grimes Park Apts.	445	50	551	601	273
Lincoln Grove	2,256	185	3,960	4,145	1,829
Michigan Beach	8,422	810	7,005	7,815	2,253
Norwalk Park Apts.	412	51	501	552	256
Palm Springs View Apts.	4,840	901	6,879	7,780	3,665
Pensacola Affordable	766	252	1,869	2,121	1,193
Pineview Terrace	2,519	82	3,241	3,323	1,483
Quivira Place	6,136	100	14,194	14,294	8,994
Sitka III (Spruce Grove)	1,129	42	1,508	1,550	996
Soldotna (Northwood Senior)	1,431	59	1,991	2,050	898
Torres de Plata II	2,967	158	3,898	4,056	2,611
Virginia Park Meadows	3,766	78	5,370	5,448	3,612
Jamestown Terrace	2,782	298	3,612	3,910	1,597
Total	$43,090	$ 3,818	$68,357	$72,175	$38,026

(2) Reconciliation of real estate (all amounts unaudited except for those amounts relative to the Material Investee – see Note 2) (in thousands):

	Years Ended December 31,
	2008	2008	2008	2007	2007	2007
		Material			Material
	Unaudited	Investee	Total	Unaudited	Investee	Total
Real estate:				(Restated)	(Restated)
Balance at beginning of year	$63,670	$ 7,522	$71,192	$104,458	$ 7,289	$111,747
Improvements	690	293	983	405	233	638
Assets held for sale	--	--	--	(11,055)	--	(11,055)
Disposal of property	--	--	--	(30,138)	--	(30,138)
Balance at end of year	$64,360	$ 7,815	$72,175	$ 63,670	$ 7,522	$ 71,192

(3) Reconciliation of accumulated depreciation (all amounts unaudited except for those amounts relative to the Material Investee – see Note 2) (in thousands):

	Years Ended December 31,
	2008	2008	2008	2007	2007	2007
		Material			Material
	Unaudited	Investee	Total	Unaudited	Investee	Total
Accumulated depreciation:				(Restated)	(Restated)
Balance at beginning
of year	$ 33,677	$ 1,870	$35,547	$ 54,972	$ 1,367	$ 56,339
Depreciation expense	2,096	383	2,479	2,199	503	2,702
Assets held for sale	--	--	--	(5,902)	--	(5,902)
Disposal of property	--	--	--	(17,592)	--	(17,592)
Balance at end of year	$ 35,773	$ 2,253	$38,026	$ 33,677	$ 1,870	$ 35,547

Note 8 - Contingencies

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2008, the Partnership’s internal control over financial reporting is effective.

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

(b)  Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16 (a) of the Exchange Act

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

Name	Age	Position
David R. Robertson	43	President, Chief Executive Officer, Chief Financial Officer and Director
Harry G. Alcock	46	Executive Vice President and Director
Lisa R. Cohn	40	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	45	Executive Vice President - Securities and Debt;
		Treasurer
Paul Beldin	35	Senior Vice President and Chief Accounting
		Officer
Steven D. Cordes	37	Senior Vice President
Stephen B. Waters	47	Vice President

David R. Robertson has been President, Chief Executive Officer and a Director of the General Partner since October 2002.   Mr. Robertson has been an Executive Vice President of AIMCO since February 2002, and was appointed President and Chief Executive Officer of AIMCO Capital in October 2002.  In addition Mr. Robertson became the Chief Financial Officer of the General Partner and AIMCO in March 2009.  Mr. Robertson is responsible for portfolio strategy, capital allocation, investments, joint ventures, asset management and transaction activities. Since February 1996, Mr. Robertson has served as Chairman of Robeks Corporation, a privately held chain of specialty food stores that he founded.

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

Patti K. Fielding was appointed Executive Vice President - Securities and Debt; Treasurer of the General Partner in May 2007. Ms. Fielding was appointed Executive Vice President of AIMCO in February 2003 and also appointed as Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul Beldin was appointed Senior Vice President and Chief Accounting Officer of AIMCO and the General Partner in May 2008.  Mr. Beldin joined AIMCO in May 2008.  Prior to that, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

Steven D. Cordes has been a Senior Vice President of the General Partner and AIMCO since May 2007.  Mr. Cordes was appointed Senior Vice President – Structured Equity in May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.

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

The board of directors of the General Partner does not have a separate audit committee. As such, the board of directors of the General Partner fulfills the functions of an audit committee. The board of directors has determined that Steven D. Cordes meets the requirement of an "audit committee financial expert".

The directors and officers of the General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 11.    Executive Compensation

Neither the directors nor the officers received any remuneration from the Partnership for the year ended December 31, 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner for the following fees:

(a)   An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) as of the beginning of the year is payable to the General Partner. For the years ended December 31, 2008 and 2007, partnership management fees in the amount of approximately $315,000 and $471,000, respectively, were recorded as an expense.

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

(c)   The Partnership reimburses NAPICO for certain expenses. The reimbursement charged by NAPICO was approximately $88,000 and $60,000 for the years ended December 31, 2008 and 2007, respectively, and included in general and administrative expenses.

NTC-II or another affiliate of the General Partner is the Local Operating General Partner in five of the Partnership's 16 Local Partnerships.  In addition, NTC-II is typically either a special limited partner or an administrative general partner in each Local Partnership in which the Partnership has an investment.

An affiliate of the General Partner managed one property owned by a Local Partnership during the years ended December 31, 2008 and 2007. The Local Partnership pays the affiliate property management fees in the amount of five percent of its gross rental revenues and data processing fees. The amounts paid were approximately $106,000 and $102,000 for the years ended December 31, 2008 and 2007, respectively.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. Accordingly, prior to January 1, 2006 AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership funds for advances to Local Partnerships and for the Partnership’s purchase of the second mortgage at Michigan Beach. There were no such advances during the year ended December 31, 2008 and 2007. These advances were repaid in full during the year ended December 31, 2007 and bore interest at prime plus 2%. Interest expense was approximately $381,000 for the year ended December 30, 2007. There was no interest expense for the year ended December 31, 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

AIMCO and its affiliates owned 397.0 limited partnership interests (the "Units") in the Partnership representing 0.55% of the outstanding Units at December 31, 2008. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Neither of the General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 14.    Principal Accounting Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2009.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2008 and 2007 are described below.

Audit Fees.  Fees for audit services totaled approximately $44,000 for both 2008 and 2007. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $22,000 and $21,000 for 2008 and 2007, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following financial statements of the Partnership are included in Item 8:

Balance Sheets - December 31, 2008 and 2007.

Statements of Operations - Years ended December 31, 2008 and 2007.

Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2008 and 2007.

Statements of Cash Flows - Years ended December 31, 2008 and 2007.

Notes to Financial Statements.

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)   Exhibits:

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

By: National Partnership Investments Corp.
General Partner

Date: April 14, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: April 14, 2009	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/David R. Robertson	Director and President	Date: April 14, 2009
David R. Robertson

/s/Harry G. Alcock	Director and Executive	Date: April 14, 2009
Harry G. Alcock	Vice President

/s/Steven D. Cordes	Senior Vice President	Date: April 14, 2009
Steven D. Cordes

/s/Stephen B. Waters	Vice President	Date: April 14, 2009
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