Form 10-Q
period 2009-03-31
NATIONAL TAX CREDIT INVESTORS II
filed 2009-05-15
CIK 859921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

NATIONAL TAX CREDIT INVESTORS II

BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note)
ASSETS

Investments in and advances to Local Partnerships (Note 2)	$ 531	$ 553
Cash and cash equivalents	2,265	2,446
Receivable – limited partners	64	64
Mortgage note receivable (Note 3)	3,953	4,047
Total assets	$ 6,813	$ 7,110

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses	$ 141	$ 125

Contingencies (Note 6)

Partners' (deficiency) capital:
General partner	(562)	(559)
Limited partners	7,234	7,544
	6,672	6,985
Total liabilities and partners' (deficiency) capital	$ 6,813	$ 7,110

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENTS OF OPERATIONS

(in thousands, except per interest data)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Interest	$ 2	$ 23
Other income	2	--
Total revenues	4	23

Operating expenses:
Management fees - partners (Note 4)	70	88
General and administrative (Note 4)	63	33
Legal and accounting	20	34
Total operating expenses	153	155

Loss from Partnership operations	(149)	(132)

Distributions from Local Partnerships recognized as income
(Note 2)	2	5
Advances made to Local Partnerships recognized as
expense (Note 2)	(55)	(146)
Equity in loss of Local Partnerships and amortization of
acquisition costs (Note 2)	(111)	(131)

Net loss	$ (313)	$ (404)

Net loss allocated to general partner (1%)	$ (3)	$ (4)
Net loss allocated to limited partners (99%)	(310)	(400)

	$ (313)	$ (404)

Net loss per limited partnership interest (Note 1)	$ (4.29)	$ (5.53)

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)
(in thousands, except interest data)

	General	Limited
	Partner	Partners	Total

Partnership interests (Note 1)		72,315

Partners' (deficiency) capital,	$ (559)	$ 7,544	$ 6,985
December 31, 2008

Net loss for the three months
ended March 31, 2009	(3)	(310)	(313)

Partners' (deficiency) capital,
March 31, 2009	$ (562)	$ 7,234	$ 6,672

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$ (313)	$ (404)
Adjustments to reconcile net loss to net cash used in
operating activities:
Advances made to Local Partnerships recognized as
expense	55	146
Equity in loss of Local Partnerships and amortization
of acquisition costs	111	131
Changes in accounts:
Receivable – limited partners	--	(60)
Accounts payable and accrued expenses	16	72
Net cash used in operating activities	(131)	(115)

Cash flows from investing activities:
Distributions from Local Partnerships recognized as a
return of investment balance	5	5
Advances to Local Partnerships	(55)	(146)
Net cash used in investing activities	(50)	(141)

Net decrease in cash and cash equivalents	(181)	(256)
Cash and cash equivalents, beginning of period	2,446	2,865

Cash and cash equivalents, end of period	$ 2,265	$ 2,609

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

MARCH 31, 2009

Note 1 - Organization And Summary Of Significant Accounting Policies

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the fiscal year ended December 31, 2008 filed by National Tax Credit Investors II (the “Partnership” or “NTCI-II”). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end.  The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2009 and the results of operations and changes in cash flows for the three months ended March 31, 2009 and 2008.

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

Certain reclassifications have been made to the 2008 information to conform to the 2009 presentation.

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

Mortgage Note Receivable

The Partnership reviews its mortgage note receivable whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  The Partnership has recorded its mortgage note receivable at March 31, 2009 and December 31, 2008 at the amount at which the Partnership acquired the mortgage note receivable during 2006 less equity in loss recognized with respect to the Local Partnership that is obligated under the mortgage note.  No reserve was recognized during the three months ended March 31, 2009 or 2008.  See “Note 3 – Mortgage Note Receivable” for further information.

Impairment of Long-Lived Assets

The Partnership reviews long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment loss was recognized during the three months ended March 31, 2009 and 2008.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partner interests was 72,315 and 72,360 for the three month periods ended March 31, 2009 and 2008, respectively.

Variable Interest Entities

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

The Partnership holds variable interests in ten VIEs for which the Partnership is not the primary beneficiary. These ten VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership or management of ten apartment properties with a total of 1,063 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $4,484,000 and $4,600,000 at March 31, 2009 and December 31, 2008, respectively.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 - Investments In and Advances to Local Partnerships

As of March 31, 2009 the Partnership holds limited partnership interests in 16 Local Partnerships, located in 11 states and Puerto Rico.  As a limited partner of the Local Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their properties (the "Apartment Complexes"). The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

At March 31, 2009 and December 31, 2008, the Local Partnerships own residential projects consisting of 1,475 apartment units.

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

As of March 31, 2009 and December 31, 2008, the investment balance in 13 of the 16 Local Partnerships had been reduced to zero.

Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero are charged to expense.  During the three months ended March 31, 2009 and 2008 the Partnership advanced to one Local Partnership approximately $55,000 and $146,000, respectively. During the three months ended March 31, 2009 and 2008 the Partnership recognized approximately $55,000 and $146,000, respectively, as expense for advances. Subsequent to March 31, 2009, the Partnership advanced approximately $283,000 to six Local Partnerships.

The following is a summary of the investments in and advances to Local Partnerships for the three months ended March 31, 2009 (in thousands):

Investment balance, beginning of period	$ 553
Equity in loss of Local Partnerships (see Note 3)	(11)
Distributions recognized as a reduction
of investment balance	(5)
Advances to Local Partnerships	55
Advances made to Local Partnerships
recognized as expense	(55)
Amortization of capitalized acquisition costs and fees	(6)
Investment balance, end of period	$ 531

The following are unaudited condensed combined estimated statements of operations for the three months ended March 31, 2009 and 2008 for the Local Partnerships in which the Partnership has investments.  In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the 2008 amounts exclude Kentucky River Apartments due to the sale of its investment property in July 2008 and Rancho Del Mar Apartments due to the Partnership assigning its limited partnership interest during 2008 to the local general partner.

	Three Months Ended
	March 31,
	2009	2008

Revenues:
Rental and other income	$ 2,527	$ 2,519

Expenses:
Operating expenses	1,725	1,703
Interest	700	721
Depreciation and amortization	623	611
Total expenses	3,048	3,035

Loss from continuing operations	$ (521)	$ (516)

An affiliate of the General Partner is currently the Local Operating General Partner in five of the Partnership’s 16 Local Partnerships included above, and another affiliate receives property management fees of approximately 5 percent of gross revenues from one of the Local Partnerships (See “Note 4 – Transactions with Affiliated Parties”).

Three Local Partnerships, Fourth Street Investors LP, Michigan Beach Apartments and Northwestern Partners, Ltd., are currently marketing their respective investment properties for sale at March 31, 2009. Subsequent to March 31, 2009, one Local Partnership, Quivira Place Associates, LP, entered into a sale contract with a third party. The Local Partnership expects to close on this transaction in August 2009 and the Partnership does not expect to receive any proceeds. The Partnership has no investment balance remaining at March 31, 2009 or December 31, 2008 in both Northwestern Partners, Ltd. and Quivira Place Associates. The Partnership’s investment balance in Fourth Street Investors, LP is approximately $381,000 and $392,000 at March 31, 2009 and December 31, 2008, respectively. The Partnership’s investment balance in Michigan Beach Apartments is approximately $3,953,000 and $4,047,000 at March 31, 2009 and 2008, respectively.

During December 2008, the Partnership assigned its limited partnership interest in Rancho Del Mar Apartments Limited Partnership (“Rancho Del Mar”) to the general partner of Rancho Del Mar. The Partnership did not receive any proceeds and the assignment was effective as of January 1, 2008. The Partnership had no remaining investment balance in this Local Partnership at March 31, 2009 or December 31, 2008.

During 2002, a Local Partnership, Michigan Beach, reached a settlement with the City of Chicago to complete necessary repairs to the exterior façade of the building.  As of March 31, 2009 and December 31, 2008, the Partnership had advanced Michigan Beach approximately $1,347,000 to complete these repairs and an additional approximately $893,000 for other operational items. These advances bear interest at prime plus 2% (approximately 5.25% at March 31, 2009) and interest earned by the Partnership was approximately $29,000 and $45,000 for the three months ended March 31, 2009 and 2008, respectively.  The Partnership has charged to expense all of the advances and any interest earned related to the advances to Michigan Beach due to the uncertainty of collection. Subsequent to March 31, 2009, the Partnership advanced approximately $245,000 to Michigan Beach for operational expenses.

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

The second mortgage had a principal balance of approximately $3,596,000 at the time of purchase and accrues interest at a fixed rate of 6.11%.  Semiannual payments from 50% of surplus cash are required and the note matures in July of 2031.  There is an option to the noteholder to accelerate maturity of the second mortgage after October of 2008. There have been no payments made on the loan and Michigan Beach did not generate any surplus cash for the years ended December 31, 2008 and 2007.  The accrued interest at the time the Partnership purchased the second mortgage was approximately $1,605,000.  The accrued interest balance at March 31, 2009 was approximately $2,228,000. The local general partner is currently marketing the property for sale. The Partnership recognized approximately $94,000 and $70,000 in equity in loss from Michigan Beach during the three months ended March 31, 2009 and 2008, respectively, and reduced the carrying value of the mortgage note receivable. The Partnership currently expects to receive payment in full on the second mortgage from Michigan Beach upon the ultimate sale of the property and accordingly no reserve has been established against the carrying value of the mortgage note receivable at March 31, 2009, however, the Partnership has fully reserved any additional accrued interest.

The following is a summary of the mortgage note receivable activity for the three months ended March 31, 2009 (in thousands):

Mortgage note receivable balance, beginning of period	$ 4,047
Equity in losses of local partnership	(94)
Mortgage note receivable balance, end of period	$ 3,953

Note 4 – Transaction with Affiliated Parties

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner for the following fees:

(a)   An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) at the beginning of the year is payable to the General Partner. For the three months ended March 31, 2009 and 2008, partnership management fees in the amount of approximately $70,000 and $88,000, respectively, were recorded as an expense.

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

(c)   The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $15,000 for both of the three months ended March 31, 2009 and 2008 and is included in general and administrative expenses.

NTC-II or another affiliate of the General Partner is the Local Operating General Partner in five of the Partnership's 16 Local Partnerships. In addition, NTC-II is typically either a special limited partner or an administrative general partner in each Local Partnership, in which the Partnership has an investment.

An affiliate of the General Partner managed one property owned by a Local Partnership during the three months ended March 31, 2009 and 2008.  The Local Partnership pays the affiliate property management fees in the amount of five percent of its gross rental revenues and data processing fees. The amounts paid were approximately $26,000 and $27,000 for the three months ended March 31, 2009 and 2008, respectively.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. There were no advances received by the Partnership during the three months ended March 31, 2009 and 2008. The Partnership may receive future advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

During the year ended December 31, 2002, the Partnership received approximately $108,000 from one of the parties involved in this legal action as part of a settlement agreement. Approximately $1,492,000 of its share of the refinancing proceeds of Quivira Limited Partnership were received during August 2002. The Partnership obtained judgments totaling approximately $4,800,000 against certain defendants in 2002. During the year ended December 31, 2003, the Partnership received approximately $1,682,000 from the parties involved in this legal action as part of a global settlement agreement with the local general partner. During the years ended December 31, 2006, 2005 and 2004, the Partnership received approximately $102,000, $80,000 and $193,000, respectively, in additional settlement payments. There were no settlement payments received during the year ended December 31, 2007. During the year ended December 31, 2008, the Partnership received an additional settlement payment of approximately $109,000. There were no settlement payments received during the three months ended March 31, 2009. As part of the settlement agreement, the Partnership expects to receive additional payments from the defendants over the next two years, however, no assurance can be given that these additional payments will be received.  Therefore, the Partnership will recognize any additional settlement payments in its statement of operations when received.

Note 6 - Contingencies

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

Item 2.     Management's Discussion And Analysis Of Financial Condition and Results Of Operations

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and its investment in limited partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the limited partnerships in which the Partnership has invested. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

As of March 31, 2009 and December 31, 2008, the Partnership has cash and cash equivalents of approximately $2,265,000 and $2,446,000, respectively, on deposit with a financial institution, earning interest at market rates.  This resulted in the Partnership earning approximately $2,000 and $23,000 in interest income for the three months ended March 31, 2009 and 2008, respectively.  The amount of interest income varies with the market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise.  The Partnership intends to continue investing available funds in this manner.

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

An infrequent source of funds for the Partnership would be from proceeds received as a result of a sale of a Local Partnership’s investment property or from the sale of the Partnership’s interest in a Local Partnership. During December 2008, the Partnership assigned its limited partnership interest in Rancho Del Mar Apartments Limited Partnership (“Rancho Del Mar”) to the general partner of Rancho Del Mar. The Partnership did not receive any proceeds and the assignment was effective as of January 1, 2008. The Partnership had no remaining investment balance in this Local Partnership at March 31, 2009 or December 31, 2008.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. There were no advances received by the Partnership during the three months ended March 31, 2009 and 2008. The Partnership may receive future advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

Results of Operations

The Partnership was formed to provide various benefits to its Limited Partners. It is not expected that any of the Local Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to Limited Partners in any material amount. The Partnership accounts for its investments in the Local Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Partnerships. The investments in 13 of the 16 Local Partnerships have been reduced to zero as of March 31, 2009, however, as discussed in Note 3 included in the financial statements in “Item 1. Financial Statements”, during 2006 the Partnership acquired the mortgage note receivable with respect to a Local Partnership that is obligated under the mortgage note.

Because of (i) the nature of the apartment complexes, (ii) the difficulty of predicting the resale market for low-income housing in the future, and (iii) the inability of the Partnership to directly cause the sale of apartment complexes by local general partners, but generally only to require such local general partners to use their respective best efforts to find a purchaser for the apartment complexes, it is not possible at this time to predict whether the liquidation of substantially all of the Partnership’s assets and the disposition of the proceeds, if any, in accordance with the Partnership Agreement will be able to be accomplished promptly. If a Local Partnership is unable to sell an apartment complex, it is anticipated that the local general partner will either continue to operate such apartment complex or take such other actions as the local general partner believes to be in the best interest of the Local Partnership.

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

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  During the three months ended March 31, 2009 and 2008, the Partnership recognized equity in loss and amortization of acquisition costs of approximately $111,000 and $131,000, respectively, from Local Partnerships. Included in equity in loss and amortization of acquisition costs for the three months ended March 31, 2009 and 2008 is approximately $94,000 and $70,000, respectively, of equity in loss related to a Local Partnership, Michigan Beach, that reduced the carrying amount of the mortgage note receivable due from the Local Partnership.  During the three months ended March 31, 2009 and 2008, the Partnership received approximately $2,000 and $5,000, respectively, in distributions from Local Partnerships that were recognized as income in the statements of operations, included in “Item 1. Financial Statements,” since the Partnership’s investment in those Local Partnerships had been reduced to zero.

At times, advances are made to Local Partnerships in order to preserve the ability to receive applicable Tax Credits.  Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero are charged to expense.  During the three months ended March 31, 2009 and 2008 the Partnership advanced to one Local Partnership approximately $55,000 and $146,000, respectively. Subsequent to March 31, 2009, the Partnership advanced approximately $283,000 to six Local Partnerships.

A recurring Partnership expense is the annual partnership management fee.  The fee, as defined in the Partnership Agreement, is payable to the General Partner and is calculated at 0.5% of the Partnership’s invested assets as of the beginning of the year.  The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of Partnership affairs. During the three months ended March 31, 2009 and 2008, management fees were approximately $70,000 and $88,000, respectively. The decrease in management fees is due to the loss of investment in two Local Partnerships during 2008.

Operating expenses, exclusive of the management fee, consist of legal and accounting expenses for services rendered to the Partnership and general and administrative expenses. Legal and accounting expenses were approximately $20,000 and $34,000 for the three months ended March 31, 2009 and 2008, respectively. The decrease in legal and accounting expenses for the three months ended March 31, 2009 is due primarily to decreases in legal costs associated with investments in Local Partnerships and audit fees.  General and administrative expenses were approximately $63,000 and $33,000 for the three months ended March 31, 2009 and 2008, respectively. The increase in general and administrative expense is primarily due to an increase in the New Jersey partner tax assessed to the Partnership.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 397.0 limited partnership interests (the "Units") in the Partnership representing 0.55% of the outstanding Units at March 31, 2009. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO its sole stockholder.

Variable Interest Entities

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

The Partnership holds variable interests in ten VIEs for which the Partnership is not the primary beneficiary. These ten VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership or management of ten apartment properties with a total of 1,063 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $4,484,000 and $4,600,000 at March 31, 2009 and December 31, 2008, respectively.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage of 50.49% to 99%. Distributions of surplus cash from operations from twelve of the Local Partnerships are restricted by the Local Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a percentage, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Partnership. For the other four Local Partnerships distributions of surplus cash are not restricted. The Partnerships are allocated profits and losses and receive distributions from refinancings and sales in accordance with the Local Partnerships’ partnership agreements. These agreements usually limit the Partnerships' distributions to an amount substantially less than its ownership percentage in the Local Partnership.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.     Exhibits

See Exhibit Index Attached.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

By: National Partnership Investments Corp.
General Partner

Date: May 14, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 14, 2009	By: /s/Stephen B. Waters
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