Form 10-Q
period 2009-06-30
NATIONAL TAX CREDIT INVESTORS II
filed 2009-08-14
CIK 859921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

NATIONAL TAX CREDIT INVESTORS II

BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
ASSETS

Investments in and advances to Local Partnerships
(Note 2)	$ 486	$ 553
Cash and cash equivalents	1,805	2,446
Receivable – limited partners	64	64
Mortgage note receivable (Note 3)	3,942	4,047
Total assets	$ 6,297	$ 7,110

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses	$ 26	$ 125

Contingencies (Note 8)

Partners' (deficiency) capital:
General partner	(566)	(559)
Limited partners	6,837	7,544
	6,271	6,985
Total liabilities and partners' (deficiency)
capital	$ 6,297	$ 7,110

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues:
Interest income	$ 1	$ 14	$ 3	$ 37
Other income	--	8	2	8
Gain on legal settlement (Note 5)	--	109	--	109
Total revenues	1	131	5	154

Operating expenses:
Management fees - partners (Note 4)	69	69	139	157
General and administrative (Note 4)	29	37	54	57
Tax expense (Note 6)	(30)	13	8	26
Legal and accounting	29	24	49	58
Total operating expenses	97	143	250	298

Loss from partnership operations	(96)	(12)	(245)	(144)
Impairment loss (Notes 1 and 2)	--	(118)	--	(118)
Distributions from Local Partnerships
recognized as income (Note 2)	6	6	8	11
Advances made to Local Partnerships
recognized as expense (Note 2)	(312)	--	(367)	(146)
Equity in income (loss) of Local
Partnerships and amortization of
acquisition costs (Notes 2 and 3)	1	31	(110)	(100)

Net loss	$ (401)	$ (93)	$ (714)	$ (497)

N et loss allocated to general
Partner (1%)	$ (4)	$ (1)	$ (7)	$ (5)
Net loss allocated to limited
Partners (99%)	(397)	(92)	(707)	(492)
	$ (401)	$ (93)	$ (714)	$ (497)
Net loss per limited partnership
interest (Note 1)	$ (5.49)	$ (1.27)	$ (9.78)	$ (6.80)

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENT OF CHANGES IN PARTNERS’ (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except interest data)

	General	Limited
	Partner	Partners	Total

Partnership interests (Note 1)		72,315

Partners’ (deficiency) capital,	$ (559)	$ 7,544	$ 6,985
December 31, 2008

Net loss for the six months
ended June 30, 2009	(7)	(707)	(714)

Partners’ (deficiency) capital,
June 30, 2009	$ (566)	$ 6,837	$ 6,271

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2009	2008

Cash flows from operating activities:
Net loss	$ (714)	$ (497)
Adjustments to reconcile net loss to net cash used
in operating activities:
Advances made to Local Partnerships recognized as
expense	367	146
Equity in loss of Local Partnerships and
amortization of acquisition costs	110	100
Impairment loss	--	118
Change in accounts:
Receivable – limited partners	--	(60)
Accounts payable and accrued expenses	(99)	(34)
Due from affiliates	--	(9)
Net cash used in operating activities	(336)	(236)

Cash flows from investing activities:
Distributions from Local Partnerships recognized as
a return of investment balance	62	10
Advances to Local Partnerships	(367)	(146)
Net cash used in investing activities	(305)	(136)

Net decrease in cash and cash equivalents	(641)	(372)
Cash and cash equivalents, beginning of period	2,446	2,865

Cash and cash equivalents, end of period	$ 1,805	$ 2,493

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

JUNE 30, 2009

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2009 and the results of operations and changes in cash flows for the six months ended June 30, 2009 and 2008.

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

The Partnership’s management evaluated for subsequent events through the time this Quarterly Report on Form 10-Q was filed on August 14, 2009.

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

Mortgage Note Receivable

The Partnership reviews its mortgage note receivable whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  The Partnership has recorded its mortgage note receivable at June 30, 2009 and December 31, 2008 at the amount at which the Partnership acquired the mortgage note receivable during 2006 less equity in loss recognized with respect to the Local Partnership that is obligated under the mortgage note.  No reserve was recognized during the six months ended June 30, 2009 or 2008.  See “Note 3 – Mortgage Note Receivable” for further information.

Impairment of Long-Lived Assets

The Partnership reviews long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment loss was recognized during the six months ended June 30, 2009. The Partnership recognized an impairment loss of approximately $118,000 during the six months ended June 30, 2008.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partner interests was 72,315 and 72,360 for the six month periods ended June 30, 2009 and 2008, respectively.

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

At June 30, 2009 and December 31, 2008, the Partnership holds variable interests in ten VIEs for which the Partnership is not the primary beneficiary. These ten VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership or management of ten apartment properties with a total of 1,063 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $4,428,000 and $4,600,000 at June 30, 2009 and December 31, 2008, respectively.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS No. 167, which is effective for fiscal years beginning after November 15, 2009 and introduces a more qualitative approach to evaluating VIEs for consolidation.  SFAS No. 167 requires a company to perform an analysis to determine whether its variable interests gives it a controlling financial interest in a VIE.  This analysis identifies the primary beneficiary of a VIE as the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.  In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, SFAS No. 167 requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed.  SFAS No. 167 requires continuous reassessment of primary beneficiary status rather than periodic, event-driven assessments as previously required, and incorporates expanded disclosure requirements. The Partnership has not yet determined the effect that SFAS No. 167 will have on its financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the Codification, will become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  Following SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the Codification. The Partnership does not anticipate that SFAS No. 168 will have a significant effect on its financial statements.

Note 2 - Investments In and Advances to Local Partnerships

As of June 30, 2009 the Partnership holds limited partnership interests in 16 Local Partnerships, located in 11 states and Puerto Rico.  As a limited partner of the Local Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their properties (the "Apartment Complexes"). The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

At June 30, 2009 and December 31, 2008, the Local Partnerships own residential projects consisting of 1,475 apartment units.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges. See “Note 1 – Organization and Summary of Significant Accounting Policies” for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  During the six months ended June 30, 2009 and 2008, the Partnership received approximately $8,000 and $11,000, respectively, in distributions from Local Partnerships that were recognized as income in the statements of operations since the Partnership’s investment in those Local Partnerships had been reduced to zero.

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

As of June 30, 2009, the investment balance in 14 of the 16 Local Partnerships had been reduced to zero. As of December 31, 2008, the investment balance in 13 of the 16 Local Partnerships had been reduced to zero.

Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero are charged to expense.  During the six months ended June 30, 2009 and 2008 the Partnership advanced to Local Partnerships approximately $367,000 and $146,000, respectively. During the six months ended June 30, 2009 and 2008 the Partnership recognized approximately $367,000 and $146,000, respectively, as expense for advances. Subsequent to June 30, 2009, the Partnership advanced approximately $173,000 to one Local Partnership.

The following is a summary of the investments in and advances to Local Partnerships for the six months ended June 30, 2009 (in thousands):

Investment balance, beginning of period	$ 553
Equity in income of Local Partnerships (see Note 3)	6
Distributions recognized as a reduction
of investment balance	(62)
Advances to Local Partnerships	367
Advances made to Local Partnerships
recognized as expense	(367)
Amortization of capitalized acquisition costs and fees	(11)
Investment balance, end of period	$ 486

The following are unaudited condensed combined estimated statements of operations for the six months ended June 30, 2009 and 2008 for the Local Partnerships in which the Partnership has investments.  In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the 2008 amounts exclude Kentucky River Apartments due to the sale of its investment property in July 2008 and Rancho Del Mar Apartments due to the Partnership assigning its limited partnership interest during 2008 to the local general partner.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Rental and other income	$ 2,666	$ 2,427	$ 5,193	$ 4,946

Expenses
Operating expenses	1,723	1,561	3,448	3,264
Interest	699	720	1,399	1,441
Depreciation and amortization	623	611	1,246	1,222
Total expenses	3,045	2,892	6,093	5,927

Loss from continuing operations	$ (379)	$ (465)	$ (900)	$ (981)

An affiliate of the General Partner is currently the Local Operating General Partner in five of the Partnership’s 16 Local Partnerships included above, and another affiliate receives property management fees of approximately 5 percent of gross revenues from one of the Local Partnerships (See “Note 4 – Transactions with Affiliated Parties”).

Six Local Partnerships, Fourth Street Investors LP, Michigan Beach Apartments, Northwestern Partners, Ltd., Columbus Junction Park, Grimes Park Apartments and Norwalk Park Apartments are currently marketing their respective investment properties for sale at June 30, 2009. During the six months ended June 30, 2009, one Local Partnership, Quivira Place Associates, LP, entered into a sale contract with a third party. Subsequent to June 30, 2009, the Local Partnership sold its investment property. The Partnership does not expect to receive any proceeds from the sale as the Local Partnership’s liabilities exceed the sale proceeds it received from the sale. The Partnership has no investment balance remaining at June 30, 2009 or December 31, 2008 in Northwestern Partners, Ltd., Quivira Place Associates, Columbus Junction Park, Grimes Park Apartments and Norwalk Park Apartments. The Partnership’s investment balance in Fourth Street Investors, LP is approximately $431,000 and $392,000 at June 30, 2009 and December 31, 2008, respectively. The Partnership’s investment balance in Michigan Beach Apartments is approximately $3,942,000 and $4,047,000 at June 30, 2009 and 2008, respectively.

During December 2008, the Partnership assigned its limited partnership interest in Rancho Del Mar Apartments Limited Partnership (“Rancho Del Mar”) to the general partner of Rancho Del Mar. The Partnership did not receive any proceeds and the assignment was effective as of January 1, 2008. The Partnership had no remaining investment balance in this Local Partnership at June 30, 2009 or December 31, 2008.

During 2002, a Local Partnership, Michigan Beach, reached a settlement with the City of Chicago to complete necessary repairs to the exterior façade of the building.  As of December 31, 2008, the Partnership had advanced Michigan Beach approximately $1,347,000 to complete these repairs and an additional approximately $1,138,000 for other operational items. During the six months ended June 30, 2009, the Partnership advanced Michigan Beach approximately $245,000 for operating expenses. These advances bear interest at prime plus 2% (approximately 5.25% at June 30, 2009) and interest earned by the Partnership was approximately $61,000 and $85,000 for the six months ended June 30, 2009 and 2008, respectively.  The Partnership has charged to expense all of the advances and any interest earned related to the advances to Michigan Beach due to the uncertainty of collection.

During the three and six months ended June 30, 2008, the Partnership recognized an impairment loss of approximately $118,000 for one Local Partnership, Kentucky River Apartments, Ltd.   Based upon information obtained by the Partnership relating to the estimated fair value of Kentucky River Apartments, the Partnership determined that the carrying amount of its limited partnership investment in Kentucky River Apartments Limited exceeded the estimated proceeds the Partnership would expect to receive from a sale of the investment property owned by Kentucky River Apartments Limited Partnership. The Partnership had an investment balance in this Local Partnership of approximately $549,000 at June 30, 2008. During the third quarter of 2008, the Local Partnership sold its investment property to a third party and the Partnership received a distribution of approximately $549,000 in July 2008 from the sale proceeds.

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

The second mortgage had a principal balance of approximately $3,596,000 at the time of purchase and accrues interest at a fixed rate of 6.11%.  Semiannual payments from 50% of surplus cash are required and the note matures in July of 2031.  There is an option to the noteholder to accelerate maturity of the second mortgage after October 2008. There have been no payments made on the loan and Michigan Beach did not generate any surplus cash for the years ended December 31, 2008 and 2007.  The accrued interest at the time the Partnership purchased the second mortgage was approximately $1,605,000.  The accrued interest balance at June 30, 2009 was approximately $2,283,000. The local general partner is currently marketing the property for sale. The Partnership recognized approximately $105,000 and $112,000 in equity in loss from Michigan Beach during the six months ended June 30, 2009 and 2008, respectively, and reduced the carrying value of the mortgage note receivable. The Partnership currently expects to receive payment in full on the second mortgage from Michigan Beach upon the ultimate sale of the property and accordingly no reserve has been established against the carrying value of the mortgage note receivable at June 30, 2009, however, the Partnership has fully reserved any additional accrued interest.

The following is a summary of the mortgage note receivable activity for the six months ended June 30, 2009 (in thousands):

Mortgage note receivable balance, beginning of period	$ 4,047
Equity in losses of local partnership	(105)
Mortgage note receivable balance, end of period	$ 3,942

Note 4 – Transaction with Affiliated Parties

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner for the following fees:

(a)   An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) at the beginning of the year is payable to the General Partner. For the six months ended June 30, 2009 and 2008, partnership management fees in the amount of approximately $139,000 and $157,000, respectively, were recorded as an expense.

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

(c)   The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $44,000 for both of the six months ended June 30, 2009 and 2008 and is included in general and administrative expenses.

NTC-II or another affiliate of the General Partner is the Local Operating General Partner in five of the Partnership's 16 Local Partnerships. In addition, NTC-II is typically either a special limited partner or an administrative general partner in each Local Partnership, in which the Partnership has an investment.

An affiliate of the General Partner managed one property owned by a Local Partnership during the six months ended June 30, 2009 and 2008.  The Local Partnership pays the affiliate property management fees in the amount of five percent of its gross rental revenues and data processing fees. The amounts paid were approximately $54,000 and $53,000 for the six months ended June 30, 2009 and 2008, respectively.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. There were no advances received by the Partnership during the six months ended June 30, 2009 and 2008. The Partnership may receive future advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

During the year ended December 31, 2002, the Partnership received approximately $108,000 from one of the parties involved in this legal action as part of a settlement agreement. Approximately $1,492,000 of its share of the refinancing proceeds of Quivira Limited Partnership were received during August 2002. The Partnership obtained judgments totaling approximately $4,800,000 against certain defendants in 2002. During the year ended December 31, 2003, the Partnership received approximately $1,682,000 from the parties involved in this legal action as part of a global settlement agreement with the local general partner. During the years ended December 31, 2006, 2005 and 2004, the Partnership received approximately $102,000, $80,000 and $193,000, respectively, in additional settlement payments. There were no settlement payments received during the year ended December 31, 2007. During the year ended December 31, 2008, the Partnership received an additional settlement payment of approximately $109,000. There were no settlement payments received during the six months ended June 30, 2009. As part of the settlement agreement, the Partnership expects to receive additional payments from the defendants over the next two years, however, no assurance can be given that these additional payments will be received.  Therefore, the Partnership will recognize any additional settlement payments in its statement of operations when received.

Note 6 – Partnership Income Taxes

The Partnership is subject to a New Jersey tax based upon the number of resident and non-resident limited partners and apportionment of income related to the Partnership’s investment in certain Local Limited Partnerships.  For the three and six months ended June 30, 2009 and 2008 the expense related to this tax is reflected in tax expense in the accompanying statements of operations.  At December 31, 2008, the Partnership’s estimate of the tax, as well as penalties and interest related to 2002 and 2003 late filings currently due to the state of New Jersey was approximately $62,000, and this amount was reflected in accounts payable and accrued expenses on the accompanying balance sheet. During the three and six months ended June 30, 2009, the Partnership paid approximately $14,000 in full satisfaction of the 2002 and 2003 amounts and wrote off the remaining liability. The writeoff is reflected as a reduction of tax expense for the three and six months ended June 30, 2009.

Note 7 – Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments approximated their fair value at June 30, 2009.

Note 8 - Contingencies

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

Item 2.     Management's Discussion And Analysis Of Financial Condition and Results Of Operations

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and , in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and its investment in limited partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the limited partnerships in which the Partnership has invested. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

As of June 30, 2009 and December 31, 2008, the Partnership has cash and cash equivalents of approximately $1,805,000 and $2,446,000, respectively, on deposit with a financial institution, earning interest at market rates.  This resulted in the Partnership earning approximately $3,000 and $37,000 in interest income for the six months ended June 30, 2009 and 2008, respectively.  The amount of interest income varies with the market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise.  The Partnership intends to continue investing available funds in this manner.

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

An infrequent source of funds for the Partnership would be from proceeds received as a result of a sale of a Local Partnership’s investment property or from the sale of the Partnership’s interest in a Local Partnership. During December 2008, the Partnership assigned its limited partnership interest in Rancho Del Mar Apartments Limited Partnership (“Rancho Del Mar”) to the general partner of Rancho Del Mar. The Partnership did not receive any proceeds and the assignment was effective as of January 1, 2008. The Partnership had no remaining investment balance in this Local Partnership at June 30, 2009 or December 31, 2008.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. There were no advances received by the Partnership during the six months ended June 30, 2009 and 2008. The Partnership may receive future advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

Results of Operations

The Partnership was formed to provide various benefits to its Limited Partners. It is not expected that any of the Local Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to Limited Partners in any material amount. The Partnership accounts for its investments in the Local Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Partnerships. The investments in 14 of the 16 Local Partnerships have been reduced to zero as of June 30, 2009, however, as discussed in Note 3 included in the financial statements in “Item 1. Financial Statements”, during 2006 the Partnership acquired the mortgage note receivable with respect to a Local Partnership that is obligated under the mortgage note.

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

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  During the six months ended June 30, 2009 and 2008, the Partnership recognized equity in loss and amortization of acquisition costs of approximately $110,000 and $100,000, respectively, from Local Partnerships. Included in equity in loss and amortization of acquisition costs for the six months ended June 30, 2009 and 2008 is approximately $105,000 and $112,000, respectively, of equity in loss related to a Local Partnership, Michigan Beach, that reduced the carrying amount of the mortgage note receivable due from the Local Partnership.  During the six months ended June 30, 2009 and 2008, the Partnership received approximately $8,000 and $11,000, respectively, in distributions from Local Partnerships that were recognized as income in the statements of operations, included in “Item 1. Financial Statements,” since the Partnership’s investment in those Local Partnerships had been reduced to zero.

At times, advances are made to Local Partnerships in order to preserve the ability to receive applicable Tax Credits.  Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero are charged to expense.  During the six months ended June 30, 2009 and 2008 the Partnership advanced to Local Partnerships approximately $367,000 and $146,000, respectively. During the six months ended June 30, 2009 and 2008 the Partnership recognized approximately $367,000 and $146,000, respectively, as expense for advances.  Subsequent to June 30, 2009, the Partnership advanced approximately $173,000 to one Local Partnership.

A recurring Partnership expense is the annual partnership management fee.  The fee, as defined in the Partnership Agreement, is payable to the General Partner and is calculated at 0.5% of the Partnership’s invested assets as of the beginning of the year.  The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of Partnership affairs. During the six months ended June 30, 2009 and 2008, management fees were approximately $139,000 and $157,000, respectively. The decrease in management fees is due to the loss of investment in two Local Partnerships during 2008.

Operating expenses, exclusive of the management fee, consist of legal and accounting expenses for services rendered to the Partnership and general and administrative expenses. Legal and accounting expenses were approximately $49,000 and $58,000 for the six months ended June 30, 2009 and 2008, respectively, and $29,000 and $24,000 for the three months ended June 30, 2009 and 2008, respectively. General and administrative expenses were approximately $54,000 and $57,000 for the six months ended June 30, 2009 and 2008, respectively, and $29,000 and $37,000 for the three months ended June 30, 2009 and 2008, respectively. The Partnership is subject to a New Jersey partner tax. For the three and six months ended June 30, 2009, the (income) expense was approximately $(30,000) and $8,000, respectively. For the three and six months ended June 30, 2008, the expense was approximately $13,000 and $26,000, respectively. The decrease in expense for both the three and six months ended June 30, 2009 was due to the write off of accruals related to 2002 and 2003 late filings. During the second quarter of 2009, the Partnership paid approximately $14,000 in full satisfaction of the 2002 and 2003 late filings and wrote off approximately $48,000 of prior accruals no longer required. For the six months ended June 30, 2009, the decrease in tax expense was partially offset by an increase in the 2008 New Jersey partner tax which was paid during the first quarter of 2009.

During 2002, a Local Partnership, Michigan Beach, reached a settlement with the City of Chicago to complete necessary repairs to the exterior façade of the building.  As of December 31, 2008, the Partnership had advanced Michigan Beach approximately $1,347,000 to complete these repairs and an additional approximately $1,138,000 for other operational items. During the six months ended June 30, 2009, the Partnership advanced Michigan Beach approximately $245,000 for operating expenses. These advances bear interest at prime plus 2% (approximately 5.25% at June 30, 2009) and interest earned by the Partnership was approximately $61,000 and $85,000 for the six months ended June 30, 2009 and 2008, respectively.  The Partnership has charged to expense all of the advances and any interest earned related to the advances to Michigan Beach due to the uncertainty of collection.

During the three and six months ended June 30, 2008, the Partnership recognized an impairment loss of approximately $118,000 for one Local Partnership, Kentucky River Apartments, Ltd.   Based upon information obtained by the Partnership relating to the estimated fair value of Kentucky River Apartments, the Partnership determined that the carrying amount of its limited partnership investment in Kentucky River Apartments Limited exceeded the estimated proceeds the Partnership would expect to receive from a sale of the investment property owned by Kentucky River Apartments Limited Partnership. The Partnership had an investment balance in this Local Partnership of approximately $549,000 at June 30, 2008. During the third quarter of 2008, the Local Partnership sold its investment property to a third party and the Partnership received a distribution of approximately $549,000 in July 2008 from the sale proceeds.

During the year ended December 31, 2002, the Partnership received approximately $108,000 from one of the parties involved in this legal action as part of a settlement agreement. Approximately $1,492,000 of its share of the refinancing proceeds of Quivira Limited Partnership were received during August 2002. The Partnership obtained judgments totaling approximately $4,800,000 against certain defendants in 2002. During the year ended December 31, 2003, the Partnership received approximately $1,682,000 from the parties involved in this legal action as part of a global settlement agreement with the local general partner. During the years ended December 31, 2006, 2005 and 2004, the Partnership received approximately $102,000, $80,000 and $193,000, respectively, in additional settlement payments. There were no settlement payments received during the year ended December 31, 2007. During the year ended December 31, 2008, the Partnership received an additional settlement payment of approximately $109,000. There were no settlement payments received during the six months ended June 30, 2009. As part of the settlement agreement, the Partnership expects to receive additional payments from the defendants over the next two years, however, no assurance can be given that these additional payments will be received.  Therefore, the Partnership will recognize any additional settlement payments in its statement of operations when received.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 397.0 limited partnership interests (the "Units") in the Partnership representing 0.55% of the outstanding Units at June 30, 2009. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO its sole stockholder.

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

At June 30, 2009 and December 31, 2008, the Partnership holds variable interests in ten VIEs for which the Partnership is not the primary beneficiary. These ten VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership or management of ten apartment properties with a total of 1,063 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $4,428,000 and $4,600,000 at June 30, 2009 and December 31, 2008, respectively.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

PART II - OTHER INFORMATION

Item 6.     Exhibits

See Exhibit Index Attached.

The agreements included as exhibits to this Form 10-Q contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

  have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

  may apply standards of materiality in a way that is different from what may be viewed as material to an investor; and

  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-Q not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-Q and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

By: National Partnership Investments Corp.
General Partner

Date: August 14, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 14, 2009	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director

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