Form 10-Q
period 2009-09-30
NATIONAL TAX CREDIT INVESTORS II
filed 2009-11-16
CIK 859921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

NATIONAL TAX CREDIT INVESTORS II

BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
ASSETS

Investments in and advances to Local Partnerships
(Note 2)	$ 454	$ 553
Cash and cash equivalents	1,622	2,446
Receivable – limited partners	64	64
Mortgage note receivable (Note 3)	3,985	4,047
Total assets	$ 6,125	$ 7,110

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses	$ 126	$ 125
Accrued fees due to general partner (Note 4)	23	--

Contingencies (Note 8)

Partners' (deficiency) capital:
General partner	(569)	(559)
Limited partners	6,545	7,544
	5,976	6,985
Total liabilities and partners' (deficiency)
capital	$ 6,125	$ 7,110

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Interest income	$ --	$ 10	$ 3	$ 47
Other income	--	--	2	8
Gain on legal settlement (Note 5)	--	--	--	109
Total revenues	--	10	5	164

Operating expenses:
Management fees - partners (Note 4)	70	79	209	236
General and administrative (Note 4)	21	28	75	85
Tax expense (Note 6)	18	13	26	39
Legal and accounting	24	21	73	79
Total operating expenses	133	141	383	439

Loss from partnership operations	(133)	(131)	(378)	(275)
Impairment loss (Notes 1 and 2)	--	--	--	(118)
Distributions from Local Partnerships
recognized as income (Note 2)	--	44	8	55
Advances made to Local Partnerships
recognized as expense (Note 2)	(173)	(225)	(540)	(371)
Equity in income (loss) of Local
Partnerships and amortization of
acquisition costs (Notes 2 and 3)	11	(31)	(99)	(131)

Net loss	$ (295)	$ (343)	$(1,009)	$ (840)

Net loss allocated to general
partner (1%)	$ (3)	$ (3)	$ (10)	$ (8)
Net loss allocated to limited
partners (99%)	(292)	(340)	(999)	(832)

	$ (295)	$ (343)	$(1,009)	$ (840)
Net loss per limited partnership
interest (Note 1)	$ (4.04)	$ (4.70)	$(13.81)	$(11.50)

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(in thousands, except interest data)

(Unaudited)

	General	Limited
	Partner	Partners	Total

Partnership interests (Note 1)		72,315

Partners' (deficiency) capital,
December 31, 2008	$ (559)	$ 7,544	$ 6,985

Net loss for the nine months
ended September 30, 2009	(10)	(999)	(1,009)

Partners' (deficiency) capital,
September 30, 2009	$ (569)	$ 6,545	$ 5,976

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,009)	$ (840)
Adjustments to reconcile net loss to net cash used in
operating activities:
Distributions recognized as income from sale of Local
Partnerships investment properties	--	(42)
Distributions from Local Partnerships recognized as a
return on investment	62	15
Advances made to Local Partnerships recognized as expense	540	371
Equity in loss of Local Partnerships and amortization
of acquisition costs	99	131
Impairment loss	--	118
Change in accounts:
Accounts receivable	--	(60)
Accounts payable and accrued expenses	1	(8)
Accrued fees due to general partner	23	--
Net cash used in operating activities	(284)	(315)

Cash flows from investing activities:
Distributions from sale of Local Partnership’s
investment properties	--	591
Advances to Local Partnerships	(540)	(371)
Net cash (used in) provided by investing
activities	(540)	220

Net decrease in cash and cash equivalents	(824)	(95)
Cash and cash equivalents, beginning of period	2,446	2,865

Cash and cash equivalents, end of period	$ 1,622	$ 2,770

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring items) necessary to present fairly the financial position as of September 30, 2009 and the results of operations and changes in cash flows for the nine months ended September 30, 2009 and 2008.

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

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

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

Mortgage Note Receivable

The Partnership reviews its mortgage note receivable whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  The Partnership has recorded its mortgage note receivable at September 30, 2009 and December 31, 2008 at the amount at which the Partnership acquired the mortgage note receivable during 2006 less equity in loss recognized with respect to the Local Partnership that is obligated under the mortgage note.  No reserve was recognized during the nine months ended September 30, 2009 or 2008.  See “Note 3 – Mortgage Note Receivable” for further information.

Impairment of Long-Lived Assets

The Partnership reviews long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment loss was recognized during the nine months ended September 30, 2009. The Partnership recognized an impairment loss of approximately $118,000 during the nine months ended September 30, 2008.  See “Note 2 – Investments in and Advances to Local Partnerships”.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partner interests used was 72,315 and 72,360 for the three and nine month periods ended September 30, 2009 and 2008, respectively.

Variable Interest Entities

The Partnership consolidates any variable interest entities in which the Partnership holds a variable interest and is the primary beneficiary.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  The primary beneficiary of a VIE is generally the entity that will receive a majority of the VIE’s expected losses, receive a majority of a VIE’s expected residual returns, or both.

In determining whether it is the primary beneficiary of a VIE, the Partnership considers qualitative and quantitative factors, including, but not limited to: the amount and characteristics of the Partnership’s investment; the obligation or likelihood for the Partnership or other investors to provide financial support; the Partnership’s and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of the Partnership and the other investors.  Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

At September 30, 2009 and December 31, 2008, the Partnership holds variable interests in nine and ten VIEs, respectively, for which the Partnership is not the primary beneficiary. These nine and ten VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership or management of nine and ten apartment properties with a total of 774 and 1,063 apartment units, respectively.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $4,439,000 and $4,600,000 at September 30, 2009 and December 31, 2008, respectively.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Additionally, the provisions of financial support in the future may require the Partnership to consolidate a VIE.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46R (SFAS 167). SFAS 167 amends FIN 46R to require ongoing analysis to determine whether a company holds a controlling financial interest in a VIE. The amendments include a new approach for determining who should consolidate a VIE, requiring a qualitative rather than a quantitative analysis. SFAS 167 also changes when it is necessary to reassess who should consolidate a VIE. Previously an enterprise was required to reconsider whether it was the primary beneficiary of a VIE only when specific events had occurred.  The new standard requires continuous reassessment of an enterprise's interest in the VIE to determine its primary beneficiary. This statement will be effective for the Partnership in 2010. Early adoption is prohibited.  The Partnership does not believe that the adoption of SFAS 167 will have a significant effect on the Partnership’s financial statements.  As of September 30, 2009, SFAS 167 had not been added to the FASB ASC.

Note 2 - Investments In and Advances to Local Partnerships

As of September 30, 2009 the Partnership holds limited partnership interests in 15 Local Partnerships, located in ten states and Puerto Rico.  As a limited partner of the Local Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their properties (the "Apartment Complexes"). The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

At September 30, 2009 and December 31, 2008, respectively, the Local Partnerships own residential projects consisting of 1,186 and 1,485 apartment units, respectively.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges. See “Note 1 – Organization and Summary of Significant Accounting Policies” for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  During the nine months ended September 30, 2009 and 2008, the Partnership received approximately $8,000 and $13,000, respectively, in operating distributions from Local Partnerships that were recognized as income in the statements of operations since the Partnership’s investment in those Local Partnerships had been reduced to zero.

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

As of September 30, 2009, the investment balance in 13 of the 15 Local Partnerships had been reduced to zero. As of December 31, 2008, the investment balance in 13 of the 16 Local Partnerships had been reduced to zero.

Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero are charged to expense.  During the nine months ended September 30, 2009 and 2008 the Partnership advanced to Local Partnerships approximately $540,000 and $371,000, respectively, for property operations. During the nine months ended September 30, 2009 and 2008 the Partnership recognized approximately $540,000 and $371,000, respectively, as expense for advances.

The following is a summary of the investments in and advances to Local Partnerships for the nine months ended September 30, 2009 (in thousands):

Investment balance, beginning of period	$ 553
Equity in loss of Local Partnerships (see Note 3)	(20)
Distributions recognized as a reduction
of investment balance	(62)
Advances to Local Partnerships	540
Advances made to Local Partnerships
recognized as expense	(540)
Amortization of capitalized acquisition costs and fees	(17)
Investment balance, end of period	$ 454

The following are unaudited condensed combined estimated statements of operations for the nine months ended September 30, 2009 and 2008 for the Local Partnerships in which the Partnership has investments.  The 2008 amounts exclude Kentucky River Apartments due to the sale of its investment property in July 2008, Rancho Del Mar Apartments due to the Partnership assigning its limited partnership interest during 2008 to the local general partner and Quivira due to the sale of its investment property in August 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Rental and other income	$ 2,161	$ 2,125	$ 6,616	$ 6,535

Expenses
Operating expenses	1,307	1,389	4,213	4,217
Interest	593	612	1,779	1,838
Depreciation and
amortization	502	491	1,506	1,473
Total expenses	2,402	2,492	7,498	7,528

Loss from continuing
operations	$ (241)	$ (367)	$ (882)	$ (993)

An affiliate of the General Partner is currently the Local Operating General Partner in five of the Partnership’s 15 Local Partnerships included above, and another affiliate receives property management fees of approximately 5 percent of gross revenues from one of the Local Partnerships (See “Note 4 – Transactions with Affiliated Parties”).

Six Local Partnerships, Fourth Street Investors LP, Michigan Beach Limited Partnership, Northwestern Partners, Ltd., Columbus Junction Park, Grimes Park Apartments and Norwalk Park Apartments are currently marketing their respective investment properties for sale at September 30, 2009. During the nine months ended September 30, 2009, one Local Partnership, Quivira Place Associates, LP, sold its investment property on August 5, 2009, to a third party, for a sales price of approximately $6,250,000. The Partnership did not receive any proceeds from the sale as the Local Partnership’s liabilities exceed the sale proceeds it received from the sale. The Partnership has no investment balance remaining at September 30, 2009 or December 31, 2008 in Northwestern Partners, Ltd., Quivira Place Associates, Columbus Junction Park, Grimes Park Apartments and Norwalk Park Apartments. The Partnership’s investment balance in Fourth Street Investors, LP is approximately $425,000 and $392,000 at September 30, 2009 and December 31, 2008, respectively. The Partnership’s investment balance in Michigan Beach Limited Partnership is approximately $3,985,000 and $4,047,000 at September 30, 2009 and December 31, 2008, respectively.  Subsequent to September 30, 2009, Michigan Beach Limited Partnership entered into a sale contract to sell its investment property to a third party.  The sale is expected to close during the first quarter of 2010 for a purchase price of $11,979,717.  The Partnership anticipates receiving repayment of the note receivable due from Michigan Beach Limited Partnership from the sale proceeds.

During September 2009, the Partnership entered into an assignment and assumption agreement with a third party affiliated with the local general partner of Palm Springs View Apartments, Ltd. The agreement provides for an assignment of the Partnership’s 50.49% limited partnership interest in Palm Springs View Apartments, Ltd. for $200,000. The assignment is subject to HUD approval. The Partnership has no investment balance remaining in this Local Partnership at September 30, 2009 and December 31, 2008.

During December 2008, the Partnership assigned its limited partnership interest in Rancho Del Mar Apartments Limited Partnership (“Rancho Del Mar”) to the general partner of Rancho Del Mar. The Partnership did not receive any proceeds and the assignment was effective as of January 1, 2008. The Partnership had no remaining investment balance in this Local Partnership at September 30, 2009 or December 31, 2008.

During 2002, a Local Partnership, Michigan Beach, reached a settlement with the City of Chicago to complete necessary repairs to the exterior façade of the building.  As of December 31, 2008, the Partnership had advanced Michigan Beach approximately $1,347,000 to complete these repairs and an additional approximately $1,138,000 for other operational items. During the nine months ended September 30, 2009, the Partnership advanced Michigan Beach approximately $245,000 for operating expenses. These advances bear interest at prime plus 2% (approximately 5.25% at September 30, 2009) and interest earned by the Partnership was approximately $93,000 and $124,000 for the nine months ended September 30, 2009 and 2008, respectively.  The Partnership has charged to expense all of the advances to Michigan Beach and has not recognized the interest earned on the advances due to the uncertainty of collection of these amounts.

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

On April 5, 2007, a local partnership, Pampa Partnership Limited, sold its investment property to a third party. The Partnership received approximately $942,000 in distributable proceeds during the year ended December 31, 2007. The Partnership received additional distributable proceeds of approximately $19,000 during the three and nine months ended September 30, 2008. The Partnership had no remaining investment balance in this Local Partnership at September 30, 2008 and the proceeds were recognized as a distribution in excess of investment balance on the statements of operations.

On December 27, 2007, a local partnership, Huntsville Properties Limited Partnership, sold its investment property to a third party. The Partnership received approximately $5,048,000 in distributable proceeds during the year ended December 31, 2007. The Partnership received additional distributable proceeds of approximately $23,000 during the three and nine months ended September 30, 2008. The Partnership had no remaining investment balance in this Local Partnership at September 30, 2008 and the proceeds were recognized as a distribution in excess of investment balance on the statements of operations.

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

The second mortgage had a principal balance of approximately $3,596,000 at the time of purchase and accrues interest at a fixed rate of 6.11%.  Semiannual payments from 50% of surplus cash are required and the note matures in July of 2031.  There is an option to the noteholder to accelerate maturity of the second mortgage after October 2008. There have been no payments made on the loan and Michigan Beach did not generate any surplus cash for the years ended December 31, 2008 and 2007.  The accrued interest at the time the Partnership purchased the second mortgage was approximately $1,605,000.  The accrued interest balance at September 30, 2009 was approximately $2,338,000. The local general partner is currently marketing the property for sale. The Partnership recognized approximately $62,000 and $105,000 in equity in loss from Michigan Beach during the nine months ended September 30, 2009 and 2008, respectively, and reduced the carrying value of the mortgage note receivable. The Partnership currently expects to receive payment in full on the second mortgage from Michigan Beach upon the ultimate sale of the property and accordingly no reserve has been established against the carrying value of the mortgage note receivable at September 30, 2009, however, the Partnership has fully reserved any additional accrued interest.

The following is a summary of the mortgage note receivable activity for the nine months ended September 30, 2009 (in thousands):

Mortgage note receivable balance, beginning of period	$ 4,047
Equity in losses of Local Partnership	(62)
Mortgage note receivable balance, end of period	$ 3,985

Note 4 – Transaction with Affiliated Parties

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner for the following fees:

(a)   An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) at the beginning of the year is payable to the General Partner. For the nine months ended September 30, 2009 and 2008, partnership management fees in the amount of approximately $209,000 and $236,000, respectively, were recorded as an expense. At September 30, 2009, the Partnership owed the General Partner approximately $23,000 for management fees and this amount is included in accrued fees due to general partner. Subsequent to September 30, 2009 approximately $23,000 in management fees accrued and included in due to general partner were paid.

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

(c)   The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $58,000 and $66,000 for the nine months ended September 30, 2009 and 2008, respectively, and is included in general and administrative expenses.

NTC-II or another affiliate of the General Partner is the Administrative General Partner in four and the Local Operating General Partner in one of the Partnership's 15 Local Partnerships. In addition, NTC-II is typically either a special limited partner or an administrative general partner in each Local Partnership, in which the Partnership has an investment.

An affiliate of the General Partner managed one property owned by a Local Partnership during the nine months ended September 30, 2009 and 2008.  The Local Partnership pays the affiliate property management fees in the amount of five percent of its gross rental revenues and data processing fees. The amounts paid were approximately $81,000 and $80,000 for the nine months ended September 30, 2009 and 2008, respectively.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. There were no advances received by the Partnership during the nine months ended September 30, 2009 and 2008. The Partnership may receive future advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

During the year ended December 31, 2002, the Partnership received approximately $108,000 from one of the parties involved in this legal action as part of a settlement agreement. Approximately $1,492,000 of its share of the refinancing proceeds of Quivira Limited Partnership were received during August 2002. The Partnership obtained judgments totaling approximately $4,800,000 against certain defendants in 2002. During the year ended December 31, 2003, the Partnership received approximately $1,682,000 from the parties involved in this legal action as part of a global settlement agreement with the local general partner. During the years ended December 31, 2006, 2005 and 2004, the Partnership received approximately $102,000, $80,000 and $193,000, respectively, in additional settlement payments. There were no settlement payments received during the year ended December 31, 2007. During the nine months ended September 30, 2008, the Partnership received an additional settlement payment of approximately $109,000. There were no settlement payments received during the nine months ended September 30, 2009. Subsequent to September 30, 2009 the Partnership received the final settlement payment of approximately $56,000.

Note 6 – Partnership Income Taxes

The Partnership is subject to a New Jersey tax based upon the number of resident and non-resident limited partners and apportionment of income related to the Partnership’s investment in certain Local Limited Partnerships.  For the three and nine months ended September 30, 2009 and 2008 the expense related to this tax is reflected in tax expense in the accompanying statements of operations.  At December 31, 2008, the Partnership’s estimate of the tax, as well as penalties and interest related to 2002 and 2003 late filings currently due to the state of New Jersey was approximately $62,000, and this amount was reflected in accounts payable and accrued expenses on the accompanying balance sheet. During the nine months ended September 30, 2009, the Partnership paid approximately $14,000 in full satisfaction of the 2002 and 2003 amounts and wrote off the remaining liability. The writeoff is reflected as a reduction of tax expense for the nine months ended September 30, 2009.

Note 7 – Fair Value of Financial Instruments

FASB ASC Topic 825 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At September 30, 2009, the Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

As of September 30, 2009 and December 31, 2008, the Partnership has cash and cash equivalents of approximately $1,622,000 and $2,446,000, respectively.  The decrease in cash and cash equivalents of approximately $824,000 is due to approximately $540,000 and $284,000 of cash used in investing and operating activities, respectively. Cash used in investing activities consisted of advances made to Local Partnerships.

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

An infrequent source of funds for the Partnership would be from proceeds received as a result of a sale of a Local Partnership’s investment property or from the sale of the Partnership’s interest in a Local Partnership. During December 2008, the Partnership assigned its limited partnership interest in Rancho Del Mar Apartments Limited Partnership (“Rancho Del Mar”) to the general partner of Rancho Del Mar. The Partnership did not receive any proceeds and the assignment was effective as of January 1, 2008. During the nine months ended September 30, 2009, one Local Partnership, Quivira Place Associates, LP, sold its investment property in August 2009, to a third party, for a sales price of approximately $6,250,000. The Partnership did not receive any proceeds from the sale as the Local Partnership’s liabilities exceed the proceeds it received from the sale. The Partnership had no remaining investment balance in these Local Partnerships at September 30, 2009 or December 31, 2008.

During September 2009, the Partnership entered into an assignment and assumption agreement with a third party affiliated with the local general partner of Palm Springs View Apartments, Ltd. The agreement provides for an assignment of the Partnership’s 50.49% limited partnership interest in Palm Springs View Apartments, Ltd. for $200,000. The assignment is subject to HUD approval. The Partnership has no investment balance remaining in this Local Partnership at September 30, 2009 and December 31, 2008.

On April 5, 2007, a local partnership, Pampa Partnership Limited, sold its investment property to a third party. The Partnership received approximately $942,000 in distributable proceeds during the year ended December 31, 2007. The Partnership received additional distributable proceeds of approximately $19,000 during the three and nine months ended September 30, 2008. The Partnership had no remaining investment balance in this Local Partnership at September 30, 2008 and the proceeds were recognized as a distribution in excess of investment balance on the statements of operations.

On December 27, 2007, a local partnership, Huntsville Properties Limited Partnership, sold its investment property to a third party. The Partnership received approximately $5,048,000 in distributable proceeds during the year ended December 31, 2007. The Partnership received additional distributable proceeds of approximately $23,000 during the three and nine months ended September 30, 2008. The Partnership had no remaining investment balance in this Local Partnership at September 30, 2008 and the proceeds were recognized as a distribution in excess of investment balance on the statements of operations.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. There were no advances received by the Partnership during the nine months ended September 30, 2009 and 2008. The Partnership may receive future advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

Results of Operations

The Partnership was formed to provide various benefits to its Limited Partners. It is not expected that any of the Local Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to Limited Partners in any material amount. The Partnership accounts for its investments in the Local Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Partnerships. The investments in 13 of the 15 Local Partnerships have been reduced to zero as of September 30, 2009, however, as discussed in Note 3 included in the financial statements in “Item 1. Financial Statements”, during 2006 the Partnership acquired the mortgage note receivable with respect to a Local Partnership that is obligated under the mortgage note.

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

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  During the nine months ended September 30, 2009 and 2008, the Partnership recognized equity in loss and amortization of acquisition costs of approximately $99,000 and $131,000, respectively, from Local Partnerships. Included in equity in loss and amortization of acquisition costs for the nine months ended September 30, 2009 and 2008 is approximately $62,000 and $105,000, respectively, of equity in loss related to a Local Partnership, Michigan Beach, that reduced the carrying amount of the mortgage note receivable due from the Local Partnership.  During the nine months ended September 30, 2009 and 2008, the Partnership received approximately $8,000 and $13,000, respectively, in operating distributions from Local Partnerships that were recognized as income in the statements of operations, included in “Item 1. Financial Statements,” since the Partnership’s investment in those Local Partnerships had been reduced to zero.

At times, advances are made to Local Partnerships in order to preserve the ability to receive applicable Tax Credits.  Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero are charged to expense.  During the nine months ended September 30, 2009 and 2008 the Partnership advanced to Local Partnerships approximately $540,000 and $371,000, respectively, for operating expenses. During the nine months ended September 30, 2009 and 2008 the Partnership recognized approximately $540,000 and $371,000, respectively, as expense for advances.

A recurring Partnership expense is the annual partnership management fee.  The fee, as defined in the Partnership Agreement, is payable to the General Partner and is calculated at 0.5% of the Partnership’s invested assets as of the beginning of the year.  The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of Partnership affairs. During the nine months ended September 30, 2009 and 2008, management fees were approximately $209,000 and $236,000, respectively. The decrease in management fees is due to the loss of investment in two Local Partnerships during 2008.

Operating expenses, exclusive of the management fee, consist of legal and accounting expenses for services rendered to the Partnership, tax expense and general and administrative expenses. Legal and accounting expenses were approximately $73,000 and $79,000 for the nine months ended September 30, 2009 and 2008, respectively, and $24,000 and $21,000 for the three months ended September 30, 2009 and 2008, respectively. General and administrative expenses were approximately $75,000 and $85,000 for the nine months ended September 30, 2009 and 2008, respectively, and $21,000 and $28,000 for the three months ended September 30, 2009 and 2008, respectively. The Partnership is subject to a New Jersey partner tax. For the three and nine months ended September 30, 2009, the expense was approximately $18,000 and $26,000, respectively. For the three and nine months ended September 30, 2008, the expense was approximately $13,000 and $39,000, respectively. The decrease in expense for the nine months ended September 30, 2009 was due to the write off of accruals related to 2002 and 2003 late filings, partially offset by an increase in tax expense as a result of an increase in the 2008 New Jersey partner tax which was paid during the first quarter of 2009. During the second quarter of 2009, the Partnership paid approximately $14,000 in full satisfaction of the 2002 and 2003 late filings and wrote off approximately $48,000 of prior accruals no longer required. For the three months ended September 30, 2009, the increase in tax expense was due to the 2009 tax expense accrual being based on the final adjusted 2008 tax owed.

During 2002, a Local Partnership, Michigan Beach, reached a settlement with the City of Chicago to complete necessary repairs to the exterior façade of the building.  As of December 31, 2008, the Partnership had advanced Michigan Beach approximately $1,347,000 to complete these repairs and an additional approximately $1,138,000 for other operational items. During the nine months ended September 30, 2009, the Partnership advanced Michigan Beach approximately $245,000 for operating expenses. These advances bear interest at prime plus 2% (approximately 5.25% at September 30, 2009) and interest earned by the Partnership was approximately $93,000 and $124,000 for the nine months ended September 30, 2009 and 2008, respectively.  The Partnership has charged to expense all of the advances to Michigan Beach and has not recognized the interest earned on the advances due to the uncertainty of collection of these amounts.

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

During the nine months ended September 30, 2008, the Partnership received a settlement payment of approximately $109,000 associated with a legal action, see “Item 1. Financial Statements – Note 5”. There were no settlement payments received during the nine months ended September 30, 2009. Subsequent to September 30, 2009 the Partnership received the final settlement payment of approximately $56,000.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 397.0 limited partnership interests (the "Units") in the Partnership representing 0.55% of the outstanding Units at September 30, 2009. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO its sole stockholder.

Variable Interest Entities

The Partnership consolidates any variable interest entities in which the Partnership holds a variable interest and is the primary beneficiary.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  The primary beneficiary of a VIE is generally the entity that will receive a majority of the VIE’s expected losses, receive a majority of a VIE’s expected residual returns, or both.

In determining whether it is the primary beneficiary of a VIE, the Partnership considers qualitative and quantitative factors, including, but not limited to: the amount and characteristics of the Partnership’s investment; the obligation or likelihood for the Partnership or other investors to provide financial support; the Partnership’s and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of the Partnership and the other investors.  Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

At September 30, 2009 and December 31, 2008, the Partnership holds variable interests in nine and ten VIEs, respectively, for which the Partnership is not the primary beneficiary. These nine and ten VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership or management of nine and ten apartment properties with a total of 774 and 1,063 apartment units, respectively.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $4,439,000 and $4,600,000 at September 30, 2009 and December 31, 2008, respectively.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Additionally, the provisions of financial support in the future may require the Partnership to consolidate a VIE.

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

PART II - OTHER INFORMATION

Item 5.     Other Information

The Partnership has a 98.9% limited partnership interest in Michigan Beach Limited Partnership, an Illinois limited partnership (“Michigan Beach”). On November 12, 2009, Michigan Beach entered into a Purchase and Sale Contract to sell its investment property (the “Property”), to a third party, CJD Projects, L.L.C., an Illinois limited liability company (the “Purchaser”).  The purchase price for the Property is $11,979,717. The Partnership’s consent is a condition to the closing of the transaction.  The Partnership is currently reviewing the transaction and expects to provide its consent prior to the closing, which is scheduled to occur during the first quarter of 2010. The Partnership’s investment balance in Michigan Beach was approximately $3,985,000 and $4,047,000 at September 30, 2009 and December 31, 2008, respectively

Item 6.     Exhibits

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

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

By: National Partnership Investments Corp.
General Partner

Date: November 16, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 16, 2009	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director

NATIONAL TAX CREDIT INVESTORS II

EXHIBIT INDEX

Exhibit     Description of Exhibit

3           Partnership Agreement (herein incorporated by reference to the Partnership's Form S-11 Registration No. 33-27658)

10          Loan Sale Agreement between Pami Midatlantic LLC, a Delaware limited liability company and National Tax Credit Investors II, a California limited partnership dated May 30, 2006. Incorporated by reference to the Partnership’s Current Report on Form 8-K dated May 30, 2006.

10.5        Assignment and Assumption Agreement by and among Investment Concepts, Inc., a California corporation, National Tax Credit, Inc. II, a California corporation, and National Tax Credit Investors II, a California limited partnership, and GAC Realty Advisors, LP, a Nevada limited partnership, dated September 8, 2009. Incorporated by reference to the Partnership’s Current Report on Form 8-K dated September 8, 2009.

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