Form 10-K
period 2009-12-31
NATIONAL TAX CREDIT INVESTORS II
filed 2010-04-15
CIK 859921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership units held by non-affiliates computed by reference to the price at which the partnership units were last sold, or the average bid and asked price of such partnership units as of the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the limited partnership units of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and its investment in limited partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the limited partnerships in which the Partnership has invested.   Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

Prior to 2008, the Partnership lost its interest in 19 Local Partnerships either through the sale of the property held by the Local Partnership, through foreclosure, or the sale of Partnership interests. During 2008 the Partnership lost its interest in one local partnership due to the sale of its investment property and one Local Partnership due to the sale of the Partnership’s interest. During 2009 the Partnership lost its interest in one local partnership due to the sale of its investment property.  As of December 31, 2009, the Partnership holds limited partner interests in 15 Local Partnerships located in 9 states and Puerto Rico. Each of these Local Partnerships owns a project that is eligible for the Housing Tax Credit. Several of the Local Partnerships also benefit from government programs promoting low or moderate income housing.

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

Item 2.     Properties

During 2009, most of the projects in which NTCI-II had invested were substantially rented. The following is a schedule of the occupancy status as of December 31, 2009 and 2008, of the projects owned by Local Partnerships in which NTCI-II is a limited partner.

SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS

IN WHICH NTCI-II HAS AN INVESTMENT

DECEMBER 31, 2009

			Units
		Financed,	Authorized	Occupancy
		Insured	for Rental	Percentage
		and	Assistance	for the Years Ended
	No. of	Subsidized	Under

December 31,

Name and Location	Units	Under	Section 8	2009	2008

Columbus Junction Park(1)
Columbus Junction, IA	24	(A)	24	77%	79%
Countryside
Howell Township, NJ	180	--	--	98%	99%
Fourth Street
Los Angeles, CA	44	--	--	97%	99%
Grimes Park Apartments (1)
Grimes, IA	16	(A)	7	91%	94%
Jamestown Terrace
Jamestown, CA	56	(A)	43	98%	98%
Lincoln Grove Apartments
Greensboro, NC	116	--	--	61%	77%
Michigan Beach Apartments
Chicago, IL	239	--	--	94%	92%

SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS

IN WHICH NTCI-II HAS AN INVESTMENT (continued)

DECEMBER 31, 2009

			Units
		Financed,	Authorized	Occupancy
		Insured	for Rental	Percentage
		and	Assistance	for the Years Ended
	No. of	Subsidized	Under

December 31,

Name and Location	Units	Under	Section 8	2009	2008

Norwalk Park Apartments (1)
Norwalk, IA	16	(A)	4	99%	97%
Palm Springs View (2)
Palm Springs, CA	119	--	--	89%	96%
Pensacola Affordable
Pensacola, FL	56	--	--	89%	94%
Pineview Terrace
Katy, TX	120	--	--	93%	90%
SitkaIII
Sitka, AK	16	(A)	16	90%	93%
Soldotna (Northwood
Senior) Apartments
Soldotna, AK	23	(A)	23	99%	97%
Torres de Plata II
Toa Alto, PR	78	(A)	78	100%	100%
Virginia Park Meadows
Detroit, MI	83	--	--	87%	93%

	1,186		195

(A)   The mortgage is insured by the Federal Housing Administration under the provisions of Section 515 of the National Housing Act.

(1)   Effective January 22, 2010, the Partnership sold its limited partnership interest in the Local Partnership to a third party.

(2)            Effective March 31, 2010, the Partnership sold its limited partnership interest in the Local Partnership to a third party affiliated with the local general partner.

The following table details the Partnership’s ownership percentages of the Local Partnerships and the cost of acquisition of such ownership.  All interests are limited partner interests.  Also included is the total mortgage and other encumbrances on each property for each of the Local Partnerships as of December 31, 2009.

	NTCI-II	Original Cost
	Percentage	of Ownership	Mortgage	Notes
Name and Location	Interest	Interest	Notes	Payable
		(in thousands)	(in thousands)	(in thousands)
Countryside
Howell Township, NJ	99.00%	$ 95	$ 3,511	$ 143
Fourth Street
Los Angeles, CA	99.00%	1,575	744	--
Jamestown Terrace
Jamestown, CA	99.00%	183	2,767	--
Lincoln Grove Apartments
Greensboro, NC	99.00%	840	2,181	--
Michigan Beach Apartments
Chicago, IL	98.90%	1,575	9,216	3,322
Pensacola Affordable
Pensacola, FL	99.00%	300	701	--
Pineview Terrace
Katy, TX	98.99%	132	2,470	--
SitkaIII
Sitka, AK	99.00%	1,277	1,123	--
Soldotna (Northwood
Senior) Apartments
Soldotna, AK	99.00%	1,391	1,423	--
Torres de Plata II
Toa Alto, PR	99.00%	100	2,948	--
Virginia Park Meadows
Detroit, MI	98.90%	248	3,361	422
		$ 7,716	$30,445	$3,887

Although each Local Partnership in which the Partnership has invested owns a project which must compete with other projects for tenants, government mortgage interest and rent subsidies make it possible for some of the Local Partnerships to rent units to eligible tenants at below market rates.  In general, this insulates these properties from market competition.

The Partnership has a 99.0% ownership interest in Columbus Junction Park, Grimes Park Apartments and Norwalk Park Apartments, and a 50.49% ownership interest in Palm Springs View, which are held for sale at December 31, 2009 as a result of the Partnership selling its limited partnership interest in the three Local Partnerships during January 2010 and the one Local Partnership effective March 31, 2010.

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

PART II

Item 5.     Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The limited partnership interests (the “Units”) are not traded on a public exchange but were sold through a public offering managed by PaineWebber Incorporated.  It is not anticipated that any active public market will develop for the purchase and sale of any limited partnership interest, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership.  A Unit may not be transferred but can be assigned only if certain requirements in the Partnership Agreement are satisfied.  At December 31, 2009, there were 2,955 registered holders of 72,288 Units in NTCI-II. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to limited partners in circumstances other than refinancing or disposition of its investments in Local Partnerships.  Distributions have not been made from inception of the Partnership to December 31, 2009.

AIMCO and its affiliates owned 397.0 Units in the Partnership representing 0.55% of the outstanding Units at December 31, 2009. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

As of December 31, 2009 and 2008, the Partnership has cash and cash equivalents of approximately $1,471,000 and $2,446,000, respectively. The decrease in cash and cash equivalents of approximately $975,000 is due to approximately $435,000 and $540,000 of cash used in operating and investing activities, respectively. Cash used in investing activities consisted of advances made to Local Partnerships.

The Partnership’s primary source of funds is the receipt of distributions from Local Partnerships in which the Partnership has invested. It is not expected that any of the Local Partnerships in which the Partnership invests will generate cash from operations sufficient to provide distributions to the Limited Partners in any material amount.  Such cash from operations, if any, would first be used to meet operating expenses of the Local Partnership.  The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the projects, the Local Partnerships and the Partnership.  These problems may result from a number of factors, many of which cannot be controlled by the General Partner.

An infrequent source of funds for the Partnership would be from proceeds received as a result of a sale of a Local Partnership’s investment property or from the sale of the Partnership’s interest in a Local Partnership. In this regard, on July 8, 2008, a local partnership, Kentucky River Apartments, Ltd., sold its investment property to a third party. The Partnership received approximately $577,000 in distributable proceeds. The Partnership had no remaining investment balance in this Local Partnership at December 31, 2008. During December 2008, the Partnership assigned its limited partnership interest in Rancho Del Mar Apartments Limited Partnership (“Rancho Del Mar”) to the general partner of Rancho Del Mar. The Partnership did not receive any proceeds and the assignment was effective as of January 1, 2008. The Partnership had no remaining investment balance in this Local Partnership at December 31, 2008. During the year ended December 31, 2009, one Local Partnership, Quivira Place Associates, LP, sold its investment property in August 2009, to a third party, for a sales price of approximately $6,250,000. The Partnership did not receive any proceeds from the sale as the Local Partnership’s liabilities exceeded the proceeds it received from the sale. The Partnership had no remaining investment balance in this Local Partnership at December 31, 2009 or December 31, 2008.

During September 2009, the Partnership entered into an assignment and assumption agreement with a third party affiliated with the local general partner of Palm Springs View Apartments, Ltd. The agreement provides for an assignment of the Partnership’s 50.49% limited partnership interest in Palm Springs View Apartments, Ltd. for $200,000. The assignment is subject to HUD approval which was received subsequent to December 31, 2009. Upon receipt of HUD approval the Partnership was able to complete the assignment of its 50.49% limited partnership in Palm Springs View Apartments, Ltd. and received $200,000 for the assignment subsequent to December 31, 2009. The Partnership has no investment balance remaining in this Local Partnership at December 31, 2009 and December 31, 2008.

On April 5, 2007, a local partnership, Pampa Partnership Limited, sold its investment property to a third party. The Partnership received approximately $942,000 in distributable proceeds during the year ended December 31, 2007. The Partnership received additional distributable proceeds of approximately $19,000 during the year ended December 31, 2008. The Partnership had no remaining investment balance in this Local Partnership at December 31, 2008 and the proceeds were recognized as a distribution in excess of investment balance on the statements of operations.

On December 27, 2007, a local partnership, Huntsville Properties Limited Partnership, sold its investment property to a third party. The Partnership received approximately $5,048,000 in distributable proceeds during the year ended December 31, 2007. The Partnership received additional distributable proceeds of approximately $23,000 during the year ended December 31, 2008. The Partnership had no remaining investment balance in this Local Partnership at December 31, 2008 and the proceeds were recognized as a distribution in excess of investment balance on the statements of operations.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. There were no advances received by the Partnership during the years ended December 31, 2009 and 2008. The Partnership may receive future advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

Results of Operations

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  During the years ended December 31, 2009 and 2008, the Partnership recognized equity in loss and amortization of approximately $117,000 and $203,000, respectively, from four Local Partnerships.  During the years ended December 31, 2009 and 2008, the Partnership received approximately $13,000 and $57,000, respectively, in distributions from Local Partnerships that were recognized as income in the statements of operations since the Partnership’s investment in those Local Partnerships had been reduced to zero, of which approximately $13,000 and $15,000, respectively, were operating distributions.

At times, advances are made to Local Partnerships in order to preserve the ability to receive applicable Tax Credits.  Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero are charged to expense.  During the year ended December 31, 2009 the Partnership advanced a total of approximately $540,000 to three Local Partnerships, Quivira Place Associates, LP, Michigan Beach Apartments and Lincoln Grove Apartments, to cover operating expenses of the Local Partnerships. During the year ended December 31, 2008 the Partnership advanced approximately $609,000 to one Local Partnership, Quivira Place Associates, LP, to cover operating expenses of the Local Partnership. While not obligated to make any advances to any of the Local Partnerships, the Partnership made these advances in order to protect its economic investment in the Local Partnerships. The advances were recognized as expense on the statements of operations included in “Item 8. Financial Statements and Supplementary Data”. No advances were repaid by Local Partnerships during the years ended December 31, 2009 and 2008.

At December 31, 2009, the investment balance in thirteen of the fifteen Local Partnerships had been reduced to zero and at December 31, 2008 the investment balance in thirteen of the sixteen Local Partnerships had been reduced to zero.

The Partnership’s net loss for the year ended December 31, 2009 was approximately $1,140,000 compared to approximately $1,251,000 for the year ended December 31, 2008. The decrease in net loss is due to the recognition of an impairment loss in 2008, decreases in advances to Local Partnerships charged to expense and equity in loss of Local Partnerships and amortization of acquisition costs and a slight decrease in distributions from Local Partnerships recognized as income, partially offset by an increase in loss from Partnership operations. The increase in loss from Partnership operations is due to a decrease in total revenues, partially offset by a slight decrease in total operating expenses. Total revenues decreased due to decreases in both interest income, due to lower interest rates on the Partnership’s invested cash, and gain on legal settlement, as discussed below.

A recurring Partnership expense is the annual partnership management fee.  The fee, as defined in the Partnership Agreement, is payable to the General Partner and is calculated at 0.5% of the Partnership’s invested assets as of the beginning of the year.  The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of Partnership affairs. For the years ended December 31, 2009 and 2008, management fees were approximately $279,000 and $315,000, respectively. The decrease for the year ended December 31, 2009 is due to the loss of investment in two Local Partnerships during 2008.

Operating expenses, exclusive of the management fee, consist of legal and accounting expenses for services rendered to the Partnership, tax expense and general and administrative expenses. Legal and accounting expenses were approximately $129,000 and $100,000 for the years ended December 31, 2009 and 2008, respectively. The increase in legal and accounting fees for the year ended December 31, 2009 is due to an increase in legal costs associated with monitoring the Partnership’s investment in Local Partnerships and their potential disposal. General and administrative expenses were approximately $105,000 and $112,000 for the years ended December 31, 2009 and 2008, respectively. The Partnership is subject to a New Jersey partner tax. For the years ended December 31, 2009 and 2008, the expense was approximately $44,000 and $51,000, respectively. The decrease in expense for the year ended December 31, 2009 was due to the write off of accruals related to 2002 and 2003 late filings, partially offset by an increase in tax expense as a result of an increase in the 2008 New Jersey partner tax which was paid during the first quarter of 2009. During the second quarter of 2009, the Partnership paid approximately $14,000 in full satisfaction of the 2002 and 2003 late filings and wrote off approximately $48,000 of prior accruals no longer required.

During 2002, a Local Partnership, Michigan Beach, reached a settlement with the City of Chicago to complete necessary repairs to the exterior façade of the building.  As of December 31, 2008, the Partnership had advanced Michigan Beach approximately $1,347,000 to complete these repairs and an additional approximately $1,138,000 for other operational items. During the year ended December 31, 2009, the Partnership advanced Michigan Beach approximately $245,000 for operating expenses. These advances bear interest at prime plus 2% (approximately 5.25% at December 31, 2009) and interest earned by the Partnership was approximately $126,000 and $158,000 for the years ended December 31, 2009 and 2008, respectively.  The Partnership has charged to expense all of the advances to Michigan Beach and has not recognized the interest earned on the advances due to the uncertainty of collection of these amounts.

During the year ended December 31, 2008, the Partnership recognized an impairment loss of approximately $89,000 for one Local Partnership, Kentucky River Apartments, Ltd. The Partnership had an investment balance of approximately $666,000 in this Local Partnership at the date of sale and zero at December 31, 2008. The Local Partnership sold its investment property to a third party in July 2008 and the Partnership received a distribution of approximately $577,000 from the sale proceeds.

During December 2008, the Partnership assigned its limited partnership interest in Rancho Del Mar Apartments Limited Partnership (“Rancho Del Mar”) to the general partner of Rancho Del Mar. The Partnership did not receive any proceeds and the assignment was effective as of January 1, 2008.

During the year ended December 31, 2009, one Local Partnership, Quivira Place Associates, LP, sold its investment property in August 2009, to a third party, for a sales price of approximately $6,250,000. The Partnership did not receive any proceeds from the sale as the Local Partnership’s liabilities exceeded the proceeds it received from the sale. The Partnership had no remaining investment balance in this Local Partnership at December 31, 2009 or December 31, 2008.

During September 2009, the Partnership entered into an assignment and assumption agreement with a third party affiliated with the local general partner of Palm Springs View Apartments, Ltd. The agreement provides for an assignment of the Partnership’s 50.49% limited partnership interest in Palm Springs View Apartments, Ltd. for $200,000. The assignment is subject to HUD approval which was received subsequent to December 31, 2009. Upon receipt of HUD approval the Partnership was able to complete the assignment of its 50.49% limited partnership in Palm Springs View Apartments, Ltd. and received $200,000 for the assignment subsequent to December 31, 2009. The Partnership has no investment balance remaining in this Local Partnership at December 31, 2009 and December 31, 2008.

On April 5, 2007, a local partnership, Pampa Partnership Limited, sold its investment property to a third party. The Partnership received approximately $942,000 in distributable proceeds during the year ended December 31, 2007. The Partnership received additional distributable proceeds of approximately $19,000 during the year ended December 31, 2008. The Partnership had no remaining investment balance in this Local Partnership at December 31, 2008 and the proceeds were recognized as a distribution in excess of investment balance on the statements of operations.

On December 27, 2007, a local partnership, Huntsville Properties Limited Partnership, sold its investment property to a third party. The Partnership received approximately $5,048,000 in distributable proceeds during the year ended December 31, 2007. The Partnership received additional distributable proceeds of approximately $23,000 during the year ended December 31, 2008. The Partnership had no remaining investment balance in this Local Partnership at December 31, 2008 and the proceeds were recognized as a distribution in excess of investment balance on the statements of operations.

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

During the year ended December 31, 2002, the Partnership received approximately $108,000 from one of the parties involved in this legal action as part of a settlement agreement. Approximately $1,492,000 of its share of the refinancing proceeds of Quivira Limited Partnership were received during August 2002. The Partnership obtained judgments totaling approximately $4,800,000 against certain defendants in 2002. During the year ended December 31, 2003, the Partnership received approximately $1,682,000 from the parties involved in this legal action as part of a global settlement agreement with the local general partner. During the years ended December 31, 2006, 2005 and 2004, the Partnership received approximately $102,000, $80,000 and $193,000, respectively, in additional settlement payments. There were no settlement payments received during the year ended December 31, 2007. During the year ended December 31, 2008, the Partnership received an additional settlement payment of approximately $109,000. During the year ended December 31, 2009, the Partnership received the final settlement payment of approximately $56,000.

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

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in unconsolidated Local Partnerships, in which the Partnership’s ownership percentage ranges from 50.49% to 99%.  However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 8. Financial Statements and Supplementary Data”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Partnerships is limited to the recorded investments in and receivables from the Local Partnerships.  See “Note 2 – Investments in and Advances to Local Partnerships” of the financial statements in “Item 8. Financial Statements and Supplementary Data” for additional information about the Partnership’s investments in unconsolidated Local Partnerships.

Other

AIMCO and its affiliates owned 397.0 limited partnership interests (the "Units") in the Partnership representing 0.55% of the outstanding Units at December 31, 2009. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Variable Interest Entities

The Partnership consolidates any variable interest entities in which the Partnership holds a variable interest and is the primary beneficiary.Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  The primary beneficiary of a VIE is generally the entity that will receive a majority of the VIE’s expected losses, receive a majority of a VIE’s expected residual returns, or both.

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

At December 31, 2009 and 2008, the Partnership holds variable interests in nine and ten VIEs, respectively, for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership.  The Partnership and the general partner of each Local Partnership are related parties due to transfer restrictions on the partnership interests and the Partnership has concluded that the general partner is the party most closely associated with the Local Partnerships and therefore the primary beneficiary.  In making this determination, the Partnership considered the following factors:

•         the principal purpose of the Local Partnerships is to conduct a business that is uniquely complementary to the general partners’ primary business (ownership and management of real estate properties);

•         the general partners conduct and manage the business of the Local Partnerships;

•         the general partners have the responsibility for and sole discretion over selecting a property management agent for the Local Partnerships’ underlying real estate properties;

•         the general partners are responsible for approving operating and capital budgets for the properties owned by the Local Partnerships;

•         the general partners are obligated to fund any recourse obligations of the Local Partnerships; and

•         the general partners are authorized to borrow funds on behalf of the Local Partnerships.

The nine VIEs at December 31, 2009 and ten VIEs at December 31, 2008 consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of nine and ten apartment properties with a total of 774 and 1,063 units, respectively.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. Subsequent to December 31, 2009 the Partnership sold its limited partnership interests in four of the Local Partnerships engaged in the ownership and management of four apartment properties with a total of 175 units, in which the Partnership held variable interests. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $4,411,000 and $4,600,000 at December 31, 2009 and 2008, respectively.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Additionally, the provisions of financial support in the future may require the Partnership to consolidate a VIE.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note 1 – Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 8. Financial Statements and Supplementary Data".  The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas.   The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage of 50.49% to 99%. Distributions of surplus cash from operations from ten of the Local Partnerships are restricted by the Local Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a percentage, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Partnership. For the other five Local Partnerships distributions of surplus cash are not restricted. The Partnerships are allocated profits and losses and receive distributions from refinancings and sales in accordance with the Local Partnerships’ partnership agreements. These agreements usually limit the Partnerships' distributions to an amount substantially less than its ownership percentage in the Local Partnership.

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

Item 8.     Financial Statements and Supplementary Data

NATIONAL TAX CREDIT INVESTORS II

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets – December 31, 2009 and 2008

Statements of Operations – Years ended December 31, 2009 and 2008

Statements of Changes in Partners’ (Deficiency) Capital  – Years ended December 31, 2009 and 2008

Statements of Cash Flows – Years ended December 31, 2009 and 2008

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

National Tax Credit Investors II

We have audited the accompanying balance sheets of National Tax Credit Investors II as of December 31, 2009 and 2008, and the related statements of operations, changes in partners' (deficiency) capital and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of National Tax Credit Investors II at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

April 15, 2010

NATIONAL TAX CREDIT INVESTORS II

BALANCE SHEETS

(in thousands)

	December 31,
	2009	2008
ASSETS

Investments in and advances to Local Partnerships (Note 2)	$ 407	$ 553
Cash and cash equivalents	1,471	2,446
Receivable – limited partners	64	64
Mortgage note receivable (Note 3)	4,004	4,047
Total assets	$ 5,946	$ 7,110

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses	$ 101	$ 125

Contingencies (Note 8)

Partners' (deficiency) capital:
General partner	(570)	(559)
Limited partners	6,415	7,544
	5,845	6,985
Total liabilities and partners' (deficiency) capital	$ 5,946	$ 7,110

See Accompanying Notes to Financial Statements

                          NATIONAL TAX CREDIT INVESTORS II

                              STATEMENTS OF OPERATIONS

                      (in thousands, except per interest data)

	Years Ended December 31,
	2009	2008
Revenues:
Interest income	$ 3	$ 54
Other income	2	8
Gain on legal settlement (Note 5)	56	109
Total revenues	61	171

Operating expenses:
Management fees - partners (Note 4)	279	315
General and administrative (Note 4)	105	112
Tax expense (Note 5)	44	51
Legal and accounting	129	100
Total operating expenses	557	578

Loss from Partnership operations	(496)	(407)

Impairment loss (Note 2)	--	(89)
Distributions from Local Partnerships in excess of
investment balance (Note 2)	13	57
Advances made to Local Partnerships recognized
as expense (Note 2)	(540)	(609)
Equity in loss of Local Partnerships and amortization
of acquisition costs, net (Notes 2 and 3)	(117)	(203)

Net loss (Note 5)	$(1,140)	$(1,251)

Net loss allocated to general partner (1%)	$ (11)	$ (13)
Net loss allocated to limited partners (99%)	(1,129)	(1,238)

	$(1,140)	$(1,251)

Net loss per limited partnership interest (Note 1)	$(15.61)	$(17.11)

See Accompanying Notes to Financial Statements

                          NATIONAL TAX CREDIT INVESTORS II

               STATEMENTS OF CHANGES IN PARTNERS'(DEFICIENCY) CAPITAL

                          (in thousands, except interests)

	General	Limited
	Partner	Partners	Total

Limited Partnership Interests (Note 1)		72,288

Partners’ (deficiency) capital at
December 31, 2007	$ (546)	$ 8,782	$ 8,236

Net loss for the year ended December 31, 2008	(13)	(1,238)	(1,251)

Partners’ (deficiency) capital at
December 31, 2008	(559)	7,544	6,985

Net loss for the year ended December 31, 2009	(11)	(1,129)	(1,140)

Partners’ (deficiency) capital at
December 31, 2009	$ (570)	$ 6,415	$ 5,845

See Accompanying Notes to Financial Statements

                          NATIONAL TAX CREDIT INVESTORS II

                              STATEMENTS OF CASH FLOWS

                                   (in thousands)

	Years Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$ (1,140)	$ (1,251)
Adjustments to reconcile net loss to net cash used in
operating activities:
Distributions recognized as income from sale of Local
Partnerships’ investment properties	--	(42)
Distributions from Local Partnerships recognized as a
return on investment	72	21
Advances made to Local Partnerships recognized as	540	609
expense
Equity in loss of Local Partnerships and amortization
of acquisition costs, net	117	203
Impairment loss	--	89
Change in accounts:
Receivable – limited partners	--	(60)
Accounts payable and accrued expenses	(24)	2
Net cash used in operating activities	(435)	(429)

Cash flows from investing activities:
Distributions from sale of Local Partnership’s investment
properties	--	619
Advances to Local Partnerships	(540)	(609)
Net cash (used in) provided by investing activities	(540)	10

Net decrease in cash and cash equivalents	(975)	(419)
Cash and cash equivalents, beginning of year	2,446	2,865
Cash and cash equivalents, end of year	$ 1,471	$ 2,446

See Accompanying Notes to Financial Statements

                          NATIONAL TAX CREDIT INVESTORS II

                            NOTES TO FINANCIAL STATEMENTS

                                  DECEMBER 31, 2009

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

Reclassifications

Certain reclassifications have been made to the 2008 information to conform to the 2009 presentation.

Subsequent Events

The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

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

In December 2009, the FASB issued Accounting Standards Update 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, or ASU 2009-17, which is effective for fiscal years beginning after November 15, 2009. ASU 2009-17, which modifies the guidance in FASB Accounting Standards Codification, or FASB ASC, Topic 810, “Consolidation”, introduces a more qualitative approach to evaluating VIEs for consolidation and requires a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, ASU 2009-17 requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed, requires continuous reassessment of primary beneficiary status rather than periodic, event-driven assessments as previously required, and incorporates expanded disclosure requirements. The Partnership will adopt ASU 2009-17 effective January 1, 2010. The Partnership does not believe that the adoption of ASU 2009-17 will have a significant effect on the Partnership’s financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balances at December 31, 2009 and 2008 are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the beginning of the year.  The number of limited partnership interests was 72,360 at January 1, 2008 and 72,315 at January 1, 2009.

Abandoned Interests

During 2009 and 2008, the number of limited partnership interests decreased by 27 and 45 units, respectively, due to limited partners abandoning their interests.  In abandoning his or her partnership interests, a limited partner relinquishes all right, title and interest in the Partnership as of the date of the abandonment.

Mortgage Note Receivable

The Partnership reviews its mortgage note receivable whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  The Partnership has recorded its mortgage note receivable at December 31, 2009 and 2008 at the amount at which the Partnership acquired the mortgage note receivable during 2006 less equity in loss recognized with respect to the Local Partnership that is obligated under the mortgage note. No reserve was recognized during the years ended December 31, 2009 and 2008, respectively. See “Note 3 – Mortgage Note Receivable” for further information.

Impairment of Long-Lived Assets

The Partnership reviews long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. The Partnership recognized an impairment loss of approximately $89,000 during the year ended December 31, 2008.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At December 31, 2009, the Partnership believes that the carrying amounts of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

Segment Reporting

FASB ASC Topic 280-10, “Segment Reporting”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  FASB ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in FASB ASC Topic 280-10, the Partnership has only one reportable segment.

Variable Interest Entities

The Partnership consolidates any variable interest entities in which the Partnership holds a variable interest and is the primary beneficiary.Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  The primary beneficiary of a VIE is generally the entity that will receive a majority of the VIE’s expected losses, receive a majority of a VIE’s expected residual returns, or both.

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

At December 31, 2009 and 2008, the Partnership holds variable interests in nine and ten VIEs, respectively, for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership.  The Partnership and the general partner of each Local Partnership are related parties due to transfer restrictions on the partnership interests and the Partnership has concluded that the general partner is the party most closely associated with the Local Partnerships and therefore the primary beneficiary.  In making this determination, the Partnership considered the following factors:

•         the principal purpose of the Local Partnerships is to conduct a business that is uniquely complementary to the general partners’ primary business (ownership and management of real estate properties);

•         the general partners conduct and manage the business of the Local Partnerships;

•         the general partners have the responsibility for and sole discretion over selecting a property management agent for the Local Partnerships’ underlying real estate properties;

•         the general partners are responsible for approving operating and capital budgets for the properties owned by the Local Partnerships;

•         the general partners are obligated to fund any recourse obligations of the Local Partnerships; and

•         the general partners are authorized to borrow funds on behalf of the Local Partnerships.

The nine VIEs at December 31, 2009 and ten VIEs at December 31, 2008 consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of nine and ten apartment properties with a total of 774 and 1,063 units, respectively.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. Subsequent to December 31, 2009 the Partnership sold its limited partnership interests in four of the Local Partnerships engaged in the ownership and management of four apartment properties with a total of 175 units, in which the Partnership held variable interests. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $4,411,000 and $4,600,000 at December 31, 2009 and 2008, respectively.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Additionally, the provisions of financial support in the future may require the Partnership to consolidate a VIE.

Note 2 - Investments in and Advances to Local Partnerships

As of December 31, 2009 and 2008 the Partnership holds limited partnership interests in 15 and 16 Local Partnerships, located in 9 states and Puerto Rico.  As a limited partner of the Local Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their properties (the "Apartment Complexes"). The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

At December 31, 2009 and 2008, the Local Partnerships own residential projects consisting of 1,186 and 1,475 apartment units, respectively. Subsequent to December 31, 2009 the Partnership sold its limited partnership interests in four of the Local Partnerships owning residential projects consisting of 175 apartment units.

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

As of December 31, 2009, the investment balance in 13 of the 15 Local Partnerships had been reduced to zero and as of December 31, 2008, the investment balance in 13 of the 16 Local Partnerships had been reduced to zero.

At times, advances are made to Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero are charged to expense.  During the year ended December 31, 2009 the Partnership advanced a total of approximately $540,000 to three Local Partnerships, Quivira Place Associates, LP, Michigan Beach Apartments and Lincoln Grove Apartments, to cover operating expenses of the Local Partnerships. During the year ended December 31, 2008 the Partnership advanced approximately $609,000 to one Local Partnership, Quivira Place Associates, LP, to cover operating expenses of the Local Partnership. While not obligated to make any advances to any of the Local Partnerships, the Partnership made these advances in order to protect its economic investment in the Local Partnerships. The advances were recognized as expense on the accompanying statements of operations.

The following is a summary of the investments in and advances to Local Partnerships for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Investment balance, beginning of year	$ 553	$ 1,308
Equity in losses of local partnerships (see Note 3)	(51)	(43)
Distributions recognized as a return
on investment	(72)	(21)
Advances to local partnerships	540	609
Advances made to local partnerships
recognized as expense	(540)	(609)
Saleof local partnership interests	--	(577)
Amortization of capitalized acquisition
costs and fees	(23)	(25)
Impairment loss	--	(89)
Investment balance, end of year	$ 407	$ 553

The difference between the investment per the accompanying balance sheets at December 31, 2009 and 2008 and the equity per the Local Partnerships' condensed combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Partnerships, costs capitalized to the investment account, and cumulative distributions recognized as income.

The Partnership’s value of its investments and its equity in the income/loss and/or distributions from the Local Partnerships are, for certain Local Partnerships, individually, not material to the overall financial position of the Partnership. The financial information from the unaudited condensed combined financial statements of such Local Partnerships at December 31, 2009 and 2008 and for each of the two years in the period then ended is presented below.  The Partnership’s value of its investments in Michigan Beach Limited Partnership, (the “Material Investee”) is considered material to the Partnership’s financial position and amounts included below for the Material Investee is included on an audited basis.

The following are condensed combined statements of operations for the years ended December 31, 2009 and 2008 for the Local Partnerships in which the Partnership has investments.  The 2008 and 2009 amounts exclude Kentucky River Apartments, which was sold in July 2008, Rancho Del Mar Apartments due to the Partnership assigning its limited partnership interest during 2008 to the local general partner, Quivira Place, due to the sale of its investment property in August 2009 and Columbus Junction Park, Grimes Park Apartments and Norwalk Park Apartments for which the Partnership sold its limited partnership interests in January 2010 and Palm Springs View for which the Partnership sold its limited partnership interest effective March 31, 2010.

Condensed Combined Balance Sheet of the Local Partnerships
(in thousands)
	December 31, 2009
		Material
Assets	Unaudited	Investee	Total
Land	$ 1,877	$ 843	$ 2,720
Building and improvements, net of
accumulated depreciation of $23,527
and $2,675, respectively	15,073	4,699	19,772

Other assets	3,311	749	4,060
Total assets	$ 20,261	$ 6,291	$ 26,552

Liabilities and Partners Deficit:
Liabilities:
Mortgage notes payable	$ 21,229	$ 9,216	$ 30,445
Other liabilities	2,867	8,192	11,059
	24,096	17,408	41,504

Partners’ deficit	(3,835)	(11,117)	(14,952)

Total liabilities and partners' deficit	$ 20,261	$ 6,291	$ 26,552

	December 31, 2008
		Material
Assets	Unaudited	Investee	Total

Land	$ 1,866	$ 810	$ 2,676
Building and improvements, net of
accumulated depreciation of $22,180
and $2,253, respectively	16,241	4,752	20,993

Other assets	3,310	780	4,090
Total assets	$ 21,417	$ 6,342	$ 27,759

Liabilities and Partners Deficit:
Liabilities:
Mortgage notes payable	$ 21,639	$ 4,962	$ 26,601
Other liabilities	3,194	11,886	15,080
	24,833	16,848	41,681

Partners’ deficit	(3,416)	(10,506)	(13,922)

Total liabilities and partners' deficit	$ 21,417	$ 6,342	$ 27,795

Condensed Combined Results of Operations of the Local Partnerships
(in thousands)
	For the years ended December 31,

	2009	2009	2009	2008	2008	2008
		Material			Material
	Unaudited	Investee	Total	Unaudited	Investee	Total

Total revenues	$ 5,619	$ 2,205	$ 7,824	$ 5,568	$ 2,162	$ 7,730

Expenses:
Operating expenses	3,398	1,631	5,029	3,338	1,721	5,059
Interest	1,172	649	1,821	1,211	696	1,907
Depreciation and
amortization	1,378	426	1,804	1,361	389	1,750
Total expenses	5,948	2,706	8,654	5,910	2,806	8,716

Loss from continuing
operations	$ (329)	$ (501)	$ (830)	$ (342)	$ (644)	$ (986)

An affiliate of the General Partner is currently the Local Operating General Partner in one of the Partnership’s 12 Local Partnerships included above, and another affiliate currently receives property management fees of approximately 5 percent of gross revenues from one of the Local Partnerships (see “Note 4 – Transactions with Affiliated Parties").

Three Local Partnerships, Fourth Street Investors LP, Michigan Beach Limited Partnership, and Northwestern Partners, Ltd. are currently marketing their respective investment properties for sale at December 31, 2009. During the year ended December 31, 2009, one Local Partnership, Quivira Place Associates, LP, sold its investment property on August 5, 2009, to a third party, for a sales price of approximately $6,250,000. The Partnership did not receive any proceeds from the sale as the Local Partnership’s liabilities exceeded the sale proceeds it received from the sale. The Partnership has no investment balance remaining at December 31, 2009 or December 31, 2008 in Northwestern Partners, Ltd., and Quivira Place Associates. The Partnership’s investment balance in Fourth Street Investors, LP is approximately $407,000 and $392,000 at December 31, 2009 and December 31, 2008, respectively. The Partnership has a 98.9% limited partnership interest in Michigan Beach Limited Partnership, an Illinois limited partnership (“Michigan Beach”). On November 12, 2009, Michigan Beach entered into a Purchase and Sale Contract to sell its investment property to a third party.  The purchase price for the Property was approximately $11,980,000. On February 1, 2010 the Purchase Contract was terminated pursuant to its terms. The Local Partnership is continuing to market the property for sale. The Partnership’s investment balance in Michigan Beach was approximately $4,004,000 and $4,047,000 at December 31, 2009 and December 31, 2008, respectively.  Subsequent to December 31, 2009 the Partnership sold its limited partnership interests in Norwalk, Columbus Junction Park and Grimes Park to a third party and received net proceeds of approximately $23,000.  The Partnership’s investment balances in Norwalk, Columbus Junction Park and Grimes Park were zero at December 31, 2009 and 2008.

During September 2009, the Partnership entered into an assignment and assumption agreement with a third party affiliated with the local general partner of Palm Springs View Apartments, Ltd. The agreement provides for an assignment of the Partnership’s 50.49% limited partnership interest in Palm Springs View Apartments, Ltd. for $200,000. The assignment is subject to HUD approval which was received subsequent to December 31, 2009. Upon receipt of HUD approval the Partnership was able to complete the assignment of its 50.49% limited partnership in Palm Springs View Apartments, Ltd. and received $200,000 for the assignment subsequent to December 31, 2009. The Partnership has no investment balance remaining in this Local Partnership at December 31, 2009 and December 31, 2008.

During 2002, a Local Partnership, Michigan Beach, reached a settlement with the City of Chicago to complete necessary repairs to the exterior façade of the building.  As of December 31, 2008, the Partnership had advanced Michigan Beach approximately $1,347,000 to complete these repairs and an additional approximately $1,138,000 for other operational items. During the year ended December 31, 2009, the Partnership advanced Michigan Beach approximately $245,000 for operating expenses. These advances bear interest at prime plus 2% (approximately 5.25% at December 31, 2009) and interest earned by the Partnership was approximately $126,000 and $158,000 for the years ended December 31, 2009 and 2008, respectively.  The Partnership has charged to expense all of the advances to Michigan Beach and has not recognized the interest earned on the advances due to the uncertainty of collection of these amounts.

On July 8, 2008, a local partnership, Kentucky River Apartments, Ltd., sold its investment property to a third party. The Partnership received approximately $577,000 in distributable proceeds. The Partnership had an investment balance of zero at December 31, 2008.

During December 2008, the Partnership assigned its limited partnership interest in Rancho Del Mar Apartments Limited Partnership (“Rancho Del Mar”) to the general partner of Rancho Del Mar. The Partnership did not receive any proceeds and the assignment was effective as of January 1, 2008.

During the years ended December 31, 2009 and 2008, the Partnership received operating distributions of approximately $13,000 and $15,000, respectively, from one Local Partnership in 2009 and five Local Partnerships in 2008.

During the year ended December 31, 2009, one Local Partnership, Quivira Place Associates, LP, sold its investment property in August 2009, to a third party, for a sales price of approximately $6,250,000. The Partnership did not receive any proceeds from the sale as the Local Partnership’s liabilities exceeded the proceeds it received from the sale. The Partnership had no remaining investment balance in this Local Partnership at December 31, 2009 or December 31, 2008.

On April 5, 2007, a local partnership, Pampa Partnership Limited, sold its investment property to a third party. The Partnership received approximately $942,000 in distributable proceeds during the year ended December 31, 2007. The Partnership received additional distributable proceeds of approximately $19,000 during the year ended December 31, 2008. The Partnership had no remaining investment balance in this Local Partnership at December 31, 2008 and the proceeds were recognized as a distribution in excess of investment balance on the statements of operations.

On December 27, 2007, a local partnership, Huntsville Properties Limited Partnership, sold its investment property to a third party. The Partnership received approximately $5,048,000 in distributable proceeds during the year ended December 31, 2007. The Partnership received additional distributable proceeds of approximately $23,000 during the year ended December 31, 2008. The Partnership had no remaining investment balance in this Local Partnership at December 31, 2008 and the proceeds were recognized as a distribution in excess of investment balance on the statements of operations.

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

The second mortgage had a principal balance of approximately $3,596,000 at the time of purchase and accrues interest at a fixed rate of 6.11%.  Semiannual payments from 50% of surplus cash are required and the note matures in July of 2031.  There is an option to the noteholder to accelerate maturity of the second mortgage after October of 2008. There have been no payments made on the loan and Michigan Beach did not generate any surplus cash for the years ended December 31, 2009 and 2008.  The accrued interest at the time the Partnership purchased the second mortgage was approximately $1,605,000.  The accrued interest balance at December 31, 2009 was approximately $2,393,000.  The local general partner is currently marketing the property for sale. The Partnership recognized approximately $43,000 and $135,000 in equity in loss from Michigan Beach during the years ended December 13, 2009 and 2008, respectively, and reduced the carrying value of the mortgage note receivable. The Partnership currently expects to receive payment in full on the second mortgage from Michigan Beach upon ultimate sale of the property and accordingly no reserve has been established against the carrying value of the mortgage note receivable at December 31, 2009 or 2008, however, the Partnership has fully reserved any additional accrued interest.

The following is a summary of the mortgage note receivable activity for the year ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Mortgage note receivable balance, beginning of year	$ 4,047	$ 4,182
Equity in losses of local partnership	(43)	(135)
Mortgage note receivable balance, end of year	$ 4,004	$ 4,047

Note 4 – Transactions with Affiliated Parties

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner for the following fees:

(a)  An annual Partnership management fee in an amount equal to 0.5 percent of   invested assets (as defined in the Partnership Agreement) as of the beginning of the year is payable to the General Partner. For the years ended December 31, 2009 and 2008, partnership management fees in the amount of approximately $279,000 and $315,000, respectively, were recorded as an expense.

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

(c)   The Partnership reimburses NAPICO for certain expenses. The reimbursement charged by NAPICO was approximately $77,000 and $88,000 for the years ended December 31, 2009 and 2008, respectively, and is included in general and administrative expenses.

NTC-II or another affiliate of the General Partner is the Local Operating General Partner in four of the Partnership's 15 Local Partnerships at December 31, 2009.  In addition, NTC-II is typically either a special limited partner or an administrative general partner in each Local Partnership in which the Partnership has an investment.

An affiliate of the General Partner managed one property owned by a Local Partnership during the years ended December 31, 2009 and 2008. The Local Partnership pays the affiliate property management fees in the amount of five percent of its gross rental revenues and data processing fees. The amounts paid were approximately $108,000 and $106,000 for the years ended December 31, 2009 and 2008, respectively.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. There were no advances received by the Partnership during the years ended December 31, 2009 and 2008. The Partnership may receive future advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

AIMCO and its affiliates owned 397.0 limited partnership interests (the "Units") in the Partnership representing 0.55% of the outstanding Units at December 31, 2009. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

A reconciliation follows:

	Years Ended December 31,
	2009	2008
	(in thousands)
Net loss per financial statements	$(1,140)	$(1,251)
Sale of partnership interest	259	(56)
Other	(186)	(474)
Bad debt	508	605
Investment in Local Partnerships	(198)	(1,054)
Loss per tax return	(757)	$(2,230)

Loss per limited partnership interest	$(10.36)	$(30.51)

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net assets at December 31, 2009 and 2008 (in thousands):

2009

2008

Net assets as reported	$ 5,845	$ 6,985
Add (deduct):
Deferred offering costs	9,367	9,367
Investment in Local Partnerships	(17,448)	(20,375)
Other	6,929	9,478
Net assets – Federal tax basis	$ 4,693	$ 5,455

The Partnership is subject to a New Jersey tax based upon the number of resident and non-resident limited partners and apportionment of income related to the Partnership’s investment in certain Local Partnerships.  For the years ended December 31, 2009 and 2008 the expense related to this tax is reflected in tax expense in the accompanying statement of operations.  At December 31, 2009 and 2008, the Partnership’s estimate of the tax currently due to the state of New Jersey is approximately $35,000 and $87,000 and this amount is included in accounts payable and accrued expenses on the accompanying balance sheet.

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

During the year ended December 31, 2002, the Partnership received approximately $108,000 from one of the parties involved in this legal action as part of a settlement agreement. Approximately $1,492,000 of its share of the refinancing proceeds of Quivira Limited Partnership were received during August 2002. The Partnership obtained judgments totaling approximately $4,800,000 against certain defendants in 2002. During the year ended December 31, 2003, the Partnership received approximately $1,682,000 from the parties involved in this legal action as part of a global settlement agreement with the local general partner. During the years ended December 31, 2006, 2005 and 2004, the Partnership received approximately $102,000, $80,000 and $193,000, respectively, in additional settlement payments. There were no settlement payments received during the year ended December 31, 2007. During the year ended December 31, 2008, the Partnership received an additional settlement payment of approximately $109,000. During the year ended December 31, 2009, the Partnership received the final settlement payment of $56,000.

Note 7 - Real Estate and Accumulated Depreciation of Local Partnerships in which NTCI-II Has Invested (in thousands)

(1) Schedule of Encumbrances and Investment Properties (all amounts unaudited except for those amounts relative to the Material Investee – see Note 2) (in thousands):

			Buildings
			And
			Related
			Personal		Accumulated
Description	Encumbrances	Land	Property	Total	Depreciation

Countryside Place	$ 3,511	$ 480	$ 8,849	$ 9,329	$ 5,746
Fourth Street	744	242	4,220	4,462	2,744
Lincoln Grove	2,181	185	3,971	4,156	1,927
Michigan Beach	9,216	843	7,374	8,217	2,675
Pensacola Affordable	701	252	1,870	2,122	1,263
Pineview Terrace	2,470	82	3,241	3,323	1,562
SitkaIII (Spruce Grove)	1,123	42	1,512	1,554	1,053
Soldotna (Northwood Senior)	1,423	59	1,993	2,052	954
Torres de Plata II	2,948	158	3,900	4,058	2,778
Virginia Park Meadows	3,361	79	5,372	5,451	3,807
Jamestown Terrace	2,767	298	3,672	3,970	1,693
Total	$30,445	$ 2,720	$45,974	$48,694	$26,202

(2) Reconciliation of real estate (all amounts unaudited except for those amounts relative to the Material Investee – see Note 2) (in thousands):

	Years Ended December 31,
	2009	2009	2009	2008	2008	2008
		Material			Material
	Unaudited	Investee	Total	Unaudited	Investee	Total
Real estate:
Balance at beginning of
year	$40,287	$ 7,815	$48,102	$ 63,670	$ 7,522	$ 71,192
Improvements	190	402	592	692	293	985
Assets held for sale	--	--	--	(24,075)	--	(24,075)
Balance at end of year	$40,477	$ 8,217	$48,694	$ 40,287	$ 7,815	$ 48,102

(3) Reconciliation of accumulated depreciation (all amounts unaudited except for those amounts relative to the Material Investee – see Note 2) (in thousands):

	Years Ended December 31,
	2009	2009	2009	2008	2008	2008
		Material			Material
	Unaudited	Investee	Total	Unaudited	Investee	Total
Accumulated depreciation:
Balance at beginning
of year	$ 22,180	$ 2,253	$24,433	$ 33,677	$ 1,870	$ 35,547
Depreciation expense	1,347	422	1,769	2,096	383	2,479
Assets held for sale	--	--	--	(13,593)	--	(13,593)
Balance at end of year	$ 23,527	$ 2,675	$26,202	$ 22,180	$ 2,253	$ 24,433

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2009, the Partnership’s internal control over financial reporting is effective.

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

(b)  Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance.

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

Name	Age	Position
John Bezzant	47	Director and Senior Vice President
Ernest M. Freedman	39	Director, Executive Vice President and Chief Financial Officer
Lisa R. Cohn	41	Executive Vice President, General Counsel and Secretary
Paul Beldin	36	Senior Vice President and Chief Accounting
		Officer
Steven D. Cordes	38	Senior Vice President
Stephen B. Waters	48	Senior Director of Partnership Accounting

John Bezzant was appointed as a Director of the General Partner effective December 16, 2009.  Mr. Bezzant has been a Senior Vice President of the General Partner and AIMCO since joining AIMCO in June 2006.   Prior to joining AIMCO, from 2005 to June 2006, Mr. Bezzant was a First Vice President at Prologis, a Denver, Colorado-based real estate investment trust, and from 1986 to 2005, Mr. Bezzant served as Vice President, Asset Management at Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

Ernest M. Freedman was appointed Director, Executive Vice President and Chief Financial Officer of the General Partner and Executive Vice President and Chief Financial Officer of AIMCO in November 2009.  Mr. Freedman joined AIMCO in 2007 as Senior Vice President of Financial Planning and Analysis and has served as Senior Vice President of Finance since February 2009, responsible for financial planning, tax, accounting and related areas.  Prior to joining AIMCO, from 2004 to 2007, Mr. Freedman served as chief financial officer of HEI Hotels and Resorts. Mr. Freedman brings particular expertise to the Board in the areas of finance and accounting.

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

Paul Beldin joined AIMCO in May 2008 and has served as Senior Vice President and Chief Accounting Officer of AIMCO and the General Partner since that time.  Prior to joining AIMCO, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

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

Stephen B. Waters was appointed Senior Director of Partnership Accounting of AIMCO and the General Partner in June 2009.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Partnership. Mr. Waters joined AIMCO as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the General Partner and AIMCO in April 2004.  Prior to joining AIMCO, Mr. Waters was a senior manager at Ernst & Young LLP.

The Registrant is not aware of the involvement in any legal proceedings with respect to the directors and executive officers listed in this Item 10.

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

Item 11.    Executive Compensation

Neither the directors nor the officers received any remuneration from the Partnership for the year ended December 31, 2009.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner for the following fees:

(a)   An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) as of the beginning of the year is payable to the General Partner. For the years ended December 31, 2009 and 2008, partnership management fees in the amount of approximately $279,000 and $315,000, respectively, were recorded as an expense.

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

(c)   The Partnership reimburses NAPICO for certain expenses. The reimbursement charged by NAPICO was approximately $77,000 and $88,000 for the years ended December 31, 2009 and 2008, respectively, and is included in general and administrative expenses.

NTC-II or another affiliate of the General Partner is the Local Operating General Partner in four of the Partnership's 16 Local Partnerships.  In addition, NTC-II is typically either a special limited partner or an administrative general partner in each Local Partnership in which the Partnership has an investment.

An affiliate of the General Partner managed one property owned by a Local Partnership during the years ended December 31, 2009 and 2008. The Local Partnership pays the affiliate property management fees in the amount of five percent of its gross rental revenues and data processing fees. The amounts paid were approximately $108,000 and $106,000 for the years ended December 31, 2009 and 2008, respectively.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. There were no advances received by the Partnership during the years ended December 31, 2009 and 2008. The Partnership may receive future advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

AIMCO and its affiliates owned 397.0 limited partnership interests (the "Units") in the Partnership representing 0.55% of the outstanding Units at December 31, 2009. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Neither of the General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 14.    Principal Accounting Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2010.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2009 and 2008 are described below.

Audit Fees.  Fees for audit services totaled approximately $43,000 and $44,000 for 2009 and 2008, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $22,000 for both 2009 and 2008.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following financial statements of the Partnership are included in Item 8:

Balance Sheets - December 31, 2009 and 2008.

Statements of Operations - Years ended December 31, 2009 and 2008.

Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2009 and 2008.

Statements of Cash Flows - Years ended December 31, 2009 and 2008.

Notes to Financial Statements.

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)   Exhibits:

See Exhibit Index.

The agreements included as exhibits to this Form 10-K contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-K not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-K and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

By: National Partnership Investments Corp.
General Partner

Date: April 15, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: April 15, 2010	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Senior Vice	Date: April 15, 2010
John Bezzant	President

/s/Ernest M. Freedman	Director and Executive	Date: April 15, 2010
Ernest M. Freedman	Vice President

/s/Steven D. Cordes	Senior Vice President	Date: April 15, 2010
Steven D. Cordes

/s/Stephen B. Waters	Senior Director of Partnership	Date: April 15, 2010
Stephen B. Waters	Accounting

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

10.6        Contract for Purchase and Sale of Partnership Interests by and between National Tax Credit, Inc. II, a California corporation, National Tax Credit Investors II, a California limited partnership, and Oswald Investments, L.C., an Iowa limited liability company, or its assign and Ted Oswald, individually or his assigns, dated November 17, 2009. Incorporated by reference to the Partnership’s Current Report on Form 8-K dated November 17, 2009.

10.7        Contract for Purchase and Sale of Partnership Interests by and between National Tax Credit, Inc. II, a California corporation, National Tax Credit Investors II, a California limited partnership, and Oswald Investments, L.C., an Iowa limited liability company, or its assign and Ted Oswald, individually or his assigns, dated November 17, 2009.  Incorporated by reference to the Partnership’s Current Report on Form 8-K dated November 17, 2009.

10.8        Contract for Purchase and Sale of Partnership Interests by and between National Tax Credit, Inc. II, a California corporation, National Tax Credit Investors II, a California limited partnership, and Oswald Investments, L.C., an Iowa limited liability company, or its assign and Ted Oswald, individually or his assigns, dated November 17, 2009.  Incorporated by reference to the Partnership’s Current Report on Form 8-K dated November 17, 2009.

10.9        First Amendment to Assignment and Assumption Agreement by and among Investment Concepts, Inc., a California corporation, National Tax Credit, Inc. II, a California corporation, National Tax Credit Investors II, a California limited partnership, and GAC Realty Advisors, LP, a Nevada limited partnership, effective January 31, 2010.  Incorporated by reference to the Partnership’s Current Report on Form 8-K dated January 31, 2010.

10.10       Second Amendment to Assignment and Assumption Agreement by and among Investment Concepts, Inc., a California corporation, National Tax Credit, Inc. II, a California corporation, National Tax Credit Investors II, a California limited partnership, and GAC Realty Advisors, LP, a Nevada limited partnership, effective March 1, 2010.  Incorporated by reference to the Partnership’s Current Report on Form 8-K dated March 1, 2010.

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