Form 10-Q
period 2010-03-31
NATIONAL TAX CREDIT INVESTORS II
filed 2010-05-14
CIK 859921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

NATIONAL TAX CREDIT INVESTORS II

BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Note)
ASSETS

Investments in and advances to Local Partnerships
(Note 2)	$ 356	$ 407
Cash and cash equivalents	1,420	1,471
Receivable – limited partners	64	64
Mortgage note receivable (Note 3)	3,852	4,004
Total assets	$ 5,692	$ 5,946

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses	$ 81	$ 101

Contingencies (Note 7)

Partners' (deficiency) capital:
General partner	(572)	(570)
Limited partners	6,183	6,415
	5,611	5,845
Total liabilities and partners' (deficiency)
capital	$ 5,692	$ 5,946

Note:  The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENTS OF OPERATIONS

(in thousands, except per interest data)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Interest	$ --	$ 2
Other income	--	2
Total revenues	--	4

Operating expenses:
Management fees - partners (Note 4)	61	70
General and administrative (Note 4)	22	24
Tax expense (Note 5)	25	39
Legal and accounting	38	20
Total operating expenses	146	153

Loss from Partnership operations	(146)	(149)

Gain on sale of limited partnership interest in Local
Partnerships (Note 2)	23	--
Distributions from Local Partnerships in excess of
investment balance (Note 2)	5	2
Advances made to Local Partnerships recognized as
expense (Note 2)	--	(55)
Recovery of advances made to Local Partnerships previously
recognized as expense (Note 2)	19	--
Equity in loss of Local Partnerships and amortization of
acquisition costs (Notes 2 and 3)	(135)	(111)
Net loss	$ (234)	$ (313)

Net loss allocated to general partner (1%)	$ (2)	$ (3)
Net loss allocated to limited partners (99%)	(232)	(310)
	$ (234)	$ (313)

Net loss per limited partnership interest (Note 1)	$ (3.21)	$ (4.29)

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)
(in thousands, except interest data)

	General	Limited
	Partner	Partners	Total

Partnership interests (Note 1)		72,288

Partners' (deficiency) capital,	$ (570)	$ 6,415	$ 5,845
December 31, 2009

Net loss for the three months
ended March 31, 2010	(2)	(232)	(234)

Partners' (deficiency) capital,
March 31, 2010	$ (572)	$ 6,183	$ 5,611

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$ (234)	$ (313)
Adjustments to reconcile net loss to net cash used in
operating activities:
Gain on sale of limited partnership interest in Local
Partnerships	(23)	--
Distributions from Local Partnerships recognized as a
return on investment	68	5
Advances made to Local Partnerships recognized as
expense	--	55
Recovery of advances made to Local Partnerships
previously recognized as expense	(19)	--
Equity in loss of Local Partnerships and amortization
of acquisition costs	135	111
Changes in accounts:
Accounts payable and accrued expenses	(20)	16
Net cash used in operating activities	(93)	(126)

Cash flows from investing activities:
Advances to Local Partnerships	--	(55)
Recovery of advances to Local Partnerships	19	--
Proceeds from sale of limited partnership interest in
Local Partnerships	23	--
Net cash provided by(used in) investing
activities	42	(55)

Net decrease in cash and cash equivalents	(51)	(181)
Cash and cash equivalents, beginning of period	1,471	2,446

Cash and cash equivalents, end of period	$ 1,420	$ 2,265

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Organization And Summary Of Significant Accounting Policies

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the fiscal year ended December 31, 2009 filed by National Tax Credit Investors II (the “Partnership” or “NTCI-II”). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end.  The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring items) necessary to present fairly the financial position as of March 31, 2010 and the results of operations and changes in cash flows for the three months ended March 31, 2010 and 2009.

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

Certain reclassifications have been made to the 2009 information to conform to the 2010 presentation.

Recent Accounting Pronouncements

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, or ASU 2009-17, which is effective for fiscal years beginning after November 15, 2009. ASU 2009-17, which modifies the guidance in FASB Accounting Standards Codification, or FASB ASC, Topic 810, “Consolidation”, introduces a more qualitative approach to evaluating VIEs for consolidation and requires a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, ASU 2009-17 requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed, requires continuous reassessment of primary beneficiary status rather than periodic, event-driven assessments as previously required, and incorporates expanded disclosure requirements. The Partnership adopted ASU 2009-17 effective January 1, 2010. The adoption of ASU 2009-17 did not have a significant effect on the Partnership’s financial statements.

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

Mortgage Note Receivable

The Partnership reviews its mortgage note receivable whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  The Partnership has recorded its mortgage note receivable at March 31, 2010 and December 31, 2009 at the amount at which the Partnership acquired the mortgage note receivable during 2006 less equity in loss recognized with respect to the Local Partnership that is obligated under the mortgage note.  No reserve was recognized during the three months ended March 31, 2010 or 2009.  See “Note 3 – Mortgage Note Receivable” for further information.

Impairment of Long-Lived Assets

The Partnership reviews long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment loss was recognized during the three months ended March 31, 2010 and 2009.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partner interests used was 72,288 and 72,315 for the three month period ended March 31, 2010 and 2009, respectively.

Variable Interest Entities

The Partnership consolidates any variable interest entities in which the Partnership holds a variable interest and is the primary beneficiary. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The primary beneficiary of a VIE is generally the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

In determining whether it is the primary beneficiary of a VIE, the Partnership considers qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of the Partnership’s investment; the obligation or likelihood for the Partnership or other investors to provide financial support; and the similarity with and significance to the business activities of the Partnership and the other investors.  Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

In connection with the adoption of ASU 2009-17 the Partnership performed a reassessment of the Local Partnerships to determine which Local Partnerships would be deemed variable interest entities.  As a result of this reassessment the Partnership determined that it holds variable interests in nine VIEs at March 31, 2010, for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership.   In making this determination, the Partnership considered the following factors:

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

•         the general partners are authorized to borrow funds on behalf of the Local Partnerships; and

•         the Partnership, as a limited partner in each of the Local Partnerships, does not have the ability to direct or otherwise significantly influence the activities of the Local Partnerships that most significantly impact such entities’ economic performance.

The nine VIEs consist of Local Partnerships that are directly engaged in the ownership and management of nine apartment properties with a total of 971 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  Subsequent to March 31, 2010 the Partnership sold its limited partnership interest in one of the Local Partnerships engaged in the ownership and management of an apartment property with a total of 119 units, in which the Partnership held a variable interest. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $4,208,000 and $4,411,000 at March 31, 2010 and December 31, 2009, respectively.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 - Investments In and Advances to Local Partnerships

As of March 31, 2010 the Partnership holds limited partnership interests in 12 Local Partnerships, located in eight states and Puerto Rico.  As a limited partner of the Local Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their properties (the "Apartment Complexes"). The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

At March 31, 2010 and December 31, 2009, respectively, the Local Partnerships own residential projects consisting of 1,130 and 1,186 apartment units, respectively. During the three months ended March 31, 2010 the Partnership sold its limited partnership interests in three of the Local Partnerships owning residential projects consisting of 56 apartment units. Subsequent to March 31, 2010 the Partnership sold its limited partnership interest in one Local Partnership owning a residential project consisting of 119 apartment units.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges. See “Note 1 – Organization and Summary of Significant Accounting Policies” for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  During the three months ended March 31, 2010 and 2009, the Partnership received approximately $73,000 and $7,000, respectively, in operating distributions from Local Partnerships, of which approximately $5,000 and $2,000 was recognized as income in the statements of operations for the three months ended March 31, 2010 and 2009, respectively, as these distributions were received from Local Partnerships in which the Partnership’s investment balance had previously been reduced to zero.

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

As of March 31, 2010, the investment balance in 11 of the 12 Local Partnerships had been reduced to zero. As of December 31, 2009, the investment balance in 14 of the 15 Local Partnerships had been reduced to zero.

At times, advances are made to Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero are charged to expense.  During the three months ended March 31, 2009 the Partnership advanced approximately $55,000 to one Local Partnership, Quivira Place Associates, LP to cover operating expenses of the Local Partnership. The Partnership did not make any advances during the three months ended March 31, 2010. While not obligated to make any advances to any of the Local Partnerships, the Partnership made this advance in order to protect its economic investment in the Local Partnership. The advance of approximately $55,000 was recognized as expense in the statement of operations for the three months ended March 31, 2009. During the three months ended March 31, 2010 the Partnership received approximately $19,000 as repayment of advances from Quivira Place Associates, LP and has recognized this amount as a recovery of advances previously expensed in the statement of operations for the three months ended March 31, 2010.

The following is a summary of the investments in and advances to Local Partnerships for the three months ended March 31, 2010 (in thousands):

Investment balance, beginning of period	$ 407
Equity in income of Local Partnerships (see Note 3)	18
Distributions recognized as a return on investment	(68)
Amortization of capitalized acquisition costs and fees	(1)
Investment balance, end of period	$ 356

The following are unaudited condensed combined estimated statements of operations for the three months ended March 31, 2010 and 2009 for the Local Partnerships in which the Partnership has investments.  The 2010 and 2009 amounts exclude Quivira Place, due to the sale of its investment property in August 2009; Columbus Junction Park, Grimes Park Apartments and Norwalk Park Apartments, for which the Partnership sold its limited partnership interests in January 2010; and Palm Springs View for which the Partnership sold its limited partnership interest in April 2010.

	Three Months Ended
	March 31
	2010	2009
Revenues:
Rental and other income	$ 1,956	$ 1,933

Expenses
Operating expenses	1,257	1,265
Interest	455	477
Depreciation and amortization	451	438
Total expenses	2,163	2,180

Loss from continuing operations	$ (207)	$ (247)

An affiliate of the General Partner is currently the Local Operating General Partner in one of the Partnership’s 11 Local Partnerships included above, and another affiliate receives property management fees of approximately 5 percent of gross revenues from the same Local Partnership (See “Note 4 – Transactions with Affiliated Parties”).

Three Local Partnerships, Fourth Street Investors LP, Michigan Beach Limited Partnership, and Northwestern Partners, Ltd. are currently marketing their respective investment properties for sale at March 31, 2010. During the year ended December 31, 2009, one Local Partnership, Quivira Place Associates, LP, sold its investment property on August 5, 2009, to a third party, for a sales price of approximately $6,250,000. The Partnership did not receive any proceeds from the sale as the Local Partnership’s liabilities exceeded the sale proceeds received from the sale. The Partnership has no investment balance remaining at March 31, 2010 or December 31, 2009 in Northwestern Partners, Ltd., and Quivira Place Associates. The Partnership’s investment balance in Fourth Street Investors, LP is approximately $356,000 and $407,000 at March 31, 2010 and December 31, 2009, respectively. The Partnership has a 98.9% limited partnership interest in Michigan Beach Limited Partnership, an Illinois limited partnership (“Michigan Beach”). On November 12, 2009, Michigan Beach entered into a Purchase and Sale Contract to sell its investment property to a third party.  The purchase price for the Property was approximately $11,980,000. On February 1, 2010 the Purchase Contract was terminated pursuant to its terms. The Local Partnership is continuing to market the property for sale. The Partnership’s investment balance in Michigan Beach was approximately $3,852,000 and $4,004,000 at March 31, 2010 and December 31, 2009, respectively.  During the three months ended March 31, 2010 the Partnership sold its limited partnership interests in Norwalk, Columbus Junction Park and Grimes Park to a third party and received net proceeds of approximately $23,000.  The Partnership’s investment balances in Norwalk, Columbus Junction Park and Grimes Park were zero at March 31, 2010 and December 31, 2009.

During September 2009, the Partnership entered into an assignment and assumption agreement with a third party affiliated with the local general partner of Palm Springs View Apartments, Ltd. The agreement provides for an assignment of the Partnership’s 50.49% limited partnership interest in Palm Springs View Apartments, Ltd. for $200,000. The assignment is subject to HUD approval which was received during the three months ended March 31, 2010. Upon receipt of HUD approval the Partnership was able to complete the assignment of its 50.49% limited partnership interest in Palm Springs View Apartments, Ltd. and received $200,000 for the assignment in April 2010. The Partnership has no investment balance remaining in this Local Partnership at March 31, 2010 and December 31, 2009.

During 2002, a Local Partnership, Michigan Beach, reached a settlement with the City of Chicago to complete necessary repairs to the exterior façade of the building.  As of December 31, 2008, the Partnership had advanced Michigan Beach approximately $1,347,000 to complete these repairs and an additional approximately $1,138,000 for other operational items. During the year ended December 31, 2009, the Partnership advanced Michigan Beach approximately $245,000 for operating expenses. These advances bear interest at prime plus 2% (approximately 5.25% at March 31, 2010) and interest earned by the Partnership was approximately $32,000 and $29,000 for the three months ended March 31, 2010 and 2009, respectively.  The Partnership has charged to expense all of the advances to Michigan Beach and has not recognized the interest earned on the advances due to the uncertainty of collection of these amounts.

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

The second mortgage had a principal balance of approximately $3,596,000 at the time of purchase and accrues interest at a fixed rate of 6.11%.  Semiannual payments from 50% of surplus cash are required and the note matures in July of 2031.  There is an option to the noteholder to accelerate maturity of the second mortgage after October 2008. There have been no payments made on the loan and Michigan Beach did not generate any surplus cash for the years ended December 31, 2009 and 2008.  The accrued interest at the time the Partnership purchased the second mortgage was approximately $1,605,000.  The accrued interest balance at March 31, 2010 was approximately $2,448,000. The local general partner is currently marketing the property for sale. The Partnership recognized approximately $152,000 and $94,000 in equity in loss from Michigan Beach during the three months ended March 31, 2010 and 2009, respectively, and reduced the carrying value of the mortgage note receivable. The Partnership currently expects to receive payment in full on the second mortgage from Michigan Beach upon the ultimate sale of the property and accordingly no reserve has been established against the carrying value of the mortgage note receivable at March 31, 2010, however, the Partnership has fully reserved any additional accrued interest.

The following is a summary of the mortgage note receivable activity for the three months ended March 31, 2010 (in thousands):

Mortgage note receivable balance, beginning of period	$ 4,004
Equity in losses of Local Partnership	(152)
Mortgage note receivable balance, end of period	$ 3,852

Note 4 – Transaction with Affiliated Parties

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner for the following fees:

(a)   An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) at the beginning of the year is payable to the General Partner. For the three months ended March 31, 2010 and 2009, partnership management fees in the amount of approximately $61,000 and $70,000, respectively, were recorded as an expense.

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

(c)   The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $18,000 and $15,000 for the three months ended March 31, 2010 and 2009, respectively, and is included in general and administrative expenses.

NTC-II or another affiliate of the General Partner is the Local Operating General Partner in one of the Partnership's 12 Local Partnerships at March 31, 2010. In addition, NTC-II is typically either a special limited partner or an administrative general partner in each Local Partnership, in which the Partnership has an investment.

An affiliate of the General Partner managed one property owned by a Local Partnership during the three months ended March 31, 2010 and 2009.  The Local Partnership pays the affiliate property management fees in the amount of five percent of its gross rental revenues and data processing fees. The amounts paid were approximately $27,000 and $26,000 for the three months ended March 31, 2010 and 2009, respectively.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. There were no advances received by the Partnership during the three months ended March 31, 2010 and 2009. The Partnership may receive future advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

Note 5 – Partnership Income Taxes

The Partnership is subject to a New Jersey tax based upon the number of resident and non-resident limited partners and apportionment of income related to the Partnership’s investment in certain Local Partnerships.  For the three months ended March 31, 2010 and 2009 the expense related to this tax is reflected in tax expense in the accompanying statement of operations.  At December 31, 2009, the Partnership’s estimate of the balance of the tax due for 2009 to the state of New Jersey is approximately $35,000 and this amount is included in accounts payable and accrued expenses on the accompanying balance sheet. The Partnership’s estimate of the tax due for 2010 is approximately $76,000 of which approximately $19,000 has been accrued at March 31, 2010 and is included in accounts payable and accrued expenses on the accompanying balance sheet.

Note 6 – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At March 31, 2010, the Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

Note 7 - Contingencies

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

Item 2.     Management's Discussion And Analysis Of Financial Condition and Results Of Operations

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and its investment in limited partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the limited partnerships in which the Partnership has invested.   Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

As of March 31, 2010 and December 31, 2009, the Partnership has cash and cash equivalents of approximately $1,420,000 and $1,471,000, respectively.  The decrease in cash and cash equivalents of approximately $51,000 is due to approximately $93,000 of cash used in operating activities, partially offset by approximately $42,000 of cash provided by investing activities. Cash provided by investing activities consisted of proceeds from the sale of the Partnership’s limited partnership interest in Local Partnerships and the recovery of advances to Local Partnerships.

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

An infrequent source of funds for the Partnership would be from proceeds received as a result of a sale of Local Partnership’s investment property or from the sale of the Partnership’s interest in a Local Partnership. In this regard, on January 22, 2010 the Partnership sold its limited partnership interests in Norwalk, Columbus Junction Park and Grimes Park to a third party and received net proceeds of approximately $23,000.  The Partnership’s investment balances in Norwalk, Columbus Junction Park and Grimes Park were zero at March 31, 2010 and December 31, 2009.

During September 2009, the Partnership entered into an assignment and assumption agreement with a third party affiliated with the local general partner of Palm Springs View Apartments, Ltd. The agreement provides for an assignment of the Partnership’s 50.49% limited partnership interest in Palm Springs View Apartments, Ltd. for $200,000. The assignment is subject to HUD approval which was received during the three months ended March 31, 2010. Upon receipt of HUD approval the Partnership was able to complete the assignment of its 50.49% limited partnership interest in Palm Springs View Apartments, Ltd. and received $200,000 for the assignment in April 2010. The Partnership has no investment balance remaining in this Local Partnership at March 31, 2010 and December 31, 2009.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. There were no advances received by the Partnership during the three months ended March 31, 2010 and 2009. The Partnership may receive future advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

Results of Operations

The Partnership was formed to provide various benefits to its Limited Partners. It is not expected that any of the Local Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to Limited Partners in any material amount. The Partnership accounts for its investments in the Local Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Partnerships. The investments in 11 of the 12 Local Partnerships have been reduced to zero as of March 31, 2010, however, as discussed in Note 3 included in the financial statements in “Item 1. Financial Statements”, during 2006 the Partnership acquired the mortgage note receivable with respect to a Local Partnership that is obligated under the mortgage note.

Because of (i) the nature of the apartment complexes, (ii) the difficulty of predicting the resale market for low-income housing in the future, and (iii) the inability of the Partnership to directly cause the sale of apartment complexes by local general partners, but generally only to require such local general partners to use their respective best efforts to find a purchaser for the apartment complexes, it is not possible at this time to predict whether the liquidation of substantially all of the Partnership’s assets and the disposition of the proceeds, if any, in accordance with the Partnership Agreement will occur. If a Local Partnership is unable to sell an apartment complex, it is anticipated that the local general partner will either continue to operate such apartment complex or take such other actions as the local general partner believes to be in the best interest of the Local Partnership.

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

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  During the three months ended March 31, 2010 and 2009, the Partnership recognized equity in loss and amortization of acquisition costs of approximately $135,000 and $111,000, respectively, from Local Partnerships. Included in equity in loss and amortization of acquisition costs for the three months ended March 31, 2010 and 2009 is approximately $152,000 and $94,000, respectively, of equity in loss related to a Local Partnership, Michigan Beach, that reduced the carrying amount of the mortgage note receivable due from the Local Partnership.  During the three months ended March 31, 2010 and 2009, the Partnership received approximately $73,000 and $7,000, respectively, in operating distributions from Local Partnerships, of which approximately $5,000 and $2,000 was recognized as income in the statements of operations for the three months ended March 31, 2010 and 2009, respectively, as these distributions were received from Local Partnerships in which the Partnership’s investment balance had previously been reduced to zero.

At times, advances are made to Local Partnerships in order to preserve the ability to receive applicable Tax Credits.  Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero are charged to expense.  During the three months ended March 31, 2009 the Partnership advanced approximately $55,000 to one Local Partnership, Quivira Place Associates, LP to cover operating expenses of the Local Partnership. The Partnership did not make any advances during the three months ended March 31, 2010. While not obligated to make any advances to any of the Local Partnerships, the Partnership made this advance in order to protect its economic investment in the Local Partnership. The advance of approximately $55,000 was recognized as expense in the statement of operations for the three months ended March 31, 2009. During the three months ended March 31, 2010 the Partnership received approximately $19,000 as repayment of advances from Quivira Place Associates, LP and has recognized this amount as a recovery of advances previously expensed in the statement of operations for the three months ended March 31, 2010.

A recurring Partnership expense is the annual partnership management fee.  The fee, as defined in the Partnership Agreement, is payable to the General Partner and is calculated at 0.5% of the Partnership’s invested assets as of the beginning of the year.  The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of Partnership affairs. During the three months ended March 31, 2010 and 2009, management fees were approximately $61,000 and $70,000, respectively. The decrease in management fees is due to the loss of investment in one Local Partnership during 2009.

Operating expenses, exclusive of the management fee, consist of legal and accounting expenses for services rendered to the Partnership, tax expense and general and administrative expenses. Legal and accounting expenses were approximately $38,000 and $20,000 for the three months ended March 31, 2010 and 2009, respectively. General and administrative expenses were approximately $22,000 and $24,000 for the three months ended March 31, 2010 and 2009, respectively. The Partnership is subject to a New Jersey partner tax. For the three months ended March 31, 2010 and 2009, the expense was approximately $25,000 and $39,000, respectively. Legal and accounting expense increased primarily due to an increase in legal costs associated with the sale of partnership interests in Local Partnerships during the three months ended March 31, 2010. Tax expense decreased as a result of an increase in 2008 New Jersey partner tax which was paid during the first quarter of 2009.

During 2002, a Local Partnership, Michigan Beach, reached a settlement with the City of Chicago to complete necessary repairs to the exterior façade of the building.  As of December 31, 2008, the Partnership had advanced Michigan Beach approximately $1,347,000 to complete these repairs and an additional approximately $1,138,000 for other operational items. During the year ended December 31, 2009, the Partnership advanced Michigan Beach approximately $245,000 for operating expenses. These advances bear interest at prime plus 2% (approximately 5.25% at March 31, 2010) and interest earned by the Partnership was approximately $32,000 and $29,000 for the three months ended March 31, 2010 and 2009, respectively.  The Partnership has charged to expense all of the advances to Michigan Beach and has not recognized the interest earned on the advances due to the uncertainty of collection of these amounts.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 397.0 limited partnership interests (the "Units") in the Partnership representing 0.55% of the outstanding Units at March 31, 2010. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO its sole stockholder.

Variable Interest Entities

The Partnership consolidates any variable interest entities in which the Partnership holds a variable interest and is the primary beneficiary. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The primary beneficiary of a VIE is generally the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

In determining whether it is the primary beneficiary of a VIE, the Partnership considers qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of the Partnership’s investment; the obligation or likelihood for the Partnership or other investors to provide financial support; and the similarity with and significance to the business activities of the Partnership and the other investors.  Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

In connection with the adoption of ASU 2009-17 the Partnership performed a reassessment of the Local Partnerships to determine which Local Partnerships would be deemed variable interest entities.  As a result of this reassessment the Partnership determined that it holds variable interests in nine VIEs at March 31, 2010, for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership.   In making this determination, the Partnership considered the following factors:

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

•         the general partners are authorized to borrow funds on behalf of the Local Partnerships; and

•         the Partnership, as a limited partner in each of the Local Partnerships, does not have the ability to direct or otherwise significantly influence the activities of the Local Partnerships that most significantly impact such entities’ economic performance.

The nine VIEs consist of Local Partnerships that are directly engaged in the ownership and management of nine apartment properties with a total of 971 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  Subsequent to March 31, 2010 the Partnership sold its limited partnership interest in one of the Local partnerships engaged in the ownership and management of an apartment property with a total of 119 units, in which the Partnership held a variable interest. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $4,208,000 and $4,411,000 at March 31, 2010 and December 31, 2009, respectively.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

By: National Partnership Investments Corp.
General Partner

Date: May 14, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 14, 2010	By: /s/Stephen B. Waters
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