Form 10-K
period 2010-12-31
NATIONAL TAX CREDIT INVESTORS II
filed 2011-04-14
CIK 859921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Units of Limited Partnership Interests

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

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond the Partnership’s control, including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; national and local economic conditions, including the pace of job growth and the level of unemployment; the terms of governmental regulations that affect the Partnership and its investment in limited partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the limited partnerships in which the Partnership has invested.   Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The Partnership has no employees. Services are performed for the Partnership by the General Partner and agents retained by the General Partner.

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

Prior to 2009, the Partnership lost its interest in 21 Local Partnerships either through the sale of the property held by the Local Partnership, through foreclosure, or the sale of Partnership interests. During 2009 the Partnership lost its interest in one local partnership due to the sale of its investment property. During 2010, the Partnership sold its limited partnership interest in four of the Local Partnerships owning residential projects consisting of 175 apartment units and two of the Local Partnerships sold their investment properties consisting of 100 apartment units. As of December 31, 2010, the Partnership holds limited partner interests in 9 Local Partnerships located in 7 states and Puerto Rico. Each of these Local Partnerships owns a project that is eligible for the Housing Tax Credit. Several of the Local Partnerships also benefit from government programs promoting low or moderate income housing.

The projects owned by the Local Partnerships in which NTCI-II has invested were developed by the local operating general partners (the “Local Operating General Partners”) who acquired the sites and applied for applicable mortgages and subsidies, if any. NTCI-II became the principal limited partner in these Local Partnerships pursuant to arm's-length negotiations with the Local Operating General Partners.  As a limited partner, NTCI-II's liability for obligations of the Local Partnership is limited to its investment. The Local Operating General Partner of the Local Partnership retains responsibility for developing, constructing, maintaining, operating and managing the Projects. Under certain circumstances, an affiliate of NAPICO or NTCI-II may act as the Local Operating General Partner.  An affiliate, National Tax Credit Inc. II ("NTC-II") is acting either as a special limited partner or non-managing administrative general partner (the “Administrative General Partner”) of each Local Partnership in which the Partnership has an investment.

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Item 2.     Properties

During 2010, most of the projects in which NTCI-II had invested were substantially rented. The following is a schedule of the occupancy status as of December 31, 2010 and 2009, of the projects owned by Local Partnerships in which NTCI-II is a limited partner.

SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS

IN WHICH NTCI-II HAS AN INVESTMENT

DECEMBER 31, 2010

			Units
		Financed,	Authorized	Occupancy
		Insured	for Rental	Percentage
		and	Assistance	for the Years Ended
	No. of	Subsidized	Under

December 31,

Name and Location	Units	Under	Section 8	2010	2009

Countryside
Howell Township, NJ	180	--	--	98%	98%
Jamestown Terrace
Jamestown, CA	56	(A)	43	95%	98%
Lincoln Grove Apartments
Greensboro, NC	116	--	--	71%	61%
Michigan Beach Apartments
Chicago, IL	239	--	--	91%	94%
Pineview Terrace (1)
Katy, TX	120	--	--	90%	93%
Sitka III
Sitka, AK	16	(A)	16	96%	90%
Soldotna (Northwood
Senior) Apartments
Soldotna, AK	23	(A)	23	97%	99%

SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS

IN WHICH NTCI-II HAS AN INVESTMENT (continued)

DECEMBER 31, 2010

			Units
		Financed,	Authorized	Occupancy
		Insured	for Rental	Percentage
		and	Assistance	for the Years Ended
	No. of	Subsidized	Under

December 31,

Name and Location	Units	Under	Section 8	2010	2009

Torres de Plata II
Toa Alto, PR	78	(A)	78	100%	100%
Virginia Park Meadows
Detroit, MI	83	--	--	82%	87%

	911		160

(A)   The mortgage is insured by the Federal Housing Administration under the provisions of Section 515 of the National Housing Act.

(1)   Effective February 4, 2011, the Partnership assigned its limited partnership interest in Pineview Terrace to a third party for a net sales price of $1,000,000.

The following table details the Partnership’s ownership percentages of the Local Partnerships and the cost of acquisition of such ownership.  All interests are limited partner interests.  Also included is the total mortgage and other encumbrances on each property for each of the Local Partnerships as of December 31, 2010.

	NTCI-II	Original Cost
	Percentage	of Ownership	Mortgage	Notes
Name and Location	Interest	Interest	Notes	Payable
		(in thousands)	(in thousands)	(in thousands)
Countryside
Howell Township, NJ	99.00%	$ 95	$ 3,344	$ 143
Jamestown Terrace
Jamestown, CA	99.00%	183	2,750	--
Lincoln Grove Apartments
Greensboro, NC	99.00%	840	2,101	--
Michigan Beach Apartments
Chicago, IL	98.90%	1,575	9,172	3,322
Pineview Terrace
Katy, TX	98.99%	132	2,418	--
Sitka III
Sitka, AK	99.00%	1,277	1,116	--
Soldotna (Northwood
Senior) Apartments
Soldotna, AK	99.00%	1,391	1,414	--
Torres de Plata II
Toa Alto, PR	99.00%	100	2,928	--
Virginia Park Meadows
Detroit, MI	98.90%	248	3,382	422
		$ 5,841	$28,625	$3,887

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

PART II

Item 5.     Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The limited partnership interests (the “Units”) are not traded on a public exchange but were sold through a public offering managed by PaineWebber Incorporated.  It is not anticipated that any active public market will develop for the purchase and sale of any limited partnership interest, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership.  A Unit may not be transferred but can be assigned only if certain requirements in the Partnership Agreement are satisfied.  At December 31, 2010, there were 2,952 registered holders of 72,270 Units in NTCI-II. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to limited partners in circumstances other than refinancing or disposition of its investments in Local Partnerships.

The Partnership distributed the following amounts during the years ended December 31, 2010 and 2009 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2010	Unit	December 31, 2009	Unit

Sale(1)	$ 1,763	$ 24.14	$ --	$ --

(1)   Proceeds from 2010 sales of partnership interests and investment properties.

AIMCO and its affiliates owned 397.0 Units in the Partnership representing 0.55% of the outstanding Units at December 31, 2010. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

As of December 31, 2010 and 2009, the Partnership has cash and cash equivalents of approximately $1,368,000 and $1,471,000, respectively. The decrease in cash and cash equivalents of approximately $103,000 is due to approximately $1,763,000 and $339,000 of cash used in financing and operating activities, respectively, partially offset by approximately $1,999,000 of cash provided by investing activities. Cash used in financing activities consisted of a distribution to partners. Cash provided by investing activities consisted of proceeds from the sale of the Partnership’s limited partnership interest in Local Partnerships, distributions received from the sale of Local Partnerships’ investment properties and the recovery of advances to Local Partnerships.

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

An infrequent source of funds for the Partnership would be from proceeds received as a result of a sale of a Local Partnership’s investment property or from the sale of the Partnership’s interest in a Local Partnership. In this regard, on January 22, 2010, the Partnership sold its limited partnership interests in Norwalk, Columbus Junction Park and Grimes Park to a third party and received net proceeds of approximately $23,000. The Partnership’s investment balances in Norwalk, Co lumbus Junction Park and Grimes Park were zero at December 31, 2010 and 2009.

During September 2009, the Partnership entered into an assignment and assumption agreement with a third party affiliated with the local general partner of Palm Springs View Apartments, Ltd. The agreement provided for an assignment of the Partnership’s 50.49% limited partnership interest in Palm Springs View Apartments, Ltd. for $200,000. The assignment was subject to HUD approval which was received during the year ended December 31, 2010. Upon receipt of HUD approval the Partnership was able to complete the assignment of its 50.49% limited partnership interest in Palm Springs View Apartments, Ltd. and received $200,000 for the assignment in April 2010. The Partnership has no investment balance remaining in this Local Partnership at December 31, 2010 and 2009.

On August 27, 2010, a Local Partnership, Fourth Street Investors, LP sold its investment property to a third party for a gross sale price of $3,375,000. The Partnership received approximately $1,421,000 in distributable proceeds from the sale during the year ended December 31, 2010, of which approximately $1,112,000 was recognized as income. The Partnership’s investment balance in Fourth Street Investors, LP is zero and approximately $407,000 at December 31, 2010 and 2009, respectively. On September 17, 2010, a Local Partnership, Northwestern Partners, Ltd sold its investment property to a third party for a gross sale price of $1,000,000. The Partnership received approximately $336,000 in distributable proceeds from the sale during the year ended December 31, 2010. The Partnership has no remaining investment balance in Northwestern Partners at December 31, 2010 and 2009.

During the year ended December 31, 2009, one Local Partnership, Quivira Place Associates, LP, sold its investment property in August 2009, to a third party, for a sales price of approximately $6,250,000. The Partnership did not receive any proceeds from the sale as the Local Partnership’s liabilities exceeded the proceeds it received from the sale. The Partnership had no remaining investment balance in this Local Partnership at December 31, 2010 or 2009.

Subsequent to December 31, 2010, the Partnership assigned its limited partnership interest in Pineview Terrace to a third party and received net proceeds of $1,000,000. The Partnership’s investment balance in Pineview Terrace was zero at December 31, 2010 and 2009.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. There were no advances received by the Partnership during the years ended December 31, 2010 and 2009. The Partnership may receive future advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

Results of Operations

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  During the years ended December 31, 2010 and 2009, the Partnership recognized equity in loss and amortization of acquisition costs of approximately $244,000 and $117,000, respectively, from Local Partnerships. Included in equity in loss and amortization of acquisition costs for the years ended December 31, 2010 and 2009 is approximately $243,000 and $43,000, respectively, of equity in loss related to a Local Partnership, Michigan Beach, that reduced the carrying amount of the mortgage note receivable due from the Local Partnership.  During the years ended December 31, 2010 and 2009, the Partnership received approximately $126,000 and $85,000, respectively, in operating distributions from Local Partnerships, of which approximately $29,000 and $13,000 was recognized as income in the statements of operations for the years ended December 31, 2010 and 2009, respectively, as these distributions were received from Local Partnerships in which the Partnership’s investment balance had previously been reduced to zero.

At times, advances are made to Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero are charged to expense. During the year ended December 31, 2009, the Partnership advanced a total of approximately $540,000 to three Local Partnerships, Quivira Place Associates, LP, Michigan Beach Apartments and Sitka Three, to cover operating expenses of the Local Partnerships. The Partnership did not make advances during the year ended December 31, 2010. While not obligated to make advances to any of the Local Partnerships, the Partnership made these advances in order to protect its economic investment in the Local Partnerships. The advances of approximately $540,000 were recognized as expense in the statement of operations for the year ended December 31, 2009. During the year ended December 31, 2010, the Partnership received approximately $19,000 as repayment of advances from Quivira Place Associates, LP and has recognized this amount as a recovery of advances previously expensed in the statement of operations for the year ended December 31, 2010.

At December 31, 2010, the investment balance in eight of the nine Local Partnerships had been reduced to zero and as of December 31, 2009, the investment balance in 13 of the 15 Local Partnerships had been reduced to zero.

The Partnership’s net income for the year ended December 31, 2010 was approximately $973,000, compared to a net loss of approximately $1,140,000 for the year ended December 31, 2009. The increase in net income is due to a decrease in advances to Local Partnerships charged to expense, the recognition of gain on the sale of Local Partnership interests, distributions from Local Partnerships recognized as income and the return of advances from Local Partnerships that had been recognized as expense, partially offset by an increase in equity in loss of Local Partnerships and an increase in loss from Partnership operations. The increase in loss from Partnership operations is due to a decrease in total revenues, partially offset by a decrease in total operating expenses. Total revenues decreased primarily due to a decrease in the gain on legal settlement, as discussed below.

A recurring Partnership expense is the annual partnership management fee.  The fee, as defined in the Partnership Agreement, is payable to the General Partner and is calculated at 0.5% of the Partnership’s invested assets as of the beginning of the year. The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of Partnership affairs. For the years ended December 31, 2010 and 2009, management fees were approximately $245,000 and $279,000, respectively. The decrease in management fees for the year ended December 31, 2010 is due to the loss of investment in one Local Partnership during 2009.

Operating expenses, exclusive of the management fee, consist of legal and accounting expenses for services rendered to the Partnership and general and administrative expenses. Legal and accounting expenses were approximately $95,000 and $129,000 for the years ended December 31, 2010 and 2009, respectively. General and administrative expenses were approximately $94,000 and $105,000 for the years ended December 31, 2010 and 2009, respectively. The decrease in legal and accounting expenses is due to a decrease in legal costs associated with monitoring the Partnership’s investment in Local Partnerships and their potential disposal.

The Partnership is subject to a New Jersey partner tax. For the years ended December 31, 2010 and 2009, the expense was approximately $82,000 and $44,000, respectively. The increase in expense was due to the write off of accruals related to 2002 and 2003 late filings during 2009, partially offset by an increase in tax expense as a result of an increase in the 2009 New Jersey partner tax, which was paid during the second quarter of 2010. During the year ended December 31, 2009, the Partnership paid approximately $14,000 in full satisfaction of the 2002 and 2003 late filings and wrote off approximately $48,000 of prior accruals no longer required.

During 2002, a Local Partnership, Michigan Beach, reached a settlement with the City of Chicago to complete necessary repairs to the exterior façade of the building.  As of December 31, 2008, the Partnership had advanced Michigan Beach approximately $1,347,000 to complete these repairs and an additional approximately $1,138,000 for other operational items. During the year ended December 31, 2009, the Partnership advanced Michigan Beach approximately $245,000 for operating expenses. These advances bear interest at prime plus 2% (approximately 5.25% at December 31, 2010) and interest earned by the Partnership was approximately $130,000 and $126,000 for the years ended December 31, 2010 and 2009, respectively.  The Partnership has charged to expense all of the advances to Michigan Beach and has not recognized the interest earned on the advances due to the uncertainty of collection of these amounts.

During the year ended December 31, 2009, one Local Partnership, Quivira Place Associates, LP, sold its investment property in August 2009, to a third party, for a sales price of approximately $6,250,000. The Partnership did not receive any proceeds from the sale as the Local Partnership’s liabilities exceeded the proceeds it received from the sale. The Partnership had no remaining investment balance in this Local Partnership at December 31, 2010 or 2009.

During September 2009, the Partnership entered into an assignment and assumption agreement with a third party affiliated with the local general partner of Palm Springs View Apartments, Ltd. The agreement provided for an assignment of the Partnership’s 50.49% limited partnership interest in Palm Springs View Apartments, Ltd. for $200,000. The assignment was subject to HUD approval which was received during the year ended December 31, 2010. Upon receipt of HUD approval the Partnership was able to complete the assignment of its 50.49% limited partnership in Palm Springs View Apartments, Ltd. and received $200,000 for the assignment in April 2010. The Partnership has no investment balance remaining in this Local Partnership at December 31, 2010 and 2009.

On January 22, 2010, the Partnership sold its limited partnership interests in Norwalk, Columbus Junction Park and Grimes Park to a third party and received net proceeds of approximately $23,000. The Partnership’s investment balances in Norwalk, Columbus Junction Park and Grimes Park were zero at December 31, 2010 and 2009.

On August 27, 2010, a Local Partnership, Fourth Street Investors, LP sold its investment property to a third party for a gross sale price of $3,375,000. The Partnership received approximately $1,421,000 in distributable proceeds from the sale during the year ended December 31, 2010, of which approximately $1,112,000 was recognized as income. The Partnership’s investment balance in Fourth Street Investors, LP is zero and approximately $407,000 at December 31, 2010 and 2009, respectively. On September 17, 2010, a Local Partnership, Northwestern Partners, Ltd sold its investment property to a third party for a gross sale price of $1,000,000. The Partnership received approximately $336,000 in distributable proceeds from the sale during the year ended December 31, 2010. The Partnership has no remaining investment balance in Northwestern Partners at December 31, 2010 and 2009.

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

Because of (i) the nature of the apartment complexes, (ii) the difficulty of predicting the resale market for low-income housing in the future, and (iii) the inability of the Partnership to directly cause the sale of apartment complexes by local general partners, but generally only to require such local general partners to use their respective best efforts to find a purchaser for the apartment complexes. It is not possible at this time to predict whether the liquidation of substantially all of the Partnership’s assets and the disposition of the proceeds, if any, in accordance with the Partnership Agreement will occur. If a Local Partnership is unable to sell an apartment complex, it is anticipated that the local general partner will either continue to operate such apartment complexes or take such other actions as the local general partner believes to be in the best interest of the Local Partnership.

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in unconsolidated Local Partnerships, in which the Partnership’s ownership percentage ranges from 98.90% to 99%.  However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 8. Financial Statements and Supplementary Data”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Partnerships is limited to the recorded investments in and receivables from the Local Partnerships.  See “Note 2 – Investments in and Advances to Local Partnerships” of the financial statements in “Item 8. Financial Statements and Supplementary Data” for additional information about the Partnership’s investments in unconsolidated Local Partnerships.

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

In connection with the adoption of Accounting Standards Update 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities or ASU 2009-17 the Partnership performed a reassessment of the Local Partnerships to determine which Local Partnerships would be deemed variable interest entities.  As a result of this reassessment the Partnership determined that it holds variable interests in six VIEs at December 31, 2010, for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership.   In making this determination, the Partnership considered the following factors:

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

The six VIEs at December 31, 2010 consist of Local Partnerships that are directly engaged in the ownership and management of six apartment properties with a total of 752 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $3,761,000 and $4,411,000 at December 31, 2010 and 2009, respectively.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage of 98.90% to 99%. Distributions of surplus cash from operations from seven of the Local Partnerships are restricted by the Local Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a percentage, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Partnership. For the other two Local Partnerships, distributions of surplus cash are not restricted. The Partnerships are allocated profits and losses and receive distributions from refinancings and sales in accordance with the Local Partnerships’ partnership agreements. These agreements usually limit the Partnerships' distributions to an amount substantially less than its ownership percentage in the Local Partnership.

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges. See “Item 8. Financial Statements and Supplementary Data – Note 1 – Organization and Summary of Significant Accounting Policies” for a description of the Partnership’s impairment policy. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations.

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

Item 8.     Financial Statements and Supplementary Data

NATIONAL TAX CREDIT INVESTORS II

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets – December 31, 2010 and 2009

Statements of Operations – Years ended December 31, 2010 and 2009

Statements of Changes in Partners’ (Deficiency) Capital  – Years ended December 31, 2010 and 2009

Statements of Cash Flows – Years ended December 31, 2010 and 2009

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

National Tax Credit Investors II

We have audited the accompanying balance sheets of National Tax Credit Investors II as of December 31, 2010 and 2009, and the related statements of operations, changes in partners' (deficiency) capital and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of National Tax Credit Investors II at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

April 14, 2011

NATIONAL TAX CREDIT INVESTORS II

BALANCE SHEETS

(in thousands)

	December 31,
	2010	2009
ASSETS

Investments in and advances to Local Partnerships (Note 2)	$ --	$ 407
Cash and cash equivalents	1,368	1,471
Receivable – limited partners	--	64
Mortgage note receivable (Note 4)	3,761	4,004
Total assets	$ 5,129	$ 5,946

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses	$ 74	$ 101

Contingencies (Note 9)

Partners' (deficiency) capital:
General partner	(578)	(570)
Limited partners	5,633	6,415
	5,055	5,845
Total liabilities and partners' (deficiency) capital	$ 5,129	$ 5,946

See Accompanying Notes to Financial Statements

                          NATIONAL TAX CREDIT INVESTORS II

                              STATEMENTS OF OPERATIONS

                      (in thousands, except per interest data)

	Years Ended December 31,
	2010	2009
Revenues:
Interest income	$ --	$ 3
Other income	--	2
Gain on legal settlement (Note 7)	--	56
Total revenues	--	61

Operating expenses:
Management fees - General Partner (Note 5)	245	279
General and administrative (Note 5)	94	105
Tax expense (Note 6)	82	44
Legal and accounting	95	129
Total operating expenses	516	557

Loss from Partnership operations	(516)	(496)

Gain on sale of limited partnership interest
in Local Partnerships (Note 2)	223	--
Distributions from Local Partnerships recognized
as income (Note 2)	1,491	13
Advances made to Local Partnerships recognized
as expense (Note 2)	--	(540)
Recovery of advances made to Local Partnerships
previously recognized as expense (Note 2)	19	--
Equity in loss of Local Partnerships and amortization
of acquisition costs, net (Notes 2 and 4)	(244)	(117)

Net income (loss) (Note 6)	$ 973	$(1,140)

Net income (loss) allocated to general partner (1%)	$ 10	$ (11)
Net income (loss) allocated to limited partners (99%)	963	(1,129)

	$ 973	$(1,140)

Net income (loss) per limited partnership interest (Note 1)	$ 13.32	$(15.61)

Distribution per limited partnership interest	$ 24.14	$ --

See Accompanying Notes to Financial Statements

                          NATIONAL TAX CREDIT INVESTORS II

               STATEMENTS OF CHANGES IN PARTNERS'(DEFICIENCY) CAPITAL

                          (in thousands, except interests)

	General	Limited
	Partner	Partners	Total

Limited Partnership Interests (Note 1)		72,270

Partners’ (deficiency) capital at
December 31, 2008	$ (559)	$ 7,544	$ 6,985

Net loss for the year ended December 31, 2009	(11)	(1,129)	(1,140)

Partners’ (deficiency) capital at
December 31, 2009	(570)	6,415	5,845

Distribution to partners	(18)	(1,745)	(1,763)

Net income for the year ended December 31, 2010	10	963	973

Partners’ (deficiency) capital at
December 31, 2010	$ (578)	$ 5,633	$ 5,055

See Accompanying Notes to Financial Statements

                          NATIONAL TAX CREDIT INVESTORS II

                              STATEMENTS OF CASH FLOWS

                                   (in thousands)

	Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$ 973	$(1,140)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Gain on sale of limited partnership interest in Local
Partnerships	(223)	--
Distributions recognized as income from sale of Local
Partnerships’ investment properties	(1,448)	--
Distributions from Local Partnerships recognized as
a return on investment	97	72
Advances made to Local Partnerships recognized as
expense	--	540
Recovery of advances made to Local Partnerships
previously recognized as expense	(19)	--
Equity in loss of Local Partnerships and amortization
of acquisition costs	244	117
Change in accounts:
Accounts receivable	64	--
Accounts payable and accrued expenses	(27)	(24)
Net cash used in operating activities	(339)	(435)

Cash flows from investing activities:
Distributions from sale of Local Partnership’s investment
properties	1,757	--
Advances to Local Partnerships	--	(540)
Recovery of advances to Local Partnerships	19	--
Proceeds from sale of limited partnership interest in
Local Partnerships	223	--
Net cash provided by (used in) investing activities	1,999	(540)

Cash flows used in financing activities:
Distribution to partners	(1,763)	--

Net decrease in cash and cash equivalents	(103)	(975)
Cash and cash equivalents, beginning of year	1,471	2,446
Cash and cash equivalents, end of year	$ 1,368	$ 1,471

Supplemental disclosure of non-cash activity:
Pass through operating distribution from a Local
Partnership for non-resident withholding taxes paid
on behalf of the Partnership’s limited partners	$ 15	$ --

See Accompanying Notes to Financial Statements

                          NATIONAL TAX CREDIT INVESTORS II

                            NOTES TO FINANCIAL STATEMENTS

                                  DECEMBER 31, 2010

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

Reclassifications

Certain reclassifications have been made to the 2009 information to conform to the 2010 presentation.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balances at December 31, 2010 and 2009 are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

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

Net Income (Loss) and Distribution Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners' share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the year. Distribution per limited partnership interest for the year ended December 31, 2010 was computed by dividing the limited partners’ distribution by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 72,315 at January 1, 2009 and 72,288 at January 1, 2010.

Abandoned Interests

During 2010 and 2009, the number of limited partnership interests decreased by 18 and 27 units, respectively, due to limited partners abandoning their interests. In abandoning his or her partnership interests, a limited partner relinquishes all right, title and interest in the Partnership as of the date of the abandonment.

Mortgage Note Receivable

The Partnership reviews its mortgage note receivable whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  The Partnership has recorded its mortgage note receivable at December 31, 2010 and 2009 at the amount at which the Partnership acquired the mortgage note receivable during 2006 less equity in loss recognized with respect to the Local Partnership that is obligated under the mortgage note. No reserve was recognized during the years ended December 31, 2010 and 2009, respectively. See “Note 4 – Mortgage Note Receivable” for further information.

Impairment of Long-Lived Assets

The Partnership reviews long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. The Partnership did not recognize any impairment losses during the years ended December 31, 2010 and 2009.

Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At December 31, 2010, the Partnership believes that the carrying amounts of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

Segment Reporting

ASC Topic 280-10, “Segment Reporting”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in ASC Topic 280-10, the Partnership has only one reportable segment.

Recent Accounting Pronouncement

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, or ASU 2009-17, which is effective for fiscal years beginning after November 15, 2009. ASU 2009-17, which modifies the guidance in ASC Topic 810, “Consolidation”, introduces a more qualitative approach to evaluating VIEs for consolidation and requires a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, ASU 2009-17 requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed, requires continuous reassessment of primary beneficiary status rather than periodic, event-driven assessments as previously required, and incorporates expanded disclosure requirements. The Partnership adopted ASU 2009-17 effective January 1, 2010. The adoption of ASU 2009-17 did not have a significant effect on the Partnership’s financial statements.

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

In connection with the adoption of ASU 2009-17 the Partnership performed a reassessment of the Local Partnerships to determine which Local Partnerships would be deemed variable interest entities. As a result of this reassessment the Partnership determined that it holds variable interests in six VIEs at December 31, 2010, for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership.   In making this determination, the Partnership considered the following factors:

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

The six VIEs at December 31, 2010 consist of Local Partnerships that are directly engaged in the ownership and management of six apartment properties with a total of 752 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $3,761,000 and $4,411,000 at December 31, 2010 and 2009, respectively.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 - Investments in and Advances to Local Partnerships

As of December 31, 2010 and 2009, the Partnership holds limited partnership interests in 9 and 15 Local Partnerships, respectively, located in 7 and 9 states, respectively, and Puerto Rico.  As a limited partner of the Local Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their properties (the "Apartment Complexes"). The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

At December 31, 2010 and 2009, the Local Partnerships own residential projects consisting of 911 and 1,186 apartment units, respectively.

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

As of December 31, 2010, the investment balance in eight of the nine Local Partnerships had been reduced to zero and as of December 31, 2009, the investment balance in 13 of the 15 Local Partnerships had been reduced to zero.

At times, advances are made to Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero are charged to expense.  During the year ended December 31, 2009, the Partnership advanced a total of approximately $540,000 to three Local Partnerships, Quivira Place Associates, LP, Michigan Beach Apartments and Sitka Three, to cover operating expenses of the Local Partnerships. The Partnership did not make any advances during the year ended December 31, 2010. While not obligated to make advances to any of the Local Partnerships, the Partnership made these advances in order to protect its economic investment in the Local Partnerships. The advances of approximately $540,000 were recognized as expense on the accompanying statements of operations for the year ended December 31, 2009. During the year ended December 31, 2010, the Partnership received approximately $19,000 as repayment of advances from Quivira Place Associates, LP and has recognized this amount as a recovery of advances previously expensed in the statement of operations for the year ended December 31, 2010.

The following is a summary of the investments in and advances to Local Partnerships for the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Investment balance, beginning of year	$ 407	$ 553
Equity in income (losses) of Local Partnerships
(see Note 4)	4	(51)
Distributions recognized as a return of investment	(309)	--
Distributions recognized as a return
on investment	(97)	(72)
Advances to Local Partnerships	--	540
Advances made to Local Partnerships
recognized as expense	--	(540)
Amortization of capitalized acquisition
costs and fees	(5)	(23)
Investment balance, end of year	$ --	$ 407

The difference between the investment per the accompanying balance sheets at December 31, 2010 and 2009 and the equity per the Local Partnerships' condensed combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Partnerships, costs capitalized to the investment account, and cumulative distributions recognized as income.

The Partnership’s value of its investments and its equity in the income/loss and/or distributions from the Local Partnerships are, for certain Local Partnerships, individually, not material to the overall financial position of the Partnership. The financial information from the unaudited condensed combined financial statements of such Local Partnerships at December 31, 2010 and 2009 and for each of the two years in the period then ended is presented below.  The Partnership’s value of its investments in Michigan Beach Limited Partnership, (the “Material Investee”) is considered material to the Partnership’s financial position and amounts included below for the Material Investee is included on an audited basis.

The following are condensed combined statements of operations for the years ended December 31, 2010 and 2009 for the Local Partnerships in which the Partnership has investments.  The 2010 and 2009 amounts exclude Quivira Place, due to the sale of its investment property in August 2009; Columbus Junction Park, Grimes Park Apartments and Norwalk Park Apartments, for which the Partnership sold its limited partnership interests in January 2010; Palm Springs View for which the Partnership sold its limited partnership interest in April 2010 and Fourth Street and Northwestern Partners due to the sale of the Local Partnerships’ investment property in August and September 2010, respectively.

Condensed Combined Balance Sheet of the Local Partnerships
(in thousands)
	December 31, 2010
		Material
Assets	Unaudited	Investee	Total
Land	$ 1,385	$ 843	$ 2,228
Building and improvements, net of
accumulated depreciation of $20,648
and $3,118, respectively	11,962	4,467	16,429

Other assets	3,133	707	3,840
Total assets	$ 16,480	$ 6,017	$ 22,497

Liabilities and Partners Deficit:
Liabilities:
Mortgage notes payable	$ 19,453	$ 9,172	$ 28,625
Other liabilities	2,639	8,681	11,320
	22,092	17,853	39,945

Partners’ deficit	(5,612)	(11,836)	(17,448)

Total liabilities and partners' deficit	$ 16,480	$ 6,017	$ 22,497

	December 31, 2009
		Material
Assets	Unaudited	Investee	Total

Land	$ 1,383	$ 843	$ 2,226
Building and improvements, net of
accumulated depreciation of $19,519
and $2,675, respectively	12,991	4,699	17,690

Other assets	2,835	749	3,584
Total assets	$ 17,209	$ 6,291	$ 23,500

Liabilities and Partners Deficit:
Liabilities:
Mortgage notes payable	$ 19,784	$ 9,216	$ 29,000
Other liabilities	2,538	8,192	10,730
	22,322	17,408	39,730

Partners’ deficit	(5,113)	(11,117)	(16,230)

Total liabilities and partners' deficit	$ 17,209	$ 6,291	$ 23,500

Condensed Combined Results of Operations of the Local Partnerships
(in thousands)
	For the years ended December 31,

	2010	2010	2010	2009	2009	2009
		Material			Material
	Unaudited	Investee	Total	Unaudited	Investee	Total

Total revenues	$ 4,828	$ 2,182	$ 7,010	$ 4,840	$ 2,205	$ 7,045

Expenses:
Operating expenses	3,028	1,794	4,822	2,981	1,631	4,612
Interest	1,059	660	1,719	1,090	649	1,739
Depreciation and
amortization	1,154	448	1,602	1,152	426	1,578
Total expenses	5,241	2,902	8,143	5,223	2,706	7,929

Loss from continuing
operations	$ (413)	$ (720)	$(1,133)	$ (383)	$ (501)	$ (884)

An affiliate of the General Partner is currently the Local Operating General Partner in one of the Partnership’s 9 Local Partnerships included above, and another affiliate currently receives property management fees of approximately 5 percent of gross revenues from the same Local Partnership (see “Note 5 – Transactions with Affiliated Parties").

On January 22, 2010, the Partnership sold its limited partnership interests in Norwalk, Columbus Junction Park and Grimes Park to a third party and received net proceeds of approximately $23,000. The Partnership’s investment balances in Norwalk, Columbus Junction Park and Grimes Park were zero at December 31, 2010 and 2009.

During the year ended December 31, 2009, one Local Partnership, Quivira Place Associates, LP, sold its investment property in August 2009, to a third party, for a sales price of approximately $6,250,000. The Partnership did not receive any proceeds from the sale as the Local Partnership’s liabilities exceeded the proceeds it received from the sale. The Partnership had no remaining investment balance in this Local Partnership at December 31, 2010 or 2009.

During September 2009, the Partnership entered into an assignment and assumption agreement with a third party affiliated with the local general partner of Palm Springs View Apartments, Ltd. The agreement provided for an assignment of the Partnership’s 50.49% limited partnership interest in Palm Springs View Apartments, Ltd. for $200,000. The assignment was subject to HUD approval which was received during the year ended December 31, 2010. Upon receipt of HUD approval the Partnership was able to complete the assignment of its 50.49% limited partnership interest in Palm Springs View Apartments, Ltd. and received $200,000 for the assignment in April 2010. The Partnership has no investment balance remaining in this Local Partnership at December 31, 2010 and December 31, 2009.

On August 27, 2010, a Local Partnership, Fourth Street Investors, LP sold its investment property to a third party for a gross sale price of $3,375,000. The Partnership received approximately $1,421,000 in distributable proceeds from the sale during the year ended December 31, 2010, of which approximately $1,112,000 was recognized as income. The Partnership’s investment balance in Fourth Street Investors, LP is zero and approximately $407,000 at December 31, 2010 and 2009, respectively. On September 17, 2010, a Local Partnership, Northwestern Partners, Ltd sold its investment property to a third party for a gross sale price of $1,000,000. The Partnership received approximately $336,000 in distributable proceeds from the sale during the year ended December 31, 2010. The Partnership has no remaining investment balance in Northwestern Partners at December 31, 2010 and 2009.

Subsequent to December 31, 2010, the Partnership assigned its limited partnership interest in Pineview Terrace to a third party and received net proceeds of $1,000,000. The Partnership’s investment balance in Pineview Terrace was zero at December 31, 2010 and 2009.

During 2002, a Local Partnership, Michigan Beach, reached a settlement with the City of Chicago to complete necessary repairs to the exterior façade of the building.  As of December 31, 2008, the Partnership had advanced Michigan Beach approximately $1,347,000 to complete these repairs and an additional approximately $1,138,000 for other operational items. During the year ended December 31, 2009, the Partnership advanced Michigan Beach approximately $245,000 for operating expenses. These advances bear interest at prime plus 2% (approximately 5.25% at December 31, 2010) and interest earned by the Partnership was approximately $130,000 and $126,000 for the years ended December 31, 2010 and 2009, respectively.  The Partnership has charged to expense all of the advances to Michigan Beach and has not recognized the interest earned on the advances due to the uncertainty of collection of these amounts.

During the years ended December 31, 2010 and 2009, the Partnership received operating distributions of approximately $126,000 and $85,000, respectively, from Local Partnerships, of which approximately $29,000 and $13,000 was recognized as income in the statement of operations for the years ended December 31, 2010 and 2009, respectively.

Note 3 - Distributions

The Partnership distributed the following amounts during the years ended December 31, 2010 and 2009 (in thousands except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2010	Unit	2009	Unit

Sale (1)	$ 1,763	$ 24.14	$ --	$ --

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

The second mortgage had a principal balance of approximately $3,596,000 at the time of purchase and accrues interest at a fixed rate of 6.11%.  Semiannual payments from 50% of surplus cash are required and the note matures in July of 2031.  There is an option to the noteholder to accelerate maturity of the second mortgage after October of 2008. There have been no payments made on the loan and Michigan Beach did not generate any surplus cash for the years ended December 31, 2010 and 2009.  The accrued interest at the time the Partnership purchased the second mortgage was approximately $1,605,000.  The accrued interest balance at December 31, 2010 was approximately $2,612,000. The Partnership recognized approximately $243,000 and $43,000 in equity in loss from Michigan Beach during the years ended December 13, 2010 and 2009, respectively, and reduced the carrying value of the mortgage note receivable. The Partnership currently expects to receive payment in full on the second mortgage from Michigan Beach upon ultimate sale of the property and accordingly no reserve has been established against the carrying value of the mortgage note receivable at December 31, 2010 or 2009, however, the Partnership has fully reserved any additional accrued interest.

The following is a summary of the mortgage note receivable activity for the year ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Mortgage note receivable balance, beginning of year	$ 4,004	$ 4,047
Equity in losses of Local Partnership	(243)	(43)
Mortgage note receivable balance, end of year	$ 3,761	$ 4,004

Note 5 – Transactions with Affiliated Parties

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner for the following fees:

(a)  An annual Partnership management fee in an amount equal to 0.5 percent of   invested assets (as defined in the Partnership Agreement) as of the beginning of the year is payable to the General Partner. For the years ended December 31, 2010 and 2009, partnership management fees in the amount of approximately $245,000 and $279,000, respectively, were recorded as an expense.

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

(c)   The Partnership reimburses NAPICO for certain expenses. The reimbursement charged by NAPICO was approximately $73,000 and $77,000 for the years ended December 31, 2010 and 2009, respectively, and is included in general and administrative expenses.

NTC-II or another affiliate of the General Partner is the Local Operating General Partner in one of the Partnership's 9 Local Partnerships at December 31, 2010.  In addition, NTC-II is typically either a special limited partner or an administrative general partner in each Local Partnership in which the Partnership has an investment.

An affiliate of the General Partner managed one property owned by a Local Partnership during the years ended December 31, 2010 and 2009. The Local Partnership pays the affiliate property management fees in the amount of five percent of its gross rental revenues and data processing fees. The amounts paid were approximately $104,000 and $108,000 for the years ended December 31, 2010 and 2009, respectively.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. There were no advances received by the Partnership during the years ended December 31, 2010 and 2009. The Partnership may receive future advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

AIMCO and its affiliates owned 397.0 limited partnership interests (the "Units") in the Partnership representing 0.55% of the outstanding Units at December 31, 2010. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note 6 - Income Taxes

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

A reconciliation follows:

	Years Ended December 31,
	2010	2009
	(in thousands)
Net income (loss) per financial statements	$ 973	$(1,140)
Sale of partnership interest	845	259
Other	(199)	(186)
Bad debt	(19)	508
Investment in Local Partnerships	(646)	(198)
Income (loss) per tax return	954	(757)

Income (loss) per limited partnership interest	$ 13.07	$(10.36)

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net assets at December 31, 2010 and 2009 (in thousands):

2010

2009

Net assets as reported	$ 5,055	$ 5,845
Add (deduct):
Deferred offering costs	9,367	9,367
Investment in Local Partnerships	(14,336)	(17,448)
Other	3,797	6,929
Net assets – Federal tax basis	$ 3,883	$ 4,693

The Partnership is subject to a New Jersey tax based upon the number of resident and non-resident limited partners and apportionment of income related to the Partnership’s investment in certain Local Partnerships.  For the years ended December 31, 2010 and 2009 the expense related to this tax is reflected in tax expense in the accompanying statement of operations.  At December 31, 2010 and 2009, the Partnership’s estimate of the balance of the tax due for 2010 and 2009 to the state of New Jersey is approximately $38,000 and $35,000, respectively, and these amounts are included in accounts payable and accrued expenses on the accompanying balance sheets as of December 31, 2010 and 2009. The actual balance of the tax due for 2009 was approximately $41,000 and was paid during the year ended December 31, 2010. The Partnership’s estimate of the tax due for 2010 is approximately $76,000, of which approximately $38,000 was paid during the year ended December 31, 2010. During the year ended December 31, 2009, the Partnership paid approximately $14,000 in full satisfaction of taxes, penalties and interest due to the state of New Jersey for 2002 and 2003. The Partnership had previously accrued approximately $62,000 for this liability. During the year ended December 31, 2009, the Partnership wrote off the overaccrual of approximately $48,000 and this amount is reflected as a reduction of tax expense for the year ended December 31, 2009.

Note 7 – Gain on Legal Settlement

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

Note 8 - Real Estate and Accumulated Depreciation of Local Partnerships in which NTCI-II Has Invested (in thousands)

(1) Schedule of Encumbrances and Investment Properties (all amounts unaudited except for those amounts relative to the Material Investee – see Note 2) (in thousands):

			Buildings
			And
			Related
			Personal		Accumulated
Description	Encumbrances	Land	Property	Total	Depreciation

Countryside Place	$ 3,344	$ 482	$ 8,907	$ 9,389	$ 6,125
Lincoln Grove	2,101	185	3,988	4,173	2,029
Michigan Beach	9,172	843	7,585	8,428	3,118
Pineview Terrace	2,418	82	3,241	3,323	1,639
Sitka III (Spruce Grove)	1,116	42	1,521	1,563	1,109
Soldotna (Northwood Senior)	1,414	59	2,002	2,061	1,008
Torres de Plata II	2,928	158	3,904	4,062	2,946
Virginia Park Meadows	3,382	79	5,376	5,455	4,002
Jamestown Terrace	2,750	298	3,671	3,969	1,790
Total	$28,625	$ 2,228	$40,195	$42,423	$23,766

(2) Reconciliation of real estate (all amounts unaudited except for those amounts relative to the Material Investee – see Note 2) (in thousands):

	Years Ended December 31,
	2010	2010	2010	2009	2009	2009
		Material			Material
	Unaudited	Investee	Total	Unaudited	Investee	Total
Real estate:
Balance at beginning of year	$33,893	$ 8,217	$42,110	$40,287	$ 7,815	$48,102
Improvements	102	211	313	190	402	592
Assets held for sale	--	--	--	(6,584)	--	(6,584)
Balance at end of year	$33,995	$ 8,428	$42,423	$33,893	$ 8,217	$42,110

(3) Reconciliation of accumulated depreciation (all amounts unaudited except for those amounts relative to the Material Investee – see Note 2) (in thousands):

	Years Ended December 31,
	2010	2010	2010	2009	2009	2009
		Material			Material
	Unaudited	Investee	Total	Unaudited	Investee	Total
Accumulated depreciation:
Balance at beginning
of year	$ 19,519	$ 2,675	$22,194	$ 22,180	$ 2,253	$24,433
Depreciation expense	1,129	443	1,572	1,347	422	1,769
Assets held for sale	--	--	--	(4,008)	--	(4,008)
Balance at end of year	$ 20,648	$ 3,118	$23,766	$ 19,519	$ 2,675	$22,194

Note 9 - Contingencies

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2010, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)  Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position
John Bezzant	48	Director and Executive Vice President
Ernest M. Freedman	40	Director, Executive Vice President and Chief Financial Officer
Lisa R. Cohn	42	Executive Vice President, General Counsel and Secretary
Paul Beldin	37	Senior Vice President and Chief Accounting
		Officer
John McGrath	39	Senior Vice President
Stephen B. Waters	49	Senior Director of Partnership Accounting

John Bezzant was appointed as a Director of the General Partner effective December 16, 2009.  Mr. Bezzant was appointed Executive Vice President of the General Partner and AIMCO in January 2011 and prior to that time was a Senior Vice President of the General Partner and AIMCO since joining AIMCO in June 2006.  Prior to joining AIMCO, Mr. Bezzant spent over 20 years with Prologis, Inc. and Catellus Development Corporation in a variety of executive positions, including those with responsibility for transactions, fund management, asset management, leasing and operations.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

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

John McGrath was appointed to serve as Senior Vice President of the General Partner and the equivalent of the chief executive officer of the Partnership effective January 18, 2011.  Mr. McGrath was appointed Senior Vice President of AIMCO in January 2010, with responsibility for AIMCO’s third party asset management and fund management business.  Mr. McGrath joined AIMCO in 2005 as a Vice President of Finance.

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

The board of directors of the General Partner does not have a separate audit committee. As such, the board of directors of the General Partner fulfills the functions of an audit committee. The board of directors has determined that John McGrath meets the requirement of an "audit committee financial expert".

The directors and officers of the General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 11.    Executive Compensation

Neither the directors nor the officers received any remuneration from the Partnership for the year ended December 31, 2010.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner for the following fees:

(a)   An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) as of the beginning of the year is payable to the General Partner. For the years ended December 31, 2010 and 2009, partnership management fees in the amount of approximately $245,000 and $279,000, respectively, were recorded as an expense.

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

(c)   The Partnership reimburses NAPICO for certain expenses. The reimbursement charged by NAPICO was approximately $73,000 and $77,000 for the years ended December 31, 2010 and 2009, respectively, and is included in general and administrative expenses.

NTC-II or another affiliate of the General Partner is the Local Operating General Partner in one of the Partnership's 9 Local Partnerships at December 31, 2010. In addition, NTC-II is typically either a special limited partner or an administrative general partner in each Local Partnership in which the Partnership has an investment.

An affiliate of the General Partner managed one property owned by a Local Partnership during the years ended December 31, 2010 and 2009. The Local Partnership pays the affiliate property management fees in the amount of five percent of its gross rental revenues and data processing fees. The amounts paid were approximately $104,000 and $108,000 for the years ended December 31, 2010 and 2009, respectively.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. There were no advances received by the Partnership during the years ended December 31, 2010 and 2009. The Partnership may receive future advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

AIMCO and its affiliates owned 397.0 limited partnership interests (the "Units") in the Partnership representing 0.55% of the outstanding Units at December 31, 2010. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Neither of the General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 14.    Principal Accounting Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2011.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2010 and 2009 are described below.

Audit Fees.  Fees for audit services totaled approximately $45,000 and $43,000 for 2010 and 2009, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $20,000 and $22,000 for 2010 and 2009, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following financial statements of the Partnership are included in Item 8:

Balance Sheets - December 31, 2010 and 2009.

Statements of Operations - Years ended December 31, 2010 and 2009.

Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2010 and 2009.

Statements of Cash Flows - Years ended December 31, 2010 and 2009.

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

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

By: National Partnership Investments Corp.
General Partner

Date: April 14, 2011	By: /s/John McGrath
John McGrath
Senior Vice President

Date: April 14, 2011	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Executive Vice	Date: April 14, 2011
John Bezzant	President

/s/Ernest M. Freedman	Director and Executive	Date: April 14, 2011
Ernest M. Freedman	Vice President

/s/John McGrath	Senior Vice President	Date: April 14, 2011
John McGrath

/s/Stephen B. Waters	Senior Director of Partnership	Date: April 14, 2011
Stephen B. Waters	Accounting

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

10.11       Assignment and Assumption Agreement by and between National Tax Credit Investors II, a California limited partnership and National Tax Credit, Inc. II, a California corporation, Munson Pineview Associates, a Texas general partnership and RCC Pineview Associates, L.P., a Delaware limited partnership, effective February 1, 2011. Incorporated by reference to the Partnership’s Current Report on Form 8-K dated January 31, 2011.

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