Form 10-Q
period 2011-03-31
NATIONAL TAX CREDIT INVESTORS II
filed 2011-05-10
CIK 859921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

NATIONAL TAX CREDIT INVESTORS II

BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Note)
ASSETS

Investments in and advances to Local Partnerships (Note 2)	$ --	$ --
Cash and cash equivalents	2,274	1,368
Mortgage note receivable (Note 3)	3,702	3,761
Total assets	$ 5,976	$ 5,129

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses	$ 88	$ 74

Contingencies (Note 7)

Partners' (deficiency) capital:
General partner	(570)	(578)
Limited partners	6,458	5,633
	5,888	5,055
Total liabilities and partners' (deficiency) capital	$ 5,976	$ 5,129

Note: The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENTS OF OPERATIONS

(in thousands, except per interest data)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Revenues:	$ --	$ --

Operating expenses:
Management fees - General Partner (Note 4)	46	61
General and administrative (Note 4)	11	22
Tax expense (Note 5)	35	25
Legal and accounting	16	38
Total operating expenses	108	146

Loss from Partnership operations	(108)	(146)

Gain on sale of limited partnership interest in Local
Partnerships (Note 2)	1,000	23
Distributions from Local Partnerships in excess of
investment balance (Note 2)	--	5
Recovery of advances made to Local Partnerships previously
recognized as expense (Note 2)	--	19
Equity in loss of Local Partnerships and amortization of
acquisition costs (Notes 2 and 3)	(59)	(135)
Net income (loss)	$ 833	$ (234)

Net income (loss) allocated to general partner (1%)	$ 8	$ (2)
Net income (loss) allocated to limited partners (99%)	825	(232)
	$ 833	$ (234)

Net income (loss) per limited partnership interest (Note 1)	$ 11.42	$ (3.21)

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)
(in thousands, except interest data)

	General	Limited
	Partner	Partners	Total

Partnership interests (Note 1)		72,270

Partners' (deficiency) capital,	$ (578)	$ 5,633	$ 5,055
December 31, 2010

Net income for the three months
ended March 31, 2011	8	825	833

Partners' (deficiency) capital,
March 31, 2011	$ (570)	$ 6,458	$ 5,888

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$ 833	$ (234)
Adjustments to reconcile net income (loss) to net cash
used inoperating activities:
Gain on sale of limited partnership interest in Local
Partnerships	(1,000)	(23)
Distributionsfrom Local Partnerships recognized as a
return on investment	--	68
Recovery of advances made to Local Partnerships
previously recognized as expense	--	(19)
Equity in loss of Local Partnerships and amortization
of acquisition costs	59	135
Change in accounts:
Accounts payable and accrued expenses	14	(20)
Net cash used in operating activities	(94)	(93)

Cash flows from investing activities:
Recovery of advances to Local Partnerships	--	19
Proceeds from sale of limited partnership interest in
Local Partnerships	1,000	23
Net cash provided byinvesting activities	1,000	42

Net increase (decrease) in cash and cash equivalents	906	(51)
Cash and cash equivalents, beginning of period	1,368	1,471

Cash and cash equivalents, end of period	$ 2,274	$ 1,420

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Organization And Summary Of Significant Accounting Policies

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the fiscal year ended December 31, 2010 filed by National Tax Credit Investors II (the “Partnership” or “NTCI-II”). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end.  The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring items) necessary to present fairly the financial position as of March 31, 2011 and the results of operations and changes in cash flows for the three months ended March 31, 2011 and 2010.

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

Certain reclassifications have been made to the 2010 balances to conform to the 2011 presentation.

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

Mortgage Note Receivable

The Partnership reviews its mortgage note receivable whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  The Partnership has recorded its mortgage note receivable at March 31, 2011 and December 31, 2010 at the amount at which the Partnership acquired the mortgage note receivable during 2006 less equity in loss recognized with respect to the Local Partnership that is obligated under the mortgage note.  No reserve was recognized during the three months ended March 31, 2011 or 2010.  See “Note 3 – Mortgage Note Receivable” for further information.

Impairment of Long-Lived Assets

The Partnership reviews long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment loss was recognized during the three months ended March 31, 2011 and 2010.

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners’ share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partner interests used was 72,270 and 72,288 for the three month periods ended March 31, 2011 and 2010, respectively.

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

At March 31, 2011 and December 31, 2010, the Partnership holds variable interests in six VIEs for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership.  In making this determination, the Partnership considered the following factors:

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

The six VIEs consist of Local Partnerships that are directly engaged in the ownership and management of six apartment properties with a total of 752 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $3,702,000 and $3,761,000 at March 31, 2011 and December 31, 2010, respectively. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 - Investments In and Advances to Local Partnerships

As of March 31, 2011 the Partnership holds limited partnership interests in eight Local Partnerships, located in six states and Puerto Rico. As a limited partner of the Local Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their properties (the "Apartment Complexes"). The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

At March 31, 2011 and December 31, 2010, respectively, the Local Partnerships own residential projects consisting of 791 and 911 apartment units, respectively. During the three months ended March 31, 2011 the Partnership sold its limited partnership interest in one of the Local Partnerships owning a residential project consisting of 120 apartment units.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges. See “Note 1 – Organization and Summary of Significant Accounting Policies” for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. During the three months ended March 31, 2010, the Partnership recognized income of approximately $18,000 and amortization expense of approximately $1,000 associated with its investment in Fourth Street. The Partnership did not recognize any income or loss during the three months ended March 31, 2011 as the Partnership had no remaining investment balance in Fourth Street at December 31, 2010. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  During the three months ended March 31, 2011 and 2010, the Partnership received zero and approximately $73,000, respectively, in operating distributions from Local Partnerships, of which zero and approximately $5,000 was recognized as income in the statements of operations for the three months ended March 31, 2011 and 2010, respectively, as these distributions were received from Local Partnerships in which the Partnership’s investment balance had previously been reduced to zero.

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

As of March 31, 2011, the investment balance in seven of the eight Local Partnerships had been reduced to zero. As of December 31, 2010, the investment balance in 8 of the 9 Local Partnerships had been reduced to zero. The Partnership’s remaining investment balance relates to the mortgage note receivable, which is discussed in “Note 3 – Mortgage Note Receivable”.

At times, advances are made to Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero are charged to expense.  The Partnership did not make any advances during the three months ended March 31, 2011 and 2010. During the three months ended March 31, 2010 the Partnership received approximately $19,000 as repayment of advances from Quivira Place Associates, LP and recognized this amount as a recovery of advances previously expensed in the statement of operations for the three months ended March 31, 2010. The Partnership did not receive any advance repayments during the three months ended March 31, 2011.

The following are unaudited condensed combined estimated statements of operations for the three months ended March 31, 2011 and 2010 for the Local Partnerships in which the Partnership has investments.  The 2011 and 2010 amounts exclude Pineview Terrace, for which the Partnership sold its limited partnership interest in February 2011; Columbus Junction Park, Grimes Park Apartments and Norwalk Park Apartments, for which the Partnership sold its limited partnership interests in January 2010; Palm Springs View for which the Partnership sold its limited partnership interest in April 2010 and Fourth Street and Northwestern Partners due to the sale of the Local Partnership’s investment property in August and September 2010, respectively.

	Three Months Ended
	March 31
	2011	2010
Revenues:
Rental and other income	$ 1,527	$ 1,520

Expenses
Operating expenses	1,056	1,003
Interest	387	391
Depreciation and amortization	378	371
Total expenses	1,821	1,765

Loss from continuing operations	$ (294)	$ (245)

An affiliate of the General Partner is currently the Local Operating General Partner in one of the Partnership’s 8 Local Partnerships included above, and another affiliate receives property management fees of approximately 5 percent of gross revenues from the same Local Partnership (See “Note 4 – Transactions with Affiliated Parties”).

On February 4, 2011, the Partnership assigned its limited partnership interest in Pineview Terrace to a third party and received net proceeds of $1,000,000. The Partnership’s investment balance in Pineview Terrace was zero at March 31, 2011 and December 31, 2010.

On January 22, 2010, the Partnership sold its limited partnership interests in Norwalk, Columbus Junction Park and Grimes Park to a third party and received net proceeds of approximately $23,000. The Partnership’s investment balances in Norwalk, Columbus Junction Park and Grimes Park were zero at March 31, 2011 and December 31, 2010.

During September 2009, the Partnership entered into an assignment and assumption agreement with a third party affiliated with the local general partner of Palm Springs View Apartments, Ltd. The agreement provided for an assignment of the Partnership’s 50.49% limited partnership interest in Palm Springs View Apartments, Ltd. for $200,000. The assignment was subject to HUD approval which was received during the three months ended March 31, 2010. Upon receipt of HUD approval the Partnership was able to complete the assignment of its 50.49% limited partnership interest in Palm Springs View Apartments, Ltd. and received $200,000 for the assignment in April 2010. The Partnership has no investment balance remaining in this Local Partnership at March 31, 2011 and December 31, 2010.

On August 27, 2010, a Local Partnership, Fourth Street Investors, LP sold its investment property to a third party for a gross sale price of $3,375,000. The Partnership received approximately $1,421,000 in distributable proceeds from the sale during the nine months ended September 30, 2010, of which approximately $1,112,000 was recognized as income. The Partnership’s investment balance in Fourth Street Investors, LP was zero at March 31, 2011 and December 31, 2010. On September 17, 2010, a Local Partnership, Northwestern Partners, Ltd sold its investment property to a third party for a gross sale price of $1,000,000. The Partnership received approximately $336,000 in distributable proceeds from the sale during the nine months ended September 30, 2010. The Partnership had no remaining investment balance in Northwestern Partners at March 31, 2011 and December 31, 2010.

During 2002, a Local Partnership, Michigan Beach, reached a settlement with the City of Chicago to complete necessary repairs to the exterior façade of the building.  As of December 31, 2008, the Partnership had advanced Michigan Beach approximately $1,347,000 to complete these repairs and an additional approximately $1,138,000 for other operational items. During the year ended December 31, 2009, the Partnership advanced Michigan Beach approximately $245,000 for operating expenses. These advances bear interest at prime plus 2% (approximately 5.25% at March 31, 2011) and interest earned by the Partnership was approximately $32,000 for both the three months ended March 31, 2011 and 2010. The Partnership has charged to expense all of the advances to Michigan Beach and has not recognized the interest earned on the advances due to the uncertainty of collection of these amounts.

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

The second mortgage had a principal balance of approximately $3,596,000 at the time of purchase and accrues interest at a fixed rate of 6.11%.  Semiannual payments from 50% of surplus cash are required and the note matures in July of 2031.  There is an option to the noteholder to accelerate maturity of the second mortgage after October 2008. There have been no payments made on the loan and Michigan Beach did not generate any surplus cash for the years ended December 31, 2010 and 2009. The accrued interest at the time the Partnership purchased the second mortgage was approximately $1,605,000. The accrued interest balance at March 31, 2011 was approximately $2,667,000. The Partnership recognized approximately $59,000 and $152,000 in equity in loss from Michigan Beach during the three months ended March 31, 2011 and 2010, respectively, and reduced the carrying value of the mortgage note receivable. The Partnership currently expects to receive payment in full on the second mortgage from Michigan Beach upon the ultimate sale of the property and accordingly no reserve has been established against the carrying value of the mortgage note receivable at March 31, 2011, however, the Partnership has fully reserved any additional accrued interest.

The following is a summary of the mortgage note receivable activity for the three months ended March 31, 2011 (in thousands):

Mortgage note receivable balance, beginning of period	$ 3,761
Equity in losses of Local Partnership	(59)
Mortgage note receivable balance, end of period	$ 3,702

Note 4 – Transaction with Affiliated Parties

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner for the following fees:

(a)   An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) at the beginning of the year is payable to the General Partner. For the three months ended March 31, 2011 and 2010, partnership management fees in the amount of approximately $46,000 and $61,000, respectively, were recorded as an expense.

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

(c)   The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $10,000 and $18,000 for the three months ended March 31, 2011 and 2010, respectively, and is included in general and administrative expenses.

NTC-II or another affiliate of the General Partner is the Local Operating General Partner in one of the Partnership's eight Local Partnerships at March 31, 2011. In addition, NTC-II is typically either a special limited partner or an administrative general partner in each Local Partnership, in which the Partnership has an investment.

An affiliate of the General Partner managed one property owned by a Local Partnership during the three months ended March 31, 2011 and 2010.  The Local Partnership pays the affiliate property management fees in the amount of five percent of its gross rental revenues and data processing fees. The amounts paid were approximately $26,000 and $27,000 for the three months ended March 31, 2011 and 2010, respectively.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. There were no advances received by the Partnership during the three months ended March 31, 2011 and 2010. The Partnership may receive future advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

Note 5 – Partnership Income Taxes

The Partnership is subject to a New Jersey tax based upon the number of resident and non-resident limited partners and apportionment of income related to the Partnership’s investment in certain Local Partnerships.  For the three months ended March 31, 2011 and 2010 the expense related to this tax is reflected in tax expense in the accompanying statements of operations.  At December 31, 2010, the Partnership’s estimate of the balance of the tax due for 2010 to the state of New Jersey was approximately $38,000 and this amount was included in accounts payable and accrued expenses on the accompanying balance sheet as of December 31, 2010. The actual balance of the tax due for 2010 was approximately $50,000 and was paid during April 2011. The Partnership accrued the additional $13,000 owed for 2010 taxes during the three months ended March 31, 2011 and this amount is reflected in tax expense in the accompanying statement of operations. The Partnership’s estimate of the tax due for 2011 is approximately $88,000 of which approximately $22,000 has been accrued at March 31, 2011 and is included in accounts payable and accrued expenses on the accompanying balance sheet.

Note 6 – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At March 31, 2011, the Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

As of March 31, 2011 and December 31, 2010, the Partnership has cash and cash equivalents of approximately $2,274,000 and $1,368,000, respectively.  The increase in cash and cash equivalents of approximately $906,000 is due to approximately $1,000,000 of cash provided by investing activities, partially offset by approximately $94,000 of cash used in operating activities. Cash provided by investing activities consisted of proceeds from the sale of the Partnership’s limited partnership interest in one Local Partnership.

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

An infrequent source of funds for the Partnership would be from proceeds received as a result of a sale of Local Partnership’s investment property or from the sale of the Partnership’s interest in a Local Partnership. In this regard, on February 4, 2011 the Partnership sold its limited partnership interest in Pineview Terrace for $1,000,000 and on January 22, 2010 the Partnership sold its limited partnership interests in Norwalk, Columbus Junction Park and Grimes Park to a third party and received net proceeds of approximately $23,000.  The Partnership’s investment balances in Pineview Terrace, Norwalk, Columbus Junction Park and Grimes Park were zero at March 31, 2011 and December 31, 2010.

During September 2009, the Partnership entered into an assignment and assumption agreement with a third party affiliated with the local general partner of Palm Springs View Apartments, Ltd. The agreement provided for an assignment of the Partnership’s 50.49% limited partnership interest in Palm Springs View Apartments, Ltd. for $200,000. The assignment was subject to HUD approval which was received during the three months ended March 31, 2010. Upon receipt of HUD approval the Partnership was able to complete the assignment of its 50.49% limited partnership interest in Palm Springs View Apartments, Ltd. and received $200,000 for the assignment in April 2010. The Partnership has no investment balance remaining in this Local Partnership at March 31, 2011 and December 31, 2010.

On August 27, 2010, a Local Partnership, Fourth Street Investors, LP sold its investment property to a third party for a gross sale price of $3,375,000. The Partnership received approximately $1,421,000 in distributable proceeds from the sale during the nine months ended September 30, 2010, of which approximately $1,112,000 was recognized as income. The Partnership’s investment balance in Fourth Street Investors, LP was zero at March 31, 2011 and December 31, 2010. On September 17, 2010, a Local Partnership, Northwestern Partners, Ltd sold its investment property to a third party for a gross sale price of $1,000,000. The Partnership received approximately $336,000 in distributable proceeds from the sale during the nine months ended September 30, 2010. The Partnership had no remaining investment balance in Northwestern Partners at March 31, 2011 and December 31, 2010.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. There were no advances received by the Partnership during the three months ended March 31, 2011 and 2010. The Partnership may receive future advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

Results of Operations

The Partnership was formed to provide various benefits to its Limited Partners. It is not expected that any of the Local Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to Limited Partners in any material amount. The Partnership accounts for its investments in the Local Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Partnerships. The investments in seven of the eight Local Partnerships have been reduced to zero as of March 31, 2011, however, as discussed in Note 3 included in the financial statements in “Item 1. Financial Statements”, during 2006 the Partnership acquired the mortgage note receivable with respect to a Local Partnership that is obligated under the mortgage note.

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

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  During the three months ended March 31, 2011 and 2010, the Partnership recognized equity in loss and amortization of acquisition costs of approximately $59,000 and $135,000, respectively, from Local Partnerships. Included in equity in loss and amortization of acquisition costs for the three months ended March 31, 2011 and 2010 is approximately $59,000 and $152,000, respectively, of equity in loss related to a Local Partnership, Michigan Beach, that reduced the carrying amount of the mortgage note receivable due from the Local Partnership.  During the three months ended March 31, 2011 and 2010, the Partnership received zero and approximately $73,000, respectively, in operating distributions from Local Partnerships, of which zero and approximately $5,000 was recognized as income in the statements of operations for the three months ended March 31, 2011 and 2010, respectively, as these distributions were received from Local Partnerships in which the Partnership’s investment balance had previously been reduced to zero.

At times, advances are made to Local Partnerships in order to preserve the ability to receive applicable Tax Credits.  Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero are charged to expense. The Partnership did not make any advances during the three months ended March 31, 2011 and 2010. During the three months ended March 31, 2010 the Partnership received approximately $19,000 as repayment of advances from Quivira Place Associates, LP and recognized this amount as a recovery of advances previously expensed in the statement of operations for the three months ended March 31, 2010. The Partnership did not receive any advance repayments during the three months ended March 31, 2011.

A recurring Partnership expense is the annual partnership management fee.  The fee, as defined in the Partnership Agreement, is payable to the General Partner and is calculated at 0.5% of the Partnership’s invested assets as of the beginning of the year.  The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of Partnership affairs. During the three months ended March 31, 2011 and 2010, management fees were approximately $46,000 and $61,000, respectively. The decrease in management fees is due to the loss of investment in six Local Partnerships during 2010.

Operating expenses, exclusive of the management fee, consist of legal and accounting expenses for services rendered to the Partnership, tax expense and general and administrative expenses. Legal and accounting expenses were approximately $16,000 and $38,000 for the three months ended March 31, 2011 and 2010, respectively. General and administrative expenses were approximately $11,000 and $22,000 for the three months ended March 31, 2011 and 2010, respectively. The Partnership is subject to a New Jersey partner tax. For the three months ended March 31, 2011 and 2010, the expense was approximately $35,000 and $25,000, respectively. Legal and accounting expense decreased primarily due to a decrease in legal costs associated with the sale of partnership interests in Local Partnerships during the three months ended March 31, 2011. The decrease in general and administrative expense is primarily due to a decrease in reimbursements of administrative costs paid to NAPICO as a result of the decrease in the number of Local Partnerships in which the Partnership has invested. The increase in tax expense is due to an adjustment made during the three months ended March 31, 2011 to increase the amount of tax owed for 2010 upon receipt of the actual tax bill during 2011.

During 2002, a Local Partnership, Michigan Beach, reached a settlement with the City of Chicago to complete necessary repairs to the exterior façade of the building.  As of December 31, 2008, the Partnership had advanced Michigan Beach approximately $1,347,000 to complete these repairs and an additional approximately $1,138,000 for other operational items. During the year ended December 31, 2009, the Partnership advanced Michigan Beach approximately $245,000 for operating expenses. These advances bear interest at prime plus 2% (approximately 5.25% at March 31, 2011) and interest earned by the Partnership was approximately $32,000 for both the three months ended March 31, 2011 and 2010. The Partnership has charged to expense all of the advances to Michigan Beach and has not recognized the interest earned on the advances due to the uncertainty of collection of these amounts.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 397.0 limited partnership interests (the "Units") in the Partnership representing 0.55% of the outstanding Units at March 31, 2011. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO its sole stockholder.

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

At March 31, 2011 and December 31, 2010, the Partnership holds variable interests in six VIEs for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

The six VIEs consist of Local Partnerships that are directly engaged in the ownership and management of six apartment properties with a total of 752 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $3,702,000 and $3,761,000 at March 31, 2011 and December 31, 2010, respectively. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage of 98.90% to 99%. Distributions of surplus cash from operations from seven of the Local Partnerships are restricted by the Local Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a percentage, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Partnership. For one Local Partnership distributions of surplus cash are not restricted. The Partnership is allocated profits and losses and receive distributions from refinancings and sales in accordance with the Local Partnerships’ partnership agreements. These agreements usually limit the Partnerships' distributions to an amount substantially less than its ownership percentage in the Local Partnership.

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

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

By: National Partnership Investments Corp.
General Partner

Date: May 10, 2011	By: /s/John McGrath
John McGrath
Senior Vice President, equivalent of the
chief executive officer of the Partnership

Date: May 10, 2011	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting,
equivalent of the chief financial officer of the Partnership

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

10.11       Assignment and Assumption Agreement by and between National Tax Credit Investors II, a California limited partnership and National Tax Credit, Inc. II, a California corporation, Munson Pineview Associates, a Texas general partnership and RCC Pineview Associates, L.P., a Delaware limited partnership, effective February 1, 2011. Incorporated by reference to the Partnership’s Current Report on Form 8-K dated February 3, 2011.

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