Form 10-K
period 2011-12-31
NATIONAL TAX CREDIT INVESTORS II
filed 2012-03-29
CIK 859921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

80 International Drive, PO Box 1089

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

                                       PART I

Item 1.     Business

National Tax Credit Investors II (“NTCI-II” or the “Partnership”) is a limited partnership formed under the California Revised Local Partnership Act as of January 12, 1990. The Partnership was formed to invest primarily in other limited partnerships (“Local Partnerships”) which own and operate multifamily housing complexes that are eligible for low income housing federal income tax credits (the “Housing Tax Credit”). The general partner of the Partnership is National Partnership Investments Corp.  (the “General Partner” or “NAPICO”), a California corporation. The General Partner is a subsidiary of Apartment Investment and Management Company (“Aimco”), a publicly traded real estate investment trust. The business of NTCI II is conducted primarily by NAPICO. The Partnership shall continue in full force and effect until December 31, 2030, unless terminated earlier pursuant to the Partnership Agreement or law.

On January 31, 2012, an affiliate of the General Partner entered into a management agreement with a third party management services company for the management of a portfolio of approximately 147 properties with 10,184 units held by entities, including the Partnership, in which Aimco and its affiliates have minority limited and general partner interests. On January 31, 2012, an affiliate of the General Partner also entered into an option agreement with the management services company pursuant to which it granted the company the exclusive option, for a period ending on December 27, 2013, to purchase the minority interests in the portfolio held by Aimco and its affiliates. Aimco expects the sale of such interests to be completed later this year, pending the satisfaction of certain closing conditions.

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

Prior to 2010, the Partnership lost its interest in 22 Local Partnerships either through the sale of the property held by the Local Partnership, through foreclosure, or the sale of Partnership interests. During 2010 the Partnership sold its limited partnership interest in four of the Local Partnerships owning residential projects consisting of 175 apartment units and two of the Local Partnerships sold their investment properties consisting of 100 apartment units. During 2011, the Partnership sold its limited partnership interest in four of the Local Partnerships owning residential projects consisting of 237 apartment units. As of December 31, 2011, the Partnership holds limited partnership interests in five Local Partnerships located in five states. Each of these Local Partnerships owns a project that is eligible for the Housing Tax Credit. One of the Local Partnerships also benefits from government programs promoting low or moderate income housing.

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

Item 1A.    Risk Factors

Not applicable.

Item 2.     Properties

During 2011, most of the projects in which NTCI-II had invested were substantially rented. The following is a schedule of the occupancy status as of December 31, 2011 and 2010, of the projects owned by Local Partnerships in which NTCI-II is a limited partner.

SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS

IN WHICH NTCI-II HAS AN INVESTMENT

DECEMBER 31, 2011

			Units
		Financed,	Authorized	Occupancy
		Insured	for Rental	Percentage
		and	Assistance	for the Years Ended
	No. of	Subsidized	Under

December 31,

Name and Location	Units	Under	Section 8	2011	2010

Countryside (1)
Howell Township, NJ	180	--	--	98%	98%
Jamestown Terrace
Jamestown, CA	56	(A)	43	94%	95%
Lincoln Grove Apartments
Greensboro, NC	116	--	--	76%	71%
Michigan Beach Apartments
Chicago, IL	239	--	--	92%	91%
Virginia Park Meadows
Detroit, MI	83	--	--	81%	82%

	674		43

(A)   The mortgage is insured by the Federal Housing Administration under the provisions of Section 515 of the National Housing Act.

(1)   Effective December 30, 2011, the Partnership assigned its 99% limited partnership interest in Countryside to a third party affiliated with the operating general partner of Countryside. See discussion below for further details.

The following table details the Partnership’s ownership percentages of the Local Partnerships and the cost of acquisition of such ownership.  All interests are limited partner interests.  Also included is the total mortgage and other encumbrances on each property for each of the Local Partnerships as of December 31, 2011.

	NTCI-II	Original Cost
	Percentage	of Ownership	Mortgage	Notes
Name and Location	Interest	Interest	Notes	Payable
		(in thousands)	(in thousands)	(in thousands)
Jamestown Terrace
Jamestown, CA	99.00%	$ 183	$ 2,732	$ --
Lincoln Grove Apartments
Greensboro, NC	99.00%	840	2,048	--
Michigan Beach Apartments
Chicago, IL	98.90%	1,575	9,124	3,322
Virginia Park Meadows
Detroit, MI	98.90%	248	3,399	422
		$ 2,846	$17,303	$3,744

Although each Local Partnership in which the Partnership has invested owns a project which must compete with other projects for tenants, government mortgage interest and rent subsidies make it possible for some of the Local Partnerships to rent units to eligible tenants at below market rates.  In general, this insulates these properties from market competition.

The Partnership has a 99% ownership interest in Countryside, which was held for sale at December 31, 2011. During November 2011, the Partnership entered into an assignment and assumption agreement with a third party affiliated with the operating general partner of Countryside North American Partners, L.P. (“Countryside”). The agreement provided for an assignment of the Partnership’s 99% limited partnership interest in Countryside for $3,700,000. The assignment was subject to the consent of the Executive Director of New Jersey Housing and Mortgage Finance Agency which was received during December 2011. Upon receipt of approval from the Executive Director of New Jersey Housing and Mortgage Finance Agency, the assignment of the Partnership’s 99% limited partnership interest in Countryside became effective on December 30, 2011. Pursuant to the terms of the assignment agreement, the Partnership received a deposit of $150,000 in cash and a promissory note in the principal amount of $3,550,000 in December 2011. The promissory note has a maturity date of June 30, 2012 and bears interest at the annual rate of two percent if paid on or before March 31, 2012 and seven percent if paid after March 31, 2012. At December 31, 2011, this sale was accounted for under the deposit method, as it lacked adequate initial investment by the buyer to qualify as a sale transaction. Accordingly, the Partnership has recorded deferred revenues of $145,000 (cash portion of the sales price received less $5,000 of expenses incurred in connection with the assignment) and excluded the promissory note from its assets at December 31, 2011. Upon collection of the promissory note the Partnership will recognize a gain from sale of limited partnership interest of $3,695,000 and interest income upon receipt of any interest collected. The Partnership has no investment balance remaining in this Local Partnership at December 31, 2011 and 2010.

Item 3.     Legal Proceedings

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.     Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The limited partnership interests (the “Units”) are not traded on a public exchange but were sold through a public offering managed by PaineWebber Incorporated.  It is not anticipated that any active public market will develop for the purchase and sale of any limited partnership interest, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership.  A Unit may not be transferred but can be assigned only if certain requirements in the Partnership Agreement are satisfied.  At December 31, 2011, there were 2,940 registered holders of 72,205 Units in NTCI-II. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to limited partners in circumstances other than refinancing or disposition of its investments in Local Partnerships.

The Partnership distributed the following amounts during the years ended December 31, 2011 and 2010 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2011	Unit	December 31, 2010	Unit

Sale(1)	$ --	$ --	$ 1,763	$ 24.14

(1)   Proceeds from 2010 sales of partnership interests and investment properties.

Aimco and its affiliates owned 397.0 Units in the Partnership representing 0.55% of the outstanding Units at December 31, 2011. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Aimco as its sole stockholder.

Item 6.     Selected Financial Data

Not applicable.

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

As of December 31, 2011 and 2010, the Partnership had cash and cash equivalents of approximately $2,144,000 and $1,368,000, respectively. The increase in cash and cash equivalents of approximately $776,000 is due to approximately $1,176,000 of cash provided by investing activities, partially offset by approximately $400,000 of cash used in operating activities. Cash provided by investing activities consisted of proceeds from the sales of the Partnership’s limited partnership interests in four Local Partnerships.

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

An infrequent source of funds for the Partnership is proceeds received as a result of a sale of Local Partnership’s investment property or from the sale of the Partnership’s interest in a Local Partnership. In this regard, on February 4, 2011, the Partnership assigned its limited partnership interest in Pineview Terrace for $1,000,000; on June 7, 2011, the Partnership assigned its limited partnership interests in Sitka III Associates and Soldotna Associates for a total of $6,000; on June 15, 2011, the Partnership assigned its limited partnership interest in Torres del Plata II Limited Partnership for approximately $25,000; and on January 22, 2010, the Partnership sold its limited partnership interests in Norwalk, Columbus Junction Park and Grimes Park to a third party and received net proceeds of approximately $23,000.  The Partnership’s investment balances in Pineview Terrace, Sitka III, Soldotna Associates, Torres del Plata II, Norwalk, Columbus Junction Park and Grimes Park were zero at December 31, 2011 and 2010.

During November 2011, the Partnership entered into an assignment and assumption agreement with a third party affiliated with the operating general partner of Countryside North American Partners, L.P. (“Countryside”). The agreement provided for an assignment of the Partnership’s 99% limited partnership interest in Countryside for $3,700,000. The assignment was subject to the consent of the Executive Director of New Jersey Housing and Mortgage Finance Agency which was received during December 2011. Upon receipt of approval from the Executive Director of New Jersey Housing and Mortgage Finance Agency, the assignment of the Partnership’s 99% limited partnership interest in Countryside became effective on December 30, 2011. Pursuant to the terms of the assignment agreement, the Partnership received a deposit of $150,000 in cash and a promissory note in the principal amount of $3,550,000 in December 2011. The promissory note has a maturity date of June 30, 2012 and bears interest at the annual rate of two percent if paid on or before March 31, 2012 and seven percent if paid after March 31, 2012. At December 31, 2011, this sale was accounted for under the deposit method, as it lacked adequate initial investment by the buyer to qualify as a sale transaction. Accordingly, the Partnership has recorded deferred revenues of $145,000 (cash portion of the sales price received less $5,000 of expenses incurred in connection with the assignment) and excluded the promissory note from its assets at December 31, 2011. Upon collection of the promissory note the Partnership will recognize a gain from sale of limited partnership interest of $3,695,000 and interest income upon receipt of any interest collected. The Partnership has no investment balance remaining in this Local Partnership at December 31, 2011 and 2010 and has accounted for the investment as asset held for sale at December 31, 2011.

During September 2009, the Partnership entered into an assignment and assumption agreement with a third party affiliated with the local general partner of Palm Springs View Apartments, Ltd. The agreement provided for an assignment of the Partnership’s 50.49% limited partnership interest in Palm Springs View Apartments, Ltd. for $200,000. The assignment was subject to HUD approval which was received during the year ended December 31, 2010. Upon receipt of HUD approval the Partnership was able to complete the assignment of its 50.49% limited partnership interest in Palm Springs View Apartments, Ltd. and received $200,000 for the assignment in April 2010 which was recognized as gain from sales of limited partnership interests in Local Partnerships during the year ended December 31, 2010. The Partnership has no investment balance remaining in this Local Partnership at December 31, 2011 and 2010.

On August 27, 2010, a Local Partnership, Fourth Street Investors, LP sold its investment property to a third party for a gross sale price of $3,375,000. The Partnership received approximately $1,421,000 in distributable proceeds from the sale during the year ended December 31, 2010, of which approximately $1,112,000 was recognized as income. The Partnership’s investment balance in Fourth Street Investors, LP was zero at December 31, 2011 and 2010. On September 17, 2010, a Local Partnership, Northwestern Partners, Ltd sold its investment property to a third party for a gross sale price of $1,000,000. The Partnership received approximately $336,000 in distributable proceeds from the sale during the year ended December 31, 2010. The Partnership has no remaining investment balance in Northwestern Partners at December 31, 2011 and 2010.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. There were no advances received by the Partnership during the years ended December 31, 2011 and 2010. The Partnership may receive future advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

Results of Operations

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  During the years ended December 31, 2011 and 2010, the Partnership recognized equity in loss and amortization of acquisition costs of approximately $37,000 and $244,000, respectively, from Local Partnerships. Included in equity in loss and amortization of acquisition costs for the years ended December 31, 2011 and 2010 is approximately $37,000 and $243,000, respectively, of equity in loss related to a Local Partnership, Michigan Beach, that reduced the carrying amount of the mortgage note receivable due from the Local Partnership. In addition, the Partnership recognized an impairment of $50,000 during the year ended December 31, 2011 to reduce the mortgage note receivable to its expected value. The Partnership currently expects to receive payment in full on the second mortgage from Michigan Beach upon ultimate sale of the property. During the years ended December 31, 2011 and 2010, the Partnership received approximately $10,000 and $126,000, respectively, in operating distributions from Local Partnerships, of which approximately $10,000 and $29,000 was recognized as income in the statements of operations for the years ended December 31, 2011 and 2010, respectively, as these distributions were received from Local Partnerships in which the Partnership’s investment balance had previously been reduced to zero.

At times, advances are made to Local Partnerships in order to preserve the ability to receive applicable tax credits. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero are charged to expense. The Partnership did not make any advances during the years ended December 31, 2011 and 2010. During the year ended December 31, 2010, the Partnership received approximately $19,000 as repayment of advances from Quivira Place Associates, LP and recognized this amount as a recovery of advances previously expensed in the statement of operations for the year ended December 31, 2010. The Partnership did not receive any advance repayments during the year ended December 31, 2011.

At December 31, 2011, the investment balance in four of the five Local Partnerships had been reduced to zero and as of December 31, 2010, the investment balance in eight of the nine Local Partnerships had been reduced to zero.

The Partnership’s net income for the years ended December 31, 2011 and 2010 was approximately $536,000 and $973,000, respectively. The decrease in net income is due to decreases in distributions from Local Partnerships recognized as income and recovery of advances made to Local Partnerships previously recognized as expense and an increase in impairment loss, partially offset by increases in gain from sales of limited partnership interests in Local Partnerships and decreases in loss from partnership operations and equity in loss of Local Partnerships and amortization of acquisition costs.

A recurring Partnership expense is the annual partnership management fee.  The fee, as defined in the Partnership Agreement, is payable to the General Partner and is calculated at 0.5% of the Partnership’s invested assets as of the beginning of the year. The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of Partnership affairs. For the years ended December 31, 2011 and 2010, management fees were approximately $185,000 and $245,000, respectively. The decrease in management fees for the year ended December 31, 2011 is due to the loss of investment in six Local Partnerships during 2010.

Operating expenses, exclusive of the management fee, consist of legal and accounting expenses for services rendered to the Partnership, tax expense and general and administrative expenses. Legal and accounting expenses were approximately $74,000 and $95,000 for the years ended December 31, 2011 and 2010, respectively. General and administrative expenses were approximately $61,000 and $94,000 for the years ended December 31, 2011 and 2010, respectively. The Partnership is subject to a New Jersey partner tax. For the years ended December 31, 2011 and 2010, the expense was approximately $101,000 and $82,000, respectively. Legal and accounting expense decreased primarily due to a decrease in legal costs associated with the sale of partnership interests in Local Partnerships during 2010 and a decrease in audit fees. The decrease in general and administrative expense is primarily due to a decrease in reimbursements of administrative costs paid to NAPICO as a result of the decrease in the number of Local Partnerships in which the Partnership has invested. The increase in tax expense is due to an adjustment made during the year ended December 31, 2011 to increase the amount of tax owed for 2010 upon receipt of the actual tax bill during 2011. The Partnership is subject to a New Jersey tax based upon the number of resident and non-resident limited partners and apportionment of income related to the Partnership’s investment in certain Local Partnerships. The tax amount owed for 2010 increased as a result of an increase in the number of limited partners due to the transfer of interests by various limited partners.

During 2002, a Local Partnership, Michigan Beach, reached a settlement with the City of Chicago to complete necessary repairs to the exterior façade of the building. In previous years, the Partnership had advanced Michigan Beach approximately $1,347,000 to complete these repairs and an additional approximately $1,138,000 for other operational items. These advances bear interest at prime plus 2% (approximately 5.25% at December 31, 2011) and interest earned by the Partnership was approximately $130,000 for both years ended December 31, 2011 and 2010. The Partnership has charged to expense all of the advances to Michigan Beach and has not recognized the interest earned on the advances due to the uncertainty of collection of these amounts.

On February 4, 2011, the Partnership assigned its limited partnership interest in Pineview Terrace for $1,000,000; on June 7, 2011, the Partnership assigned its limited partnership interests in Sitka III Associates and Soldotna Associates for a total of $6,000; on June 15, 2011, the Partnership assigned its limited partnership interest in Torres del Plata II Limited Partnership for approximately $25,000; and on January 22, 2010, the Partnership sold its limited partnership interests in Norwalk, Columbus Junction Park and Grimes Park to a third party and received net proceeds of approximately $23,000.  The Partnership’s investment balances in Pineview Terrace, Sitka III, Soldotna Associates, Torres del Plata II, Norwalk, Columbus Junction Park and Grimes Park were zero at December 31, 2011 and 2010.

During November 2011, the Partnership entered into an assignment and assumption agreement with a third party affiliated with the operating general partner of Countryside North American Partners, L.P. (“Countryside”). The agreement provided for an assignment of the Partnership’s 99% limited partnership interest in Countryside for $3,700,000. The assignment was subject to the consent of the Executive Director of New Jersey Housing and Mortgage Finance Agency which was received during December 2011. Upon receipt of approval from the Executive Director of New Jersey Housing and Mortgage Finance Agency, the assignment of the Partnership’s 99% limited partnership interest in Countryside became effective on December 30, 2011. Pursuant to the terms of the assignment agreement, the Partnership received a deposit of $150,000 in cash and a promissory note in the principal amount of $3,550,000 in December 2011. The promissory note has a maturity date of June 30, 2012 and bears interest at the annual rate of two percent if paid on or before March 31, 2012 and seven percent if paid after March 31, 2012. At December 31, 2011, this sale was accounted for under the deposit method, as it lacked adequate initial investment by the buyer to qualify as a sale transaction. Accordingly, the Partnership has recorded deferred revenues of $145,000 (cash portion of the sales price received less $5,000 of expenses incurred in connection with the assignment) and excluded the promissory note from its assets at December 31, 2011. Upon collection of the promissory note the Partnership will recognize a gain from sale of limited partnership interest of $3,695,000 and interest income upon receipt of any interest collected. The Partnership has no investment balance remaining in this Local Partnership at December 31, 2011 and 2010 and has accounted for the investment as asset held for sale at December 31, 2011.

During September 2009, the Partnership entered into an assignment and assumption agreement with a third party affiliated with the local general partner of Palm Springs View Apartments, Ltd. The agreement provided for an assignment of the Partnership’s 50.49% limited partnership interest in Palm Springs View Apartments, Ltd. for $200,000. The assignment was subject to HUD approval which was received during the year ended December 31, 2010. Upon receipt of HUD approval the Partnership was able to complete the assignment of its 50.49% limited partnership in Palm Springs View Apartments, Ltd. and received $200,000 for the assignment in April 2010 which was recognized as gain from sales of limited partnership interests in Local Partnerships during the year ended December 31, 2010. The Partnership has no investment balance remaining in this Local Partnership at December 31, 2011 and 2010.

On August 27, 2010, a Local Partnership, Fourth Street Investors, LP sold its investment property to a third party for a gross sale price of $3,375,000. The Partnership received approximately $1,421,000 in distributable proceeds from the sale during the year ended December 31, 2010, of which approximately $1,112,000 was recognized as income. The Partnership’s investment balance in Fourth Street Investors, LP was zero at December 31, 2011 and 2010. On September 17, 2010, a Local Partnership, Northwestern Partners, Ltd sold its investment property to a third party for a gross sale price of $1,000,000. The Partnership received approximately $336,000 in distributable proceeds from the sale during the year ended December 31, 2010. The Partnership has no remaining investment balance in Northwestern Partners at December 31, 2011 and 2010.

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

At December 31, 2011 and 2010, the Partnership holds variable interests in five and six VIE’s, respectively, for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

The five VIEs at December 31, 2011 consist of Local Partnerships that are directly engaged in the ownership and management of five apartment properties with a total of 674 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $3,674,000 and $3,761,000 at December 31, 2011 and 2010, respectively.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage of 98.90% to 99%. Distributions of surplus cash from operations from three of the Local Partnerships are restricted by the Local Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a percentage, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Partnership. For the other Local Partnership, distributions of surplus cash are not restricted. The Partnerships are allocated profits and losses and receive distributions from refinancings and sales in accordance with the Local Partnerships’ partnership agreements. These agreements usually limit the Partnerships' distributions to an amount substantially less than its ownership percentage in the Local Partnership.

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

Revenue Recognition – Deposit Method

Profit on the sale of limited partnership interests shall not be recognized under the full accrual method until all of the following criteria are met:  a sale is consummated, the buyer’s initial and continuing investments are adequate, the seller’s receivable is not subject to future subordination and the risks of ownership have transferred to the buyer.  The Partnership recognizes gains on sale of limited partnership interests using the deposit method when all of the criteria for the full accrual method are not met. Under the deposit method no gain is recognized, no receivable from the buyer is recorded at the closing date and any cash received from the buyer is reported as a deposit liability on the balance sheet. The Partnership continues to carry the investment on its financials.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.     Financial Statements and Supplementary Data

NATIONAL TAX CREDIT INVESTORS II

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets – December 31, 2011 and 2010

Statements of Operations – Years ended December 31, 2011 and 2010

Statements of Changes in Partners’ (Deficiency) Capital  – Years ended December 31, 2011 and 2010

Statements of Cash Flows – Years ended December 31, 2011 and 2010

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

National Tax Credit Investors II

We have audited the accompanying balance sheets of National Tax Credit Investors II as of December 31, 2011 and 2010, and the related statements of operations, changes in partners' (deficiency) capital and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of National Tax Credit Investors II at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

March 29, 2012

NATIONAL TAX CREDIT INVESTORS II

BALANCE SHEETS

(In thousands)

	December 31,
	2011	2010
ASSETS

Investments in and advances to Local Partnerships	$ --	$ --
Cash and cash equivalents	2,144	1,368
Mortgage note receivable	3,674	3,761
Total assets	$ 5,818	$ 5,129

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses	$ 82	$ 74
Deferred revenue	145	--
Total liabilities	227	74

Contingencies	--	--

Partners' (deficiency) capital:
General partner	(573)	(578)
Limited partners	6,164	5,633
Total partners’ (deficiency) capital	5,591	5,055
Total liabilities and partners' (deficiency) capital	$ 5,818	$ 5,129

See Accompanying Notes to Financial Statements

                          NATIONAL TAX CREDIT INVESTORS II

                              STATEMENTS OF OPERATIONS

                      (In thousands, except per interest data)

	Years Ended December 31,
	2011	2010
Revenues:
Other income	$ 3	$ --

Operating expenses:
Management fees - general partner	185	245
General and administrative	61	94
Tax expense	101	82
Legal and accounting	74	95
Total operating expenses	421	516

Loss from partnership operations	(418)	(516)
Gain from sales of limited partnership interests
in Local Partnerships	1,031	223
Distributions from Local Partnerships recognized
as income	10	1,491
Recovery of advances made to Local Partnerships
previously recognized as expense	--	19
Impairment loss	(50)	--
Equity in loss of Local Partnerships and amortization
of acquisition costs	(37)	(244)

Net income	$ 536	$ 973

Net income allocated to general partner (1%)	$ 5	$ 10
Net income allocated to limited partners (99%)	$ 531	$ 963

Net income per limited partnership interest	$ 7.35	$ 13.32

Distribution per limited partnership interest	$ --	$ 24.14

See Accompanying Notes to Financial Statements

                          NATIONAL TAX CREDIT INVESTORS II

               STATEMENTS OF CHANGES IN PARTNERS'(DEFICIENCY) CAPITAL

                                   (In thousands)

	General	Limited
	Partner	Partners	Total

Partners’ (deficiency) capital at
December 31, 2009	$ (570)	$ 6,415	$ 5,845

Distribution to partners	(18)	(1,745)	(1,763)

Net income for the year ended December 31, 2010	10	963	973

Partners’ (deficiency) capital at
December 31, 2010	(578)	5,633	5,055

Net income for the year ended December 31, 2011	5	531	536

Partners’ (deficiency) capital at
December 31, 2011	$ (573)	$ 6,164	$ 5,591

See Accompanying Notes to Financial Statements

                          NATIONAL TAX CREDIT INVESTORS II

                              STATEMENTS OF CASH FLOWS

                                   (In thousands)

	Years Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$ 536	$ 973
Adjustments to reconcile net income to net cash
used in operating activities:
Gain from sales of limited partnership interests in
Local Partnerships	(1,031)	(223)
Distributions recognized as income from sale of Local
Partnerships’ investment properties	--	(1,448)
Distributions from Local Partnerships recognized as a
return on investment	--	97
Recovery of advances made to Local Partnerships
previously recognized as expense	--	(19)
Impairment loss	50	--
Equity in loss of Local Partnerships and amortization
of acquisition costs	37	244
Change in accounts:
Accounts receivable	--	64
Accounts payable and accrued expenses	8	(27)
Net cash used in operating activities	(400)	(339)

Cash flows from investing activities:
Distributions from sale of Local Partnership’s investment
properties	--	1,757
Recovery of advances to Local Partnerships	--	19
Saledeposit received – sale of limited partnership
interest in Local Partnership	145	--
Proceeds from sales of limited partnership interests in
Local Partnerships	1,031	223
Net cash provided by investing activities	1,176	1,999

Cash flows used in financing activities:
Distribution to partners	--	(1,763)

Net increase (decrease) in cash and cash equivalents	776	(103)
Cash and cash equivalents, beginning of year	1,368	1,471
Cash and cash equivalents, end of year	$ 2,144	$ 1,368

Supplemental disclosure of non-cash activity:
Pass through operating distributions from a Local
Partnership for non-resident withholding taxes paid on
behalf of the Partnership’s limited partners	$ --	$ 15

See Accompanying Notes to Financial Statements

                          NATIONAL TAX CREDIT INVESTORS II

                            NOTES TO FINANCIAL STATEMENTS

                                  DECEMBER 31, 2011

Note 1 - Organization and Summary of Significant Accounting Policies

Organization

National Tax Credit Investors II (“NTCI II” or the “Partnership”) is a limited partnership formed under the California Revised Local Partnership Act as of January 12, 1990. The Partnership was formed to invest primarily in other limited partnerships (“Local Partnerships”) which own and operate multifamily housing complexes that are eligible for low income housing federal income tax credits (the “Housing Tax Credit”). The general partner of the Partnership is National Partnership Investments Corp.  (the “General Partner” or “NAPICO”), a California corporation. The General Partner is a subsidiary of Apartment Investment and Management Company (“Aimco”), a publicly traded real estate investment trust. The business of NTCI II is conducted primarily by NAPICO. The Partnership shall continue in full force and effect until December 31, 2030, unless terminated earlier pursuant to the Partnership Agreement or law.

On January 31, 2012, an affiliate of the General Partner entered into a management agreement with a third party management services company for the management of a portfolio of approximately 147 properties with 10,184 units held by entities, including the Partnership, in which Aimco and its affiliates have minority limited and general partner interests. On January 31, 2012, an affiliate of the General Partner also entered into an option agreement with the management services company pursuant to which it granted the company the exclusive option, for a period ending on December 27, 2013, to purchase the minority interests in the portfolio held by Aimco and its affiliates. Aimco expects the sale of such interests to be completed later this year, pending the satisfaction of certain closing conditions.

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

At December 31, 2011 and 2010, the Partnership had outstanding 72,205 and 72,270 limited partnership interests, respectively.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

Subsequent Events

The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

Reclassifications

Certain reclassifications have been made to the 2010 information to conform to the 2011 presentation.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balances at December 31, 2011 and 2010 are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

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

Net Income and Distribution Per Limited Partnership Interest

Net income per limited partnership interest was computed by dividing the limited partners' share of net income by the number of limited partnership interests outstanding at the beginning of the year. Distribution per limited partnership interest for the year ended December 31, 2010 was computed by dividing the limited partners’ distribution by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 72,270 at January 1, 2011 and 72,288 at January 1, 2010.

Abandoned Interests

During 2011 and 2010, the number of limited partnership interests decreased by 65 and 18 units, respectively, due to limited partners abandoning their interests. In abandoning his or her partnership interests, a limited partner relinquishes all right, title and interest in the Partnership as of the date of the abandonment.

Mortgage Note Receivable

The Partnership reviews its mortgage note receivable whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  The Partnership has recorded its mortgage note receivable at December 31, 2011 and 2010 at the amount at which the Partnership acquired the mortgage note receivable during 2006 less equity in loss recognized with respect to the Local Partnership that is obligated under the mortgage note. During the year ended December 31, 2011, the Partnership recognized an impairment loss of $50,000 related to the mortgage note receivable. No impairment was recognized during the year ended December 31, 2010. See “Note 4 – Mortgage Note Receivable” for further information.

Impairment of Long-Lived Assets

The Partnership reviews long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. Other than the impairment of the mortgage note receivable as discussed above, the Partnership did not recognize any impairment losses during the years ended December 31, 2011 and 2010.

Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At December 31, 2011, the Partnership believes that the carrying amounts of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

At December 31, 2011 and 2010, the Partnership holds variable interests in five and six VIE’s, respectively, for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership.   In making this determination, the Partnership considered the following factors:

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

The five VIEs at December 31, 2011 consist of Local Partnerships that are directly engaged in the ownership and management of five apartment properties with a total of 674 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $3,674,000 and $3,761,000 at December 31, 2011 and 2010, respectively.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Revenue Recognition – Deposit Method

Profit on the sale of limited partnership interests shall not be recognized under the full accrual method until all of the following criteria are met:  a sale is consummated, the buyer’s initial and continuing investments are adequate, the seller’s receivable is not subject to future subordination and the risks of ownership have transferred to the buyer.  The Partnership recognizes gains on sale of limited partnership interests using the deposit method when all of the criteria for the full accrual method are not met. Under the deposit method no gain is recognized, no receivable from the buyer is recorded at the closing date and any cash received from the buyer is reported as a deposit liability on the balance sheet. The Partnership continues to carry the investment on its financials.

Note 2 - Investments in and Advances to Local Partnerships

As of December 31, 2011 and 2010, the Partnership holds limited partnership interests in five and nine Local Partnerships, respectively, located in five and seven states and Puerto Rico, respectively. As a limited partner of the Local Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their properties (the "Apartment Complexes"). The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

At December 31, 2011 and 2010, the Local Partnerships own residential projects consisting of 674 and 911 apartment units, respectively. During the year ended December 31, 2011, the Partnership sold its partnership interests in four of the Local Partnerships owning residential projects consisting of 237 apartment units.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges. See “Note 1 – Organization and Summary of Significant Accounting Policies” for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the years ended December 31, 2011 and 2010, the Partnership received approximately $10,000 and $126,000, respectively, in operating distributions from Local Partnerships, of which approximately $10,000 and $29,000 was recognized as income in the statements of operations for the years ended December 31, 2011 and 2010, respectively, as these distributions were received from Local Partnerships in which the Partnership’s investment balance had previously been reduced to zero.

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

As of December 31, 2011, the investment balance in four of the five Local Partnerships had been reduced to zero and as of December 31, 2010, the investment balance in eight of the nine Local Partnerships had been reduced to zero. The Partnership’s remaining investment balance relates to the mortgage note receivable, which is discussed in “Note 4 – Mortgage Note Receivable”.

At times, advances are made to Local Partnerships in order to preserve the ability to receive applicable tax credits. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero are charged to expense. The Partnership did not make any advances during the years ended December 31, 2011 and 2010. During the year ended December 31, 2010, the Partnership received approximately $19,000 as repayment of advances from Quivira Place Associates, LP and recognized this amount as a recovery of advances previously expensed in the statement of operations for the year ended December 31, 2010. The Partnership did not receive any advance repayments during the year ended December 31, 2011.

The following is a summary of the investments in and advances to Local Partnerships for the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Investment balance, beginning of year	$ --	$ 407
Equity in income (losses) of Local Partnerships
(see Note 4)	--	4
Distributions recognized as a return of investment	--	(309)
Distributions recognized as a return
on investment	--	(97)
Amortization of capitalized acquisition
costs and fees	--	(5)
Investment balance, end of year	$ --	$ --

The difference between the investment per the accompanying balance sheets at December 31, 2011 and 2010 and the equity per the Local Partnerships' condensed combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Partnerships, costs capitalized to the investment account, and cumulative distributions recognized as income.

The Partnership’s value of its investments and its equity in the income/loss and/or distributions from the Local Partnerships are, for certain Local Partnerships, individually, not material to the overall financial position of the Partnership. The financial information from the unaudited condensed combined financial statements of such Local Partnerships at December 31, 2011 and 2010 and for each of the two years in the period then ended is presented below.  The Partnership’s value of its investments in Michigan Beach Limited Partnership, (the “Material Investee”) is considered material to the Partnership’s financial position and amounts included below for the Material Investee are included on an audited basis.

The following are condensed combined statements of operations for the years ended December 31, 2011 and 2010 for the Local Partnerships in which the Partnership has investments (in thousands). The 2011 and 2010 amounts exclude Pineview Terrace, for which the Partnership sold its limited partnership interest in February 2011; Sitka III, Soldotna Apartments, and Torres del Plata II for which the Partnership sold its limited partnership interests in June 2011; Countryside Place which is classified as held for sale at December 31, 2011; Columbus Junction Park, Grimes Park Apartments and Norwalk Park Apartments, for which the Partnership sold its limited partnership interests in January 2010; Palm Springs View for which the Partnership sold its limited partnership interest in April 2010 and Fourth Street and Northwestern Partners due to the sale of the Local Partnership’s investment property in August and September 2010, respectively.

Condensed Combined Balance Sheets of the Local Partnerships
(in thousands)
	December 31, 2011
		Material
Assets	Unaudited	Investee	Total
Land	$ 562	$ 843	$ 1,405
Building and improvements, net of
accumulated depreciation of $8,195
and $3,555, respectively	4,870	4,159	9,029

Other assets	619	1,002	1,621
Total assets	$ 6,051	$ 6,004	$ 12,055

Liabilities and Partners Deficit:
Liabilities:
Mortgage notes payable	$ 8,179	$ 9,124	$ 17,303
Other liabilities	1,269	9,201	10,470
	9,448	18,325	27,773

Partners’ deficit	(3,397)	(12,321)	(15,718)

Total liabilities and partners' deficit	$ 6,051	$ 6,004	$ 12,055

	December 31, 2010
		Material
Assets	Unaudited	Investee	Total

Land	$ 562	$ 843	$ 1,405
Building and improvements, net of
accumulated depreciation of $7,821
and $3,118, respectively	5,214	4,467	9,681

Other assets	576	707	1,283
Total assets	$ 6,352	$ 6,017	$ 12,369

Liabilities and Partners Deficit:
Liabilities:
Mortgage notes payable	$ 8,233	$ 9,172	$ 17,405
Other liabilities	1,214	8,681	9,895
	9,447	17,853	27,300

Partners’ deficit	(3,095)	(11,836)	(14,931)

Total liabilities and partners' deficit	$ 6,352	$ 6,017	$ 12,369

Condensed Combined Results of Operations of the Local Partnerships
(in thousands)
	For the years ended December 31,

	2011	2011	2011	2010	2010	2010
		Material			Material
	Unaudited	Investee	Total	Unaudited	Investee	Total

Rental and other
revenue	$ 1,442	$ 2,200	$ 3,642	$ 1,409	$ 2,182	$ 3,591

Expenses:
Operating expenses	1,096	1,574	2,670	1,115	1,794	2,909
Interest	250	673	923	261	660	921
Depreciation and
amortization	399	437	836	399	448	847
Total expenses	1,745	2,684	4,429	1,775	2,902	4,677

Loss from continuing
operations	$ (303)	$ (484)	$ (787)	$ (366)	$ (720)	$(1,086)

Real Estate and Accumulated Depreciation of Local Partnerships

The following tables exclude the Local Partnerships sold in 2011 and 2010 or classified as held for sale, as described above.

(1) Schedule of Encumbrances and Investment Properties (all amounts unaudited except for those amounts relative to the Material Investee) (in thousands):

			Buildings
			And
			Related
			Personal		Accumulated
Description	Encumbrances	Land	Property	Total	Depreciation

Lincoln Grove	$ 2,048	$ 185	$ 4,005	$ 4,190	$ 2,134
Michigan Beach	9,124	843	7,714	8,557	3,555
Virginia Park Meadows	3,399	79	5,389	5,468	4,174
Jamestown Terrace	2,732	298	3,671	3,969	1,887
Total	$17,303	$ 1,405	$20,779	$22,184	$11,750

(2) Reconciliation of real estate (all amounts unaudited except for those amounts relative to the Material Investee) (in thousands):

	Years Ended December 31,
	2011	2011	2011	2010	2010	2010
		Material			Material
	Unaudited	Investee	Total	Unaudited	Investee	Total
Real estate:
Balance at beginning of year	$13,597	$ 8,428	$22,025	$22,905	$ 8,217	$31,122
Improvements	30	129	159	21	211	232
Assets held for sale	--	--	--	(9,329)	--	(9,329)
Balance at end of year	$13,627	$ 8,557	$22,184	$13,597	$ 8,428	$22,025

(3) Reconciliation of accumulated depreciation (all amounts unaudited except for those amounts relative to the Material Investee) (in thousands):

	Years Ended December 31,
	2011	2011	2011	2010	2010	2010
		Material			Material
	Unaudited	Investee	Total	Unaudited	Investee	Total
Accumulated depreciation:
Balance at beginning
of year	$ 7,821	$ 3,118	$10,939	$13,173	$ 2,675	$15,848
Depreciation expense	374	437	811	394	443	837
Assets held for sale	--	--	--	(5,746)	--	(5,746)
Balance at end of year	$ 8,195	$ 3,555	$11,750	$ 7,821	$ 3,118	$10,939

An affiliate of the General Partner is currently the Local Operating General Partner in one of the Partnership’s four Local Partnerships included above, and another affiliate currently receives property management fees of approximately 5 percent of gross revenues from the same Local Partnership (see “Note 5 – Transactions with Affiliated Parties").

On February 4, 2011, the Partnership assigned its limited partnership interest in Pineview Terrace to a third party and received proceeds of $1,000,000, which was recognized as gain from sales of limited partnership interests in Local Partnerships during the year ended December 31, 2011. The Partnership’s investment balance in Pineview Terrace was zero at December 31, 2011 and 2010.

On June 7, 2011, the Partnership assigned its limited partnership interest in both Sitka III Associates and Soldotna Associates to a third party and received net proceeds of $3,000 for each interest, which was recognized as gain from sales of limited partnership interests in Local Partnerships during the year ended December 31, 2011. The Partnership’s investment balance in both Sitka III Associates and Soldotna Associates was zero at December 31, 2011 and 2010.

On June 15, 2011, the Partnership sold its limited partnership interest in Torres del Plata II Limited Partnership to a third party and received net proceeds of approximately $25,000, which was recognized as gain from sales of limited partnership interests in Local Partnerships during the year ended December 31, 2011. The Partnership’s investment balance in Torres del Plata II was zero December 31, 2011 and 2010.

During November 2011, the Partnership entered into an assignment and assumption agreement with a third party affiliated with the operating general partner of Countryside North American Partners, L.P. (“Countryside”). The agreement provided for an assignment of the Partnership’s 99% limited partnership interest in Countryside for $3,700,000. The assignment was subject to the consent of the Executive Director of New Jersey Housing and Mortgage Finance Agency which was received during December 2011. Upon receipt of approval from the Executive Director of New Jersey Housing and Mortgage Finance Agency, the assignment of the Partnership’s 99% limited partnership interest in Countryside became effective on December 30, 2011. Pursuant to the terms of the assignment agreement, the Partnership received a deposit of $150,000 in cash and a promissory note in the principal amount of $3,550,000 in December 2011. The promissory note has a maturity date of June 30, 2012 and bears interest at the annual rate of two percent if paid on or before March 31, 2012 and seven percent if paid after March 31, 2012. At December 31, 2011, this sale was accounted for under the deposit method, as it lacked adequate initial investment by the buyer to qualify as a sale transaction. Accordingly, the Partnership has recorded deferred revenues of $145,000 (cash portion of the sales price received less $5,000 of expenses incurred in connection with the assignment) and excluded the promissory note from its assets at December 31, 2011. Upon collection of the promissory note the Partnership will recognize a gain from sale of limited partnership interest of $3,695,000 and interest income upon receipt of any interest collected. The Partnership has no investment balance remaining in this Local Partnership at December 31, 2011 and 2010 and has accounted for the investment as asset held for sale at December 31, 2011.

On January 22, 2010, the Partnership sold its limited partnership interests in Norwalk, Columbus Junction Park and Grimes Park to a third party and received net proceeds of approximately $23,000, which was recognized as gain from sales of limited partnership interests in Local Partnerships during the year ended December 31, 2010. The Partnership’s investment balances in Norwalk, Columbus Junction Park and Grimes Park were zero at December 31, 2011 and 2010.

During September 2009, the Partnership entered into an assignment and assumption agreement with a third party affiliated with the local general partner of Palm Springs View Apartments, Ltd. The agreement provided for an assignment of the Partnership’s 50.49% limited partnership interest in Palm Springs View Apartments, Ltd. for $200,000. The assignment was subject to HUD approval which was received during the year ended December 31, 2010. Upon receipt of HUD approval the Partnership was able to complete the assignment of its 50.49% limited partnership interest in Palm Springs View Apartments, Ltd. and received $200,000 for the assignment in April 2010, which was recognized as gain from sales of limited partnership interests in Local Partnerships during the year ended December 31, 2010. The Partnership has no investment balance remaining in this Local Partnership at December 31, 2011 and 2010.

On August 27, 2010, a Local Partnership, Fourth Street Investors, LP sold its investment property to a third party for a gross sale price of $3,375,000. The Partnership received approximately $1,421,000 in distributable proceeds from the sale during the year ended December 31, 2010, of which approximately $1,112,000 was recognized as income. The Partnership’s investment balance in Fourth Street Investors, LP was zero at December 31, 2011 and 2010. On September 17, 2010, a Local Partnership, Northwestern Partners, Ltd sold its investment property to a third party for a gross sale price of $1,000,000. The Partnership received approximately $336,000 in distributable proceeds from the sale during the year ended December 31, 2010. The Partnership had no remaining investment balance in Northwestern Partners at December 31, 2011 and 2010.

During 2002, a Local Partnership, Michigan Beach, reached a settlement with the City of Chicago to complete necessary repairs to the exterior façade of the building.  In previous years, the Partnership had advanced Michigan Beach approximately $1,347,000 to complete these repairs and an additional approximately $1,138,000 for other operational items. These advances bear interest at prime plus 2% (approximately 5.25% at December 31, 2011) and interest earned by the Partnership was approximately $130,000 for both the years ended December 31, 2011 and 2010. The Partnership has charged to expense all of the advances to Michigan Beach and has not recognized the interest earned on the advances due to the uncertainty of collection of these amounts.

Note 3 - Distributions

The Partnership distributed the following amounts during the years ended December 31, 2011 and 2010 (in thousands except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2011	Unit	2010	Unit

Sale (1)	$ --	$ --	$ 1,763	$ 24.14

(1)  Proceeds from 2010 sales of partnership interests and investment properties.

Note 4 – Mortgage Note Receivable

On May 30, 2006, the Partnership purchased the second mortgage for a Local Partnership, Michigan Beach, from the second mortgage holder, PAMI Midatlantic, LLC (“PAMI”) for a purchase price of $4,320,000. The second mortgage had a principal balance of approximately $3,596,000 and accrued interest outstanding at the time of the purchase. PAMI had filed an action for foreclosure and the appointment of a receivor for the alleged failure to make surplus cash payments and provide required financial reporting. As a result of the purchase, the Partnership was substituted in place of PAMI in the foreclosure action and then the Partnership dismissed the foreclosure action with prejudice on June 9, 2006.   The Partnership is the sole limited partner in Michigan Beach.  The Partnership borrowed $4,320,000 from an affiliate of NAPICO in order to purchase the second mortgage at Michigan Beach.  This advance was repaid during the year ended December 31, 2007.

The second mortgage accrues interest at a fixed rate of 6.11%.  Semiannual payments from 50% of surplus cash are required and the note matures in July of 2031.  There is an option to the noteholder to accelerate maturity of the second mortgage after October of 2008. There have been no payments made on the loan and Michigan Beach did not generate any surplus cash for the year ended December 31, 2010. Michigan Beach generated surplus cash for the year ended December 31, 2011. The accrued interest balance at December 31, 2011 was approximately $2,832,000. The Partnership recognized approximately $37,000 and $243,000 in equity in loss from Michigan Beach during the years ended December 13, 2011 and 2010, respectively, and reduced the carrying value of the mortgage note receivable. In addition, the Partnership recognized an impairment of $50,000 during the year ended December 31, 2011 to reduce the mortgage note receivable to its estimated value. The Partnership currently expects to receive payment in full on the second mortgage from Michigan Beach upon ultimate sale of the property, however, the Partnership has fully reserved any additional accrued interest.

The following is a summary of the mortgage note receivable activity for the year ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Mortgage note receivable balance, beginning of year	$ 3,761	$ 4,004
Equity in losses of Local Partnership	(37)	(243)
Impairment loss	(50)	--
Mortgage note receivable balance, end of year	$ 3,674	$ 3,761

Note 5 – Transactions with Affiliated Parties

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner for the following fees:

(a)  An annual Partnership management fee in an amount equal to 0.5 percent of   invested assets (as defined in the Partnership Agreement) as of the beginning of the year is payable to the General Partner. For the years ended December 31, 2011 and 2010, partnership management fees in the amount of approximately $185,000 and $245,000, respectively, were recorded as an expense.

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

(c)   The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $41,000 and $73,000 for the years ended December 31, 2011 and 2010, respectively, and is included in general and administrative expenses.

NTC-II or another affiliate of the General Partner is the Local Operating General Partner in one of the Partnership's five Local Partnerships at December 31, 2011. In addition, NTC-II is typically either a special limited partner or an administrative general partner in each Local Partnership in which the Partnership has an investment.

An affiliate of the General Partner managed one property owned by a Local Partnership during the years ended December 31, 2011 and 2010. The Local Partnership pays the affiliate property management fees in the amount of five percent of its gross rental revenues and data processing fees. The amounts paid were approximately $105,000 and $104,000 for the years ended December 31, 2011 and 2010, respectively.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. There were no advances received by the Partnership during the years ended December 31, 2011 and 2010. The Partnership may receive future advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

Aimco and its affiliates owned 397.0 limited partnership interests (the "Units") in the Partnership representing 0.55% of the outstanding Units at December 31, 2011. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Aimco as its sole stockholder.

Note 6 - Income Taxes

The Partnership is not taxed on its income. The partners are taxed in their individual capacities based upon their distributive share of the Partnership's taxable income or loss and are allowed the benefits to be derived from off-setting their distributive share of the tax losses against taxable income from other sources subject to passive loss limitations. The taxable income or loss differs from amounts included in the statements of operations because different methods are used in determining the losses of the Local Partnerships as discussed below. The taxable income or loss is allocated to the partner groups in accordance with Section 704(b) of the Internal Revenue Code and therefore is not necessarily proportionate to the interest percentage owned.

A reconciliation follows:

	Years Ended December 31,
	2011	2010
	(in thousands)
Net income per financial statements	$ 536	$ 973
Sale of partnership interest	5,513	845
Other	(90)	(199)
Bad debt	--	(19)
Investment in Local Partnerships	(496)	(646)
Income (loss) per tax return	$ 5,463	$ 954

Income (loss) per limited partnership interest	$343.46	$ 13.07

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net assets at December 31, 2011 and 2010 (in thousands):

	2011	2010

Net assets as reported	$ 5,591	$ 5,055
Add (deduct):
Deferred offering costs	9,367	9,367
Investment in Local Partnerships	(9,319)	(14,336)
Other	3,708	3,797
Net assets – Federal tax basis	$ 9,347	$ 3,883

The Partnership is subject to a New Jersey tax based upon the number of resident and non-resident limited partners and apportionment of income related to the Partnership’s investment in certain Local Partnerships.  For the years ended December 31, 2011 and 2010 the expense related to this tax is reflected in tax expense in the accompanying statements of operations.  At December 31, 2011 and 2010, the Partnership’s estimate of the balance of the tax due for both 2011 and 2010 to the state of New Jersey is approximately $44,000 and $38,000, respectively, and these amounts are included in accounts payable and accrued expenses on the accompanying balance sheets as of December 31, 2011 and 2010. The actual balance of the tax due for 2010 was approximately $50,000 and was paid during the year ended December 31, 2011. The Partnership’s estimate of the tax due for 2011 is approximately $88,000, of which approximately $44,000 was paid during the year ended December 31, 2011.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2011.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2011, the Partnership’s internal control over financial reporting is effective.

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

(b)  Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position
John Bezzant	49	Director and Executive Vice President
Ernest M. Freedman	41	Director, Executive Vice President and Chief Financial Officer
Lisa R. Cohn	43	Executive Vice President, General Counsel and Secretary
Paul Beldin	38	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	50	Senior Director of Partnership Accounting

John Bezzant was appointed as a Director of the General Partner effective December 16, 2009.  Mr. Bezzant was appointed Executive Vice President of the General Partner and Aimco in January 2011 and prior to that time was a Senior Vice President of the General Partner and Aimco since joining Aimco in June 2006. Effective February 7, 2012, Mr. Bezzant will serve as the equivalent of the chief executive officer of the Partnership. Prior to joining Aimco, Mr. Bezzant spent over 20 years with Prologis, Inc. and Catellus Development Corporation in a variety of executive positions, including those with responsibility for transactions, fund management, asset management, leasing and operations.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

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

Stephen B. Waters was appointed Senior Director of Partnership Accounting of Aimco and the General Partner in June 2009.  Mr. Waters has responsibility for partnership accounting with Aimco and serves as the equivalent of the principal financial officer of the Partnership. Mr. Waters joined Aimco as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the General Partner and Aimco in April 2004.  Prior to joining Aimco, Mr. Waters was a senior manager at Ernst & Young LLP.

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

The board of directors of the General Partner does not have a separate audit committee. As such, the board of directors of the General Partner fulfills the functions of an audit committee. The board of directors has determined that John Bezzant meets the requirement of an "audit committee financial expert".

The directors and officers of the General Partner with authority over the Partnership are all employees of subsidiaries of Aimco. Aimco has adopted a code of ethics that applies to such directors and officers that is posted on Aimco's website (www.Aimco.com). Aimco's website is not incorporated by reference to this filing.

Item 11.    Executive Compensation

Neither the directors nor the officers received any remuneration from the Partnership for the year ended December 31, 2011.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner for the following fees:

(a)   An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) as of the beginning of the year is payable to the General Partner. For the years ended December 31, 2011 and 2010, partnership management fees in the amount of approximately $185,000 and $245,000, respectively, were recorded as an expense.

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

(c)   The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $41,000 and $73,000 for the years ended December 31, 2011 and 2010, respectively, and is included in general and administrative expenses.

NTC-II or another affiliate of the General Partner is the Local Operating General Partner in one of the Partnership's five Local Partnerships at December 31, 2011. In addition, NTC-II is typically either a special limited partner or an administrative general partner in each Local Partnership in which the Partnership has an investment.

An affiliate of the General Partner managed one property owned by a Local Partnership during the years ended December 31, 2011 and 2010. The Local Partnership pays the affiliate property management fees in the amount of five percent of its gross rental revenues and data processing fees. The amounts paid were approximately $105,000 and $104,000 for the years ended December 31, 2011 and 2010, respectively.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. There were no advances received by the Partnership during the years ended December 31, 2011 and 2010. The Partnership may receive future advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

Aimco and its affiliates owned 397.0 limited partnership interests (the "Units") in the Partnership representing 0.55% of the outstanding Units at December 31, 2011. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Aimco as its sole stockholder.

Neither of the General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 14.    Principal Accounting Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2012.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2011 and 2010 are described below.

Audit Fees.  Fees for audit services totaled approximately $33,000 and $45,000 for 2011 and 2010, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $20,000 for both 2011 and 2010.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following financial statements of the Partnership are included in Item 8:

Balance Sheets - December 31, 2011 and 2010.

Statements of Operations - Years ended December 31, 2011 and 2010.

Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2011 and 2010.

Statements of Cash Flows - Years ended December 31, 2011 and 2010.

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

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

By: National Partnership Investments Corp.
General Partner

Date: March 29, 2012	By: /s/John Bezzant
John Bezzant
Executve Vice President

Date: March 29, 2012	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Executive Vice	Date: March 29, 2012
John Bezzant	President

/s/Ernest M. Freedman	Director and Executive	Date: March 29, 2012
Ernest M. Freedman	Vice President

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 29, 2012
Stephen B. Waters	Accounting

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

10.15      Assignment and Assumption Agreement by and between National Tax Credit Investors II, a California limited partnership; National Tax Credit, Inc. II, a California corporation; HCI Properties LLC, a New Jersey limited liability company; Howell Countryside, Inc., a New Jersey corporation and A.A.H. Management Company, Inc., a New Jersey corporation, dated November 28, 2011. Incorporated by reference to the Partnership’s Current Report on Form 8-K dated November 28, 2011.

10.16      First Amendment to Amended and Restated Certificate and Agreement of Limited Partnership of Countryside North American Partners, L.P., dated December 23, 2011. Incorporated by reference to the Partnership’s Current Report on Form 8-K dated December 30, 2011.

10.17      Secured Promissory Note between Howell Countryside Inc., a New Jersey corporation, HCI Properties LLC, a New Jersey limited liability company, A.A.H. Management Company, Inc., a New Jersey corporation, National Tax Credit Investors II, a California limited partnership; and National Tax Credit, Inc. II, a California corporation, dated December 23, 2011. Incorporated by reference to the Partnership’s Current Report on Form 8-K dated December 30, 2011.

10.18      Pledge and Security Agreement between Howell Countryside Inc., a New Jersey corporation, HCI Properties LLC, a New Jersey limited liability company, A.A.H. Management Company, Inc., a New Jersey corporation, National Tax Credit Investors II, a California limited partnership; and National Tax Credit, Inc. II, a California corporation, dated December 23, 2011. Incorporated by reference to the Partnership’s Current Report on Form 8-K dated December 30, 2011.

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

101                              XBRL (Extensible Business Reporting Language). The following materials from National Tax Credit Investors II’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statements of changes in partners’ (deficiency) capital, (iv) statements of cash flows, and (v) notes to financial statements (1)

(1)        As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.