Form 10-Q
period 2012-03-31
NATIONAL TAX CREDIT INVESTORS II
filed 2012-05-11
CIK 859921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

NATIONAL TAX CREDIT INVESTORS II

BALANCE SHEETS

(Unaudited)

(In thousands)

	March 31,	December 31,
	2012	2011
ASSETS

Investments in and advances to Local Partnerships	$ --	$ --
Cash and cash equivalents	2,062	2,144
Mortgage note receivable	3,619	3,674
Total assets	$ 5,681	$ 5,818

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses	$ 104	$ 82
Deferred revenue	102	145
Total liabilities	206	227

Contingencies	--	--

Partners' (deficiency) capital:
General partner	(574)	(573)
Limited partners	6,049	6,164
Total partners’ (deficiency) capital	5,475	5,591
Total liabilities and partners' (deficiency) capital	$ 5,681	$ 5,818

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENTS OF OPERATIONS

(In thousands, except per interest data)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Revenues:	$ --	$ --

Operating expenses:
Management fees - General Partner	27	46
General and administrative	10	11
Tax expense	4	35
Legal and accounting	20	16
Total operating expenses	61	108

Loss from partnership operations	(61)	(108)
Gain from sale of limited partnership interest in Local
Partnership	--	1,000
Equity in loss of Local Partnerships and amortization of
acquisition costs	(55)	(59)
Net income (loss)	$ (116)	$ 833

Net income (loss) allocated to general partner (1%)	$ (1)	$ 8
Net income (loss) allocated to limited partners (99%)	$ (115)	$ 825

Net income (loss) per limited partnership interest	$ (1.59)	$ 11.42

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)
(In thousands)

	General	Limited
	Partner	Partners	Total

Partners' (deficiency) capital,	$ (573)	$ 6,164	$ 5,591
December 31, 2011

Net loss for the three months
ended March 31, 2012	(1)	(115)	(116)

Partners' (deficiency) capital,
March 31, 2012	$ (574)	$ 6,049	$ 5,475

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$ (116)	$ 833
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Gain from sale of limited partnership interest in Local
Partnership	--	(1,000)
Equity in loss of Local Partnerships and amortization
of acquisition costs	55	59
Change in accounts:
Accounts payable and accrued expenses	(21)	14
Net cash used in operating activities	(82)	(94)

Cash flows provided by investing activities:
Proceeds from sale of limited partnership interest in
Local Partnership	--	1,000

Net increase (decrease) in cash and cash equivalents	(82)	906
Cash and cash equivalents, beginning of period	2,144	1,368

Cash and cash equivalents, end of period	$ 2,062	$ 2,274

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Organization And Summary Of Significant Accounting Policies

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the fiscal year ended December 31, 2011 filed by National Tax Credit Investors II (the “Partnership” or “NTCI-II”). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end.  The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring items) necessary to present fairly the financial position as of March 31, 2012 and the results of operations and changes in cash flows for the three months ended March 31, 2012 and 2011. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.

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

At March 31, 2012 and December 31, 2011, the Partnership had outstanding 72,205 limited partnership interests.

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

Certain reclassifications have been made to the 2011 balances to conform to the 2012 presentation.

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

Mortgage Note Receivable

The Partnership reviews its mortgage note receivable whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  The Partnership has recorded its mortgage note receivable at March 31, 2012 and December 31, 2011 at the amount at which the Partnership acquired the mortgage note receivable during 2006 less equity in loss recognized with respect to the Local Partnership that is obligated under the mortgage note.  No impairment was recognized during the three months ended March 31, 2012 or 2011.  See “Note 3 – Mortgage Note Receivable” for further information.

Impairment of Long-Lived Assets

The Partnership reviews long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment loss was recognized during the three months ended March 31, 2012 and 2011.

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners’ share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 72,205 and 72,270 for the three month periods ended March 31, 2012 and 2011, respectively.

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

At March 31, 2012 and December 31, 2011, the Partnership holds variable interests in five VIEs for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership.  In making this determination, the Partnership considered the following factors:

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

The five VIEs at March 31, 2012 consist of Local Partnerships that are directly engaged in the ownership and management of five apartment properties with a total of 674 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $3,619,000 and $3,674,000 at March 31, 2012 and December 31, 2011, respectively. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Revenue Recognition – Deposit Method

Profit on the sale of limited partnership interests shall not be recognized under the full accrual method until all of the following criteria are met:  a sale is consummated, the buyer’s initial and continuing investments are adequate, the seller’s receivable is not subject to future subordination and the risks of ownership have transferred to the buyer.  The Partnership recognizes gains on sale of limited partnership interests using the deposit method when all of the criteria for the full accrual method are not met. Under the deposit method no gain is recognized, no receivable from the buyer is recorded at the closing date and any cash received from the buyer is reported as a deposit liability on the balance sheet. The Partnership continues to carry the investment on its financial statements.

Note 2 – Investments In and Advances to Local Partnerships

As of March 31, 2012 the Partnership holds limited partnership interests in five Local Partnerships, located in five states. As a limited partner of the Local Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their properties (the "Apartment Complexes"). The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

At March 31, 2012 and December 31, 2011, the Local Partnerships own residential projects consisting of 674 apartment units.

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

As of March 31, 2012 and December 31, 2011, the investment balance in four of the five Local Partnerships had been reduced to zero. The Partnership’s remaining investment balance relates to the mortgage note receivable, which is discussed in “Note 3 – Mortgage Note Receivable”.

At times, advances are made to Local Partnerships in order to preserve the ability to receive applicable tax credits. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero are charged to expense.  The Partnership did not make any advances during the three months ended March 31, 2012 and 2011.

The following are estimated unaudited condensed combined statements of operations for the three months ended March 31, 2012 and 2011 for the Local Partnerships in which the Partnership has investments (in thousands). The 2012 and 2011 amounts exclude Pineview Terrace, for which the Partnership sold its limited partnership interest in February 2011; Sitka III, Soldotna Apartments, and Torres Del Plata II for which the Partnership sold its limited partnership interests in June 2011, and Countryside Place which is classified as held for sale at March 31, 2012.

	Three Months Ended
	March 31,
	2012	2011
Revenues:
Rental and other income	$ 911	$ 898

Expenses:
Operating expenses	668	727
Interest	231	230
Depreciation and amortization	209	212
Total expenses	1,108	1,169

Loss from continuing operations	$ (197)	$ (271)

An affiliate of the General Partner is currently the Local Operating General Partner in one of the Partnership’s four Local Partnerships included above, and another affiliate receives property management fees of approximately 5 percent of gross revenues from the same Local Partnership (See “Note 4 – Transactions with Affiliated Parties”).

On February 4, 2011, the Partnership assigned its limited partnership interest in Pineview Terrace to a third party and received net proceeds of $1,000,000, which was recognized as gain from sale of limited partnership interest in Local Partnership during the three months ended March 31, 2011. The Partnership’s investment balance in Pineview Terrace was zero at March 31, 2012 and December 31, 2011.

On June 7, 2011, the Partnership assigned its limited partnership interest in both Sitka III Associates and Soldotna Associates to a third party and received net proceeds of $3,000 for each interest, which was recognized as gain from sales of limited partnership interests in Local Partnerships during the second quarter of 2011. The Partnership’s investment balance in both Sitka III Associates and Soldotna Associates was zero at March 31, 2012 and December 31, 2011.

On June 15, 2011, the Partnership sold its limited partnership interest in Torres del Plata II Limited Partnership to a third party and received net proceeds of approximately $25,000, which was recognized as gain from sales of limited partnership interests in Local Partnerships during the second quarter of 2011. The Partnership’s investment balance in Torres del Plata II was zero at March 31, 2012 and December 31, 2011.

During November 2011, the Partnership entered into an assignment and assumption agreement with a third party affiliated with the operating general partner of Countryside North American Partners, L.P. (“Countryside”). The agreement provided for an assignment of the Partnership’s 99% limited partnership interest in Countryside for $3,700,000. The assignment was subject to the consent of the Executive Director of New Jersey Housing and Mortgage Finance Agency which was received during December 2011. Upon receipt of approval from the Executive Director of New Jersey Housing and Mortgage Finance Agency, the assignment of the Partnership’s 99% limited partnership interest in Countryside became effective on December 30, 2011. Pursuant to the terms of the assignment agreement, the Partnership received a deposit of $150,000 in cash and a promissory note in the principal amount of $3,550,000 in December 2011. The promissory note had a maturity date of June 30, 2012 and bore interest at the annual rate of two percent if paid on or before March 31, 2012 and seven percent if paid after March 31, 2012. At March 31, 2012 and December 31, 2011, this sale was accounted for under the deposit method, as it lacked adequate initial investment by the buyer to qualify as a sale transaction. Accordingly, the Partnership recorded deferred revenues of $145,000 (cash portion of the sales price received less $5,000 of expenses incurred in connection with the assignment) and excluded the promissory note from its assets at March 31, 2012 and December 31, 2011. During the first quarter of 2012, the Partnership accrued approximately $43,000 of New Jersey taxes associated with the sale which reduced the deferred revenue balance at March 31, 2012. Upon collection of the promissory note the Partnership will recognize a gain from sale of limited partnership interest and interest income upon receipt of any interest collected. The Partnership has no investment balance remaining in this Local Partnership at March 31, 2012 and December 31, 2011 and has accounted for the investment as asset held for sale at March 31, 2012 and December 31, 2011. Subsequent to March 31, 2012, the Partnership received approximately $3,563,000 in payment of the note receivable and accrued interest. The Partnership expects to recognize a gain from sale of limited partnership interest of approximately $3,652,000 during the second quarter of 2012.

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

The second mortgage accrues interest at a fixed rate of 6.11%.  Semiannual payments from 50% of surplus cash are required and the note matures in July of 2031.  There is an option to the noteholder to accelerate maturity of the second mortgage after October of 2008. There have been no payments made on the loan. Michigan Beach generated surplus cash for the year ended December 31, 2011. The accrued interest balance at March 31, 2012 was approximately $2,887,000. The Partnership recognized approximately $55,000 and $59,000 in equity in loss from Michigan Beach during the three months ended March 31, 2012 and 2011, respectively, and reduced the carrying value of the mortgage note receivable. In addition, the Partnership recognized an impairment charge of $50,000 during the year ended December 31, 2011 to reduce the mortgage note receivable to its estimated value. The Partnership currently expects to receive payment in full on the second mortgage from Michigan Beach upon ultimate sale of the property, however, the Partnership has fully reserved any additional accrued interest.

The following is a summary of the mortgage note receivable activity for the three months ended March 31, 2012 (in thousands):

Mortgage note receivable balance, beginning of period	$ 3,674
Equity in losses of Local Partnership	(55)
Mortgage note receivable balance, end of period	$ 3,619

Note 4 – Transactions with Affiliated Parties

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner for the following fees:

(a)   An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) at the beginning of the year is payable to the General Partner. For the three months ended March 31, 2012 and 2011, partnership management fees in the amount of approximately $27,000 and $46,000, respectively, were recorded as an expense.

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

(c)   The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $7,000 and $10,000 for the three months ended March 31, 2012 and 2011, respectively, and is included in general and administrative expenses.

NTC-II or another affiliate of the General Partner is the Local Operating General Partner in one of the Partnership's five Local Partnerships at March 31, 2012. In addition, NTC-II is typically either a special limited partner or an administrative general partner in each Local Partnership, in which the Partnership has an investment.

An affiliate of the General Partner managed one property owned by a Local Partnership during the three months ended March 31, 2012 and 2011.  The Local Partnership pays the affiliate property management fees in the amount of five percent of its gross rental revenues and data processing fees. The amounts paid were approximately $26,000 for both the three months ended March 31, 2012 and 2011.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. There were no advances received by the Partnership during the three months ended March 31, 2012 and 2011. The Partnership may receive future advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

Note 5 – Partnership Income Taxes

The Partnership is subject to a New Jersey tax based upon the number of resident and non-resident limited partners and apportionment of income related to the Partnership’s investment in certain Local Partnerships. For the three months ended March 31, 2012 and 2011 the expense related to this tax is reflected in tax expense in the accompanying statements of operations. At December 31, 2011, the Partnership’s estimate of the balance of the tax due for 2011 to the state of New Jersey was approximately $44,000 and this amount was included in accounts payable and accrued expenses on the accompanying balance sheet as of December 31, 2011. The actual balance of the tax due for 2011 was approximately $87,000 and was paid subsequent to March 31, 2012. The additional tax owed for 2011 taxes is attributable to the sale of interest in Countryside as discussed above. The Partnership’s estimate of the tax due for 2012 is approximately $12,000 of which approximately $3,000 has been accrued at March 31, 2012 and is included in accounts payable and accrued expenses on the accompanying balance sheet. The Partnership accrued the additional $43,000 owed for 2011 taxes during the three months ended March 31, 2012 and this amount is reflected as a reduction in deferred revenue on the accompanying balance sheet as it will ultimately reduce the gain on sale.

Note 6 – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At March 31, 2012, the Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

Note 7 – Contingencies

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

As of March 31, 2012 and December 31, 2011, the Partnership had cash and cash equivalents of approximately $2,062,000 and $2,144,000, respectively.  The decrease in cash and cash equivalents of approximately $82,000 is due to approximately $82,000 of cash used in operating activities.

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

An infrequent source of funds for the Partnership would be from proceeds received as a result of a sale of Local Partnership’s investment property or from the sale of the Partnership’s interest in a Local Partnership. In this regard, on February 4, 2011 the Partnership sold its limited partnership interest in Pineview Terrace for $1,000,000. The Partnership’s investment balance in Pineview Terrace was zero at March 31, 2012 and December 31, 2011.

During November 2011, the Partnership entered into an assignment and assumption agreement with a third party affiliated with the operating general partner of Countryside North American Partners, L.P. (“Countryside”). The agreement provided for an assignment of the Partnership’s 99% limited partnership interest in Countryside for $3,700,000. The assignment was subject to the consent of the Executive Director of New Jersey Housing and Mortgage Finance Agency which was received during December 2011. Upon receipt of approval from the Executive Director of New Jersey Housing and Mortgage Finance Agency, the assignment of the Partnership’s 99% limited partnership interest in Countryside became effective on December 30, 2011. Pursuant to the terms of the assignment agreement, the Partnership received a deposit of $150,000 in cash and a promissory note in the principal amount of $3,550,000 in December 2011. The promissory note had a maturity date of June 30, 2012 and bore interest at the annual rate of two percent if paid on or before March 31, 2012 and seven percent if paid after March 31, 2012. At March 31, 2012 and December 31, 2011, this sale was accounted for under the deposit method, as it lacked adequate initial investment by the buyer to qualify as a sale transaction. Accordingly, the Partnership recorded deferred revenues of $145,000 (cash portion of the sales price received less $5,000 of expenses incurred in connection with the assignment) and excluded the promissory note from its assets at March 31, 2012 and December 31, 2011. During the first quarter of 2012, the Partnership accrued approximately $43,000 of New Jersey taxes associated with the sale which reduced the deferred revenue balance at March 31, 2012. Upon collection of the promissory note the Partnership will recognize a gain from sale of limited partnership interest and interest income upon receipt of any interest collected. The Partnership has no investment balance remaining in this Local Partnership at March 31, 2012 and December 31, 2011 and has accounted for the investment as asset held for sale at March 31, 2012 and December 31, 2011. Subsequent to March 31, 2012, the Partnership received approximately $3,563,000 in payment of the note receivable and accrued interest. The Partnership expects to recognize a gain from sale of limited partnership interest of approximately $3,652,000 during the second quarter of 2012.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. There were no advances received by the Partnership during the three months ended March 31, 2012 and 2011. The Partnership may receive future advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

Results of Operations

The Partnership was formed to provide various benefits to its Limited Partners. It is not expected that any of the Local Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to Limited Partners in any material amount. The Partnership accounts for its investments in the Local Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Partnerships. The investments in four of the five Local Partnerships have been reduced to zero as of March 31, 2012, however, as discussed in Note 3 included in the financial statements in “Item 1. Financial Statements”, during 2006 the Partnership acquired the mortgage note receivable with respect to a Local Partnership that is obligated under the mortgage note.

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

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  During the three months ended March 31, 2012 and 2011, the Partnership recognized equity in loss and amortization of acquisition costs of approximately $55,000 and $59,000, respectively, from one Local Partnership, Michigan Beach, that reduced the carrying amount of the mortgage note receivable due from the Local Partnership.

At times, advances are made to Local Partnerships in order to preserve the ability to receive applicable tax credits.  Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero are charged to expense. The Partnership did not make any advances during the three months ended March 31, 2012 and 2011.

At March 31, 2012, the investment balance in four of the five Local Partnerships had been reduced to zero.

The Partnership’s net loss for the three months ended March 31, 2012 was approximately $116,000 compared to net income of approximately $833,000 for the three months ended March 31, 2011. The decrease in net income is due to a decrease in gain from sale of limited partnership interest in Local Partnership, partially offset by decreases in loss from partnership operations and equity in loss of Local Partnerships and amortization of acquisition costs.

A recurring Partnership expense is the annual partnership management fee.  The fee, as defined in the Partnership Agreement, is payable to the General Partner and is calculated at 0.5% of the Partnership’s invested assets as of the beginning of the year.  The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of Partnership affairs. During the three months ended March 31, 2012 and 2011, management fees were approximately $27,000 and $46,000, respectively. The decrease in management fees is due to the loss of investment in five Local Partnerships during 2011.

Operating expenses, exclusive of the management fee, consist of legal and accounting expenses for services rendered to the Partnership, tax expense and general and administrative expenses. Legal and accounting expenses were approximately $20,000 and $16,000 for the three months ended March 31, 2012 and 2011, respectively. General and administrative expenses were approximately $10,000 and $11,000 for the three months ended March 31, 2012 and 2011, respectively. The Partnership is subject to a New Jersey partner tax. For the three months ended March 31, 2012 and 2011, the expense was approximately $4,000 and $35,000, respectively. Legal and accounting expense increased due to legal costs incurred in connection with the sale of partnership interests which fluctuate based on when the sales occur. The decrease in tax expense is due to a decrease in the portion of the New Jersey tax that is based on the apportionment of income related to the Partnership’s investment in certain Local Partnerships.

During November 2011, the Partnership entered into an assignment and assumption agreement with a third party affiliated with the operating general partner of Countryside North American Partners, L.P. (“Countryside”). The agreement provided for an assignment of the Partnership’s 99% limited partnership interest in Countryside for $3,700,000. The assignment was subject to the consent of the Executive Director of New Jersey Housing and Mortgage Finance Agency which was received during December 2011. Upon receipt of approval from the Executive Director of New Jersey Housing and Mortgage Finance Agency, the assignment of the Partnership’s 99% limited partnership interest in Countryside became effective on December 30, 2011. Pursuant to the terms of the assignment agreement, the Partnership received a deposit of $150,000 in cash and a promissory note in the principal amount of $3,550,000 in December 2011. The promissory note had a maturity date of June 30, 2012 and bore interest at the annual rate of two percent if paid on or before March 31, 2012 and seven percent if paid after March 31, 2012. At March 31, 2012 and December 31, 2011, this sale was accounted for under the deposit method, as it lacked adequate initial investment by the buyer to qualify as a sale transaction. Accordingly, the Partnership recorded deferred revenues of $145,000 (cash portion of the sales price received less $5,000 of expenses incurred in connection with the assignment) and excluded the promissory note from its assets at March 31, 2012 and December 31, 2011. During the first quarter of 2012, the Partnership accrued approximately $43,000 of New Jersey taxes associated with the sale which reduced the deferred revenue balance at March 31, 2012. Upon collection of the promissory note the Partnership will recognize a gain from sale of limited partnership interest and interest income upon receipt of any interest collected. The Partnership has no investment balance remaining in this Local Partnership at March 31, 2012 and December 31, 2011 and has accounted for the investment as asset held for sale at March 31, 2012 and December 31, 2011. Subsequent to March 31, 2012, the Partnership received approximately $3,563,000 in payment of the note receivable and accrued interest. The Partnership expects to recognize a gain from sale of limited partnership interest of approximately $3,652,000 during the second quarter of 2012.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, Aimco and its affiliates owned 397.0 limited partnership interests (the "Units") in the Partnership representing 0.55% of the outstanding Units at March 31, 2012. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Aimco its sole stockholder.

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

At March 31, 2012 and December 31, 2011, the Partnership holds variable interests in five VIEs for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

The five VIEs at March 31, 2012 consist of Local Partnerships that are directly engaged in the ownership and management of five apartment properties with a total of 674 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $3,619,000 and $3,674,000 at March 31, 2012 and December 31, 2011, respectively. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Revenue Recognition – Deposit Method

Profit on the sale of limited partnership interests shall not be recognized under the full accrual method until all of the following criteria are met:  a sale is consummated, the buyer’s initial and continuing investments are adequate, the seller’s receivable is not subject to future subordination and the risks of ownership have transferred to the buyer.  The Partnership recognizes gains on sale of limited partnership interests using the deposit method when all of the criteria for the full accrual method are not met. Under the deposit method no gain is recognized, no receivable from the buyer is recorded at the closing date and any cash received from the buyer is reported as a deposit liability on the balance sheet. The Partnership continues to carry the investment on its financial statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

By: National Partnership Investments Corp.
General Partner

Date: May 11, 2012	By: /s/John Bezzant
John Bezzant
Executive Vice President

Date: May 11, 2012	By: /s/Stephen B. Waters
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

101                                    XBRL (Extensible Business Reporting Language). The following materials from National Tax Credit Investors II’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ (deficiency) capital, (iv) statements of cash flows, and (v) notes to financial statements (1)

(1)         As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.