Form 10-Q
period 2012-09-30
NATIONAL TAX CREDIT INVESTORS II
filed 2012-11-02
CIK 859921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

NATIONAL TAX CREDIT INVESTORS II

BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30,	December 31,
	2012	2011

ASSETS

Investments in and advances to Local Partnerships	$ --	$ --
Cash and cash equivalents	5,192	2,144
Mortgage note receivable	3,644	3,674
Accounts receivable	19	--
Accounts receivable – limited partners	181	--
Other assets	57	--
Total assets	$ 9,093	$ 5,818

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses	$ 34	$ 82
Deferred revenue	--	145
Total liabilities	34	227

Contingencies	--	--

Partners' (deficiency) capital:
General partner	(538)	(573)
Limited partners	9,597	6,164
Total partners’ (deficiency) capital	9,059	5,591
Total liabilities and partners' (deficiency) capital	$ 9,093	$ 5,818

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per interest data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues:
Interest income	$ --	$ --	$ 12	$ --
Other income	19	--	19	--
Total revenues	19	--	31	--

Operating expenses:
Management fees – general partner	27	46	80	139
General and administrative	9	15	35	45
Tax expense	3	22	10	79
Legal and accounting	17	12	60	49
Total operating expenses	56	95	185	312

Loss from partnership operations	(37)	(95)	(154)	(312)
Gain from sales of limited partnership
interests in Local Partnerships	--	--	3,652	1,031
Distributions from Local Partnerships
recognized as income	--	--	--	10
Equity in income (loss) of Local
Partnerships and amortization of
acquisition costs	68	29	(30)	(37)

Net income (loss)	$ 31	$ (66)	$3,468	$ 692

Net income (loss) allocated to general
partner (1%)	$ --	$ (1)	$ 35	$ 7
Net income (loss) allocated to limited
partners (99%)	$ 31	$ (65)	$3,433	$ 685

Net income (loss) per limited partnership
interest	$ 0.43	$(0.90)	$47.55	$ 9.48

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENT OF CHANGES IN PARTNERS’ (DEFICIENCY) CAPITAL

(Unaudited)

(In thousands)

	General	Limited
	Partner	Partners	Total

Partners’ (deficiency) capital,	$ (573)	$ 6,164	$ 5,591
December 31, 2011

Net income for the nine months
ended September 30, 2012	35	3,433	3,468

Partners’ (deficiency) capital,
September 30, 2012	$ (538)	$ 9,597	$ 9,059

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$ 3,468	$ 692
Adjustments to reconcile net income to net cash used in
operating activities:
Gain from sales of limited partnership interests in Local
Partnerships	(3,652)	(1,031)
Equity in loss of Local Partnerships and amortization
of acquisition costs	30	37
Change in accounts:
Accounts receivable	(19)	--
Accounts receivable – limited partners	(181)	--
Other assets	(57)	--
Accounts payable and accrued expenses	(91)	(19)
Net cash used in operating activities	(502)	(321)

Cash flows provided by investing activities:
Proceeds from sales of limited partnership interests in
Local Partnerships	3,550	1,031

Net increase in cash and cash equivalents	3,048	710
Cash and cash equivalents, beginning of period	2,144	1,368

Cash and cash equivalents, end of period	$ 5,192	$ 2,078

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring items) considered necessary for a fair presentation. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.

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

At September 30, 2012 and December 31, 2011, the Partnership had outstanding 72,205 limited partnership interests.

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

Mortgage Note Receivable

The Partnership reviews its mortgage note receivable whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  The Partnership has recorded its mortgage note receivable at September 30, 2012 and December 31, 2011 at the amount at which the Partnership acquired the mortgage note receivable during 2006 less equity in loss recognized with respect to the Local Partnership that is obligated under the mortgage note.  No impairment was recognized during the nine months ended September 30, 2012 or 2011.  See “Note 3 – Mortgage Note Receivable” for further information.

Impairment of Long-Lived Assets

The Partnership reviews long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment loss was recognized during the nine months ended September 30, 2012 and 2011.

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners’ share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 72,205 and 72,270 for the three and nine month periods ended September 30, 2012 and 2011, respectively.

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

At September 30, 2012 and December 31, 2011, the Partnership holds variable interests in 4 and 5 VIEs, respectively, for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership.  In making this determination, the Partnership considered the following factors:

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

The 4 VIEs at September 30, 2012 consist of Local Partnerships that are directly engaged in the ownership and management of 4 apartment properties with a total of 494 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $3,644,000 and $3,674,000 at September 30, 2012 and December 31, 2011, respectively. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Note 2 - Investments In and Advances to Local Partnerships

As of September 30, 2012 the Partnership holds limited partnership interests in 4 Local Partnerships, located in four states. As a limited partner of the Local Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their properties (the "Apartment Complexes"). The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

At September 30, 2012 and December 31, 2011, the Local Partnerships own residential projects consisting of 494 and 674 apartment units, respectively. During the nine months ended September 30, 2012, the Partnership sold its limited partnership interest in one of the Local Partnerships owning residential projects consisting of 180 apartment units.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges. See “Note 1 – Organization and Summary of Significant Accounting Policies” for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the nine months ended September 30, 2011, the Partnership received approximately $10,000 in operating distributions from three Local Partnerships in which it does not have an investment balance, which was recognized as income in the statements of operations for the nine months ended September 30, 2011, as these distributions were received from Local Partnerships in which the Partnership’s investment balance had previously been reduced to zero. There were no such distributions received in 2012.

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

As of September 30, 2012 and December 31, 2011, the investment balance in three of the four and four of the five Local Partnerships, respectively, had been reduced to zero. The Partnership’s remaining investment balance relates to the mortgage note receivable, which is discussed in “Note 3 – Mortgage Note Receivable”.

At times, advances are made to Local Partnerships in order to preserve the ability to receive applicable tax credits. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero are charged to expense. The Partnership made an advance of less than $1,000 to Michigan Beach during the three and nine months ended September 30, 2012, for filing fees associated with management of the property. The Partnership did not make any advances during the nine months ended September 30, 2011. While not obligated to make advances to any of the Local Partnerships, the Partnership may make future advances in order to protect its economic investment in the Local Partnerships.

The following are estimated unaudited condensed combined statements of operations for the three and nine months ended September 30, 2012 and 2011 for the Local Partnerships in which the Partnership has investments (in thousands). The 2012 and 2011 amounts exclude Pineview Terrace, for which the Partnership sold its limited partnership interest in February 2011; Sitka III, Soldotna Apartments, and Torres Del Plata II, for which the Partnership sold its limited partnership interests in June 2011; and Countryside Place, for which the Partnership sold its limited partnership interest in April 2012.

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

Revenues:
Rental and other income	$ 899	$ 893	$ 2,732	$ 2,659

Expenses:
Operating expenses	720	636	2,167	2,038
Interest	231	230	693	690
Depreciation and amortization	209	211	627	635
Total expenses	1,160	1,077	3,487	3,363

Loss from continuing operations	$ (261)	$ (184)	$ (755)	$ (704)

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

During November 2011, the Partnership entered into an assignment and assumption agreement with a third party affiliated with the operating general partner of Countryside North American Partners, L.P. (“Countryside”). The agreement provided for an assignment of the Partnership’s 99% limited partnership interest in Countryside for $3,700,000. The assignment was subject to the consent of the Executive Director of New Jersey Housing and Mortgage Finance Agency which was received during December 2011. Upon receipt of approval from the Executive Director of New Jersey Housing and Mortgage Finance Agency, the assignment of the Partnership’s 99% limited partnership interest in Countryside became effective on December 30, 2011. Pursuant to the terms of the assignment agreement, the Partnership received a deposit of $150,000 in cash and a promissory note in the principal amount of $3,550,000 in December 2011. The promissory note had a maturity date of June 30, 2012 and bore interest at the annual rate of two percent if paid on or before March 31, 2012 and seven percent if paid after March 31, 2012. At December 31, 2011, this sale was accounted for under the deposit method, as it lacked adequate initial investment by the buyer to qualify as a sale transaction. Accordingly, the Partnership recorded deferred revenues of $145,000 (cash portion of the sales price received less $5,000 of expenses incurred in connection with the assignment) and excluded the promissory note from its assets at December 31, 2011. During the nine months ended September 30, 2012, the Partnership paid approximately $43,000 of New Jersey taxes associated with the sale, which was recognized as a reduction to the gain. During the nine months ended September 30, 2012, the Partnership received approximately $3,562,000 in payment of the note receivable of approximately $3,550,000 and accrued interest of approximately $12,000. The Partnership recognized a gain from sale of limited partnership interest of approximately $3,652,000 and interest income of approximately $12,000 during the nine months ended September 30, 2012. The Partnership had no investment balance remaining in this Local Partnership at the date of assignment and accounted for the investment as an asset held for sale at December 31, 2011.

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

The second mortgage accrues interest at a fixed rate of 6.11%.  Semiannual payments from 50% of surplus cash are required and the note matures in July of 2031.  There is an option to the noteholder to accelerate maturity of the second mortgage after October of 2008. There have been no payments made on the loan. The Partnership recognized approximately $30,000 and $37,000  in equity in loss from Michigan Beach during the nine months ended September 30, 2012 and 2011, respectively, and reduced the carrying value of the mortgage note receivable. In addition, the Partnership recognized an impairment charge of $50,000 during the year ended December 31, 2011 to reduce the mortgage note receivable to its estimated value. The Partnership currently expects to receive payment in full on the second mortgage from Michigan Beach upon ultimate sale of the property, however, the Partnership has fully reserved any additional accrued interest.

The following is a summary of the mortgage note receivable activity for the nine months ended September 30, 2012 (in thousands):

Nine Months Ended September 30, 2012
Mortgage note receivable balance, beginning of period	$ 3,674
Equity in losses of Local Partnership	(30)
Mortgage note receivable balance, end of period	$ 3,644

Note 4 – Transactions with Affiliated Parties

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner for the following fees:

(a)   An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) at the beginning of the year is payable to the General Partner. For the nine months ended September 30, 2012 and 2011, partnership management fees in the amount of approximately $80,000 and $139,000, respectively, were recorded as an expense.

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

(c)   The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $22,000 and $30,000 for the nine months ended September 30, 2012 and 2011, respectively, and is included in general and administrative expenses.

NTC-II or another affiliate of the General Partner is the Local Operating General Partner in one of the Partnership's four Local Partnerships at September 30, 2012. In addition, NTC-II is typically either a special limited partner or an administrative general partner in each Local Partnership in which the Partnership has an investment.

An affiliate of the General Partner managed one property owned by a Local Partnership during the nine months ended September 30, 2012 and 2011.  The Local Partnership pays the affiliate property management fees in the amount of five percent of its gross rental revenues and data processing fees. The amounts paid were approximately $81,000 and $79,000 for the nine months ended September 30, 2012 and 2011, respectively.  Subsequent to September 30, 2012, the affiliate ceased to manage the property and management was transferred to a third party.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. There were no advances received by the Partnership during the nine months ended September 30, 2012 and 2011. The Partnership may receive future advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

Note 5 – Partnership Income Taxes

The Partnership is subject to a New Jersey tax based upon the number of resident and non-resident limited partners and apportionment of income related to the Partnership’s investment in certain Local Partnerships. For the nine months ended September 30, 2012 and 2011 the expense related to this tax is reflected in tax expense in the accompanying statements of operations. At December 31, 2011, the Partnership’s estimate of the balance of the tax due for 2011 to the state of New Jersey was approximately $44,000 and this amount was included in accounts payable and accrued expenses on the accompanying balance sheet as of December 31, 2011. The actual balance of the tax due for 2011 was approximately $87,000 and was paid during the nine months ended September 30, 2012. The additional tax of approximately $43,000 owed for 2011 taxes is attributable to the sale of interest in Countryside as discussed above and is included as a reduction of gain on sale during the nine months ended September 30, 2012. In addition, during the nine months ended September 30, 2012, the Partnership paid approximately $66,000 as a required deposit for estimated 2012 New Jersey taxes, which is based on half of the previous year’s taxes. However, the Partnership’s estimate of the actual tax due for 2012 is approximately $12,000, of which approximately $3,000 and $9,000 has been recognized as expense during the three and nine months ended September 30, 2012, respectively. The remaining balance paid of approximately $57,000 is reflected as an other asset on the accompanying balance sheet at September 30, 2012.

Note 6 – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At September 30, 2012, the Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

As of September 30, 2012 and December 31, 2011, the Partnership had cash and cash equivalents of approximately $5,192,000 and $2,144,000, respectively.  The increase in cash and cash equivalents of approximately $3,048,000 is due to approximately $3,550,000 of cash provided by investing activities, partially offset by approximately $502,000 of cash used in operating activities. Cash provided by investing activities consisted of proceeds from the sale of the Partnership’s limited partnership interest in one Local Partnership.

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

During November 2011, the Partnership entered into an assignment and assumption agreement with a third party affiliated with the operating general partner of Countryside North American Partners, L.P. (“Countryside”). The agreement provided for an assignment of the Partnership’s 99% limited partnership interest in Countryside for $3,700,000. The assignment was subject to the consent of the Executive Director of New Jersey Housing and Mortgage Finance Agency which was received during December 2011. Upon receipt of approval from the Executive Director of New Jersey Housing and Mortgage Finance Agency, the assignment of the Partnership’s 99% limited partnership interest in Countryside became effective on December 30, 2011. Pursuant to the terms of the assignment agreement, the Partnership received a deposit of $150,000 in cash and a promissory note in the principal amount of $3,550,000 in December 2011. The promissory note had a maturity date of June 30, 2012 and bore interest at the annual rate of two percent if paid on or before March 31, 2012 and seven percent if paid after March 31, 2012. At December 31, 2011, this sale was accounted for under the deposit method, as it lacked adequate initial investment by the buyer to qualify as a sale transaction. Accordingly, the Partnership recorded deferred revenues of $145,000 (cash portion of the sales price received less $5,000 of expenses incurred in connection with the assignment) and excluded the promissory note from its assets at December 31, 2011. During the nine months ended September 30, 2012, the Partnership paid approximately $43,000 of New Jersey taxes associated with the sale, which was recognized as a reduction to the gain. During the nine months ended September 30, 2012, the Partnership received approximately $3,562,000 in payment of the note receivable of approximately $3,550,000 and accrued interest of approximately $12,000. The Partnership recognized a gain from sale of limited partnership interest of approximately $3,652,000 and interest income of approximately $12,000 during the nine months ended September 30, 2012. The Partnership had no investment balance remaining in this Local Partnership at the date of assignment and accounted for the investment as an asset held for sale at December 31, 2011.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. There were no advances received by the Partnership during the nine months ended September 30, 2012 and 2011. The Partnership may receive future advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

Results of Operations

The Partnership was formed to provide various benefits to its Limited Partners. It is not expected that any of the Local Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to Limited Partners in any material amount. The Partnership accounts for its investments in the Local Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Partnerships. The investments in three of the four Local Partnerships have been reduced to zero as of September 30, 2012. As discussed in Note 3 included in the financial statements in “Item 1. Financial Statements”, during 2006 the Partnership acquired the mortgage note receivable with respect to a Local Partnership that is obligated under the mortgage note.

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

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  During the nine months ended September 30, 2012 and 2011, the Partnership recognized equity in loss and amortization of acquisition costs of approximately $30,000 and $37,000, respectively, from one Local Partnership, Michigan Beach, that reduced the carrying amount of the mortgage note receivable due from the Local Partnership. During the nine months ended September 30, 2011, the Partnership received approximately $10,000 in operating distributions from three Local Partnerships, which was recognized as income in the statements of operations for the nine months ended September 30, 2011 as these distributions were received from Local Partnerships in which the Partnership’s investment balance had previously been reduced to zero. There were no such distributions received in 2012.

At times, advances are made to Local Partnerships in order to preserve the ability to receive applicable tax credits. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero are charged to expense. The Partnership made an advance of less than $1,000 to Michigan Beach during the three and nine months ended September 30, 2012, for filing fees associated with management of the property. The Partnership did not make any advances during the nine months ended September 30, 2011. While not obligated to make advances to any of the Local Partnerships, the Partnership may make future advances in order to protect its economic investment in the Local Partnerships.

At September 30, 2012, the investment balance in three of the four Local Partnerships had been reduced to zero.

The Partnership’s net income for the three and nine months ended September 30, 2012 was approximately $31,000 and $3,468,000, respectively, compared to net loss of approximately $66,000 and net income of approximately $692,000 for the three and nine months ended September 30, 2011, respectively. The increase in net income for the three months ended September 30, 2012 is due to a decrease in loss from partnership operations and an increase in equity in income of Local Partnerships and amortization of acquisition costs. The increase in net income for the nine months ended September 30, 2012 is due to an increase in gain from sales of limited partnership interests in Local Partnerships, a decrease in loss from partnership operations and a decrease in equity in loss of Local Partnerships and amortization of acquisition costs, partially offset by a decrease in distributions from Local Partnerships.

A recurring Partnership expense is the annual partnership management fee.  The fee, as defined in the Partnership Agreement, is payable to the General Partner and is calculated at 0.5% of the Partnership’s invested assets as of the beginning of the year.  The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of Partnership affairs. Management fees were approximately $80,000 and $139,000 for the nine months ended September 30, 2012 and 2011, respectively, and approximately $27,000 and $46,000 for the three months ended September 30, 2012 and 2011, respectively. The decrease in management fees is due to the loss of investment in five Local Partnerships during 2011.

Operating expenses, exclusive of the management fee, consist of legal and accounting expenses for services rendered to the Partnership, tax expense and general and administrative expenses. Legal and accounting expenses were approximately $60,000 and $49,000 for the nine months ended September 30, 2012 and 2011, respectively, and approximately $17,000 and $12,000 for the three months ended September 30, 2012 and 2011, respectively. General and administrative expenses were approximately $35,000 and $45,000 for the nine months ended September 30, 2012 and 2011, respectively, and approximately $9,000 and $15,000 for the three months ended September 30, 2012 and 2011, respectively. The Partnership is subject to a New Jersey partner tax, which is included in tax expense. For the nine months ended September 30, 2012 and 2011, tax expense was approximately $10,000 and $79,000, respectively, and for the three months ended September 30, 2012 and 2011, the expense was approximately $3,000 and $22,000, respectively. Legal and accounting expense increased for the nine month period primarily due to an increase in legal expenses. Legal expense increased due to costs associated with the sale of partnership interests which fluctuate based on when the sales occur. Legal and accounting expense increased for the three month period primarily due to an increase in audit fees. The decrease in general and administrative expense for the three and nine month periods is primarily due to a decrease in reimbursements of administrative costs paid to NAPICO. The decrease in tax expense for the three and nine month periods is due to a decrease in the portion of the New Jersey tax that is based on the apportionment of income related to the Partnership’s investment in certain Local Partnerships.

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

During November 2011, the Partnership entered into an assignment and assumption agreement with a third party affiliated with the operating general partner of Countryside North American Partners, L.P. (“Countryside”). The agreement provided for an assignment of the Partnership’s 99% limited partnership interest in Countryside for $3,700,000. The assignment was subject to the consent of the Executive Director of New Jersey Housing and Mortgage Finance Agency which was received during December 2011. Upon receipt of approval from the Executive Director of New Jersey Housing and Mortgage Finance Agency, the assignment of the Partnership’s 99% limited partnership interest in Countryside became effective on December 30, 2011. Pursuant to the terms of the assignment agreement, the Partnership received a deposit of $150,000 in cash and a promissory note in the principal amount of $3,550,000 in December 2011. The promissory note had a maturity date of June 30, 2012 and bore interest at the annual rate of two percent if paid on or before March 31, 2012 and seven percent if paid after March 31, 2012. At December 31, 2011, this sale was accounted for under the deposit method, as it lacked adequate initial investment by the buyer to qualify as a sale transaction. Accordingly, the Partnership recorded deferred revenues of $145,000 (cash portion of the sales price received less $5,000 of expenses incurred in connection with the assignment) and excluded the promissory note from its assets at December 31, 2011. During the nine months ended September 30, 2012, the Partnership paid approximately $43,000 of New Jersey taxes associated with the sale, which was recognized as a reduction to the gain. During the nine months ended September 30, 2012, the Partnership received approximately $3,562,000 in payment of the note receivable of approximately $3,550,000 and accrued interest of approximately $12,000. The Partnership recognized a gain from sale of limited partnership interest of approximately $3,652,000 and interest income of approximately $12,000 during the nine months ended September 30, 2012. The Partnership had no investment balance remaining in this Local Partnership at the date of assignment and accounted for the investment as an asset held for sale at December 31, 2011.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, Aimco and its affiliates owned 397.0 limited partnership interests (the "Units") in the Partnership representing 0.55% of the outstanding Units at September 30, 2012. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Aimco its sole stockholder.

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

At September 30, 2012 and December 31, 2011, the Partnership holds variable interests in 4 and 5 VIEs, respectively, for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

The 4 VIEs at September 30, 2012 consist of Local Partnerships that are directly engaged in the ownership and management of 4 apartment properties with a total of 494 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $3,644,000 and $3,674,000 at September 30, 2012 and December 31, 2011, respectively. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

By: National Partnership Investments Corp.
General Partner

Date: November 2, 2012	By: /s/John Bezzant
John Bezzant
Executive Vice President

Date: November 2, 2012	By: /s/Stephen B. Waters
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

101                             XBRL (Extensible Business Reporting Language). The following materials from National Tax Credit Investors II’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ (deficiency) capital, (iv) statements of cash flows, and (v) notes to financial statements (1)

(1)         As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.