Form 10-K
period 2012-12-31
NATIONAL TAX CREDIT INVESTORS II
filed 2013-04-01
CIK 859921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

80 International Drive

Greenville, South Carolina 29615

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes  [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

                                       PART I

Item 1.     Business

National Tax Credit Investors II (“NTCI-II” or the “Partnership”) is a limited partnership formed under the California Revised Local Partnership Act as of January 12, 1990. The Partnership was formed to invest primarily in other limited partnerships (“Local Partnerships”) which own and operate multifamily housing complexes that are eligible for low income housing federal income tax credits (the “Housing Tax Credit”). The general partner of the Partnership is National Partnership Investments, LLC (the “General Partner” or “NAPICO”), a California limited liability company. The General Partner is a subsidiary of Bethesda Holdings II, LLC, a privately held real estate asset management company (“Bethesda”). Bethesda acquired the General Partner on December 19, 2012, pursuant to an option agreement with Aimco/Bethesda Holdings, Inc., a subsidiary of Apartment Investment and Management Company (“Aimco”), a publicly traded real estate investment trust. The business of the Partnership is conducted primarily by NAPICO. The Partnership shall continue in full force and effect until December 31, 2030, unless terminated earlier pursuant to the Partnership Agreement or law.

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

Prior to 2011, the Partnership lost its interest in 28 Local Partnerships through the sale of the property held by the Local Partnership, foreclosure, or the sale of Partnership interests. During 2011, the Partnership sold its limited partnership interest in four of the Local Partnerships owning residential projects consisting of 237 apartment units. During 2012, the Partnership sold its limited partnership interest in one of the Local Partnerships owning residential projects consisting of 180 apartment units.  As of December 31, 2012, the Partnership holds limited partnership interests in four Local Partnerships located in four states. Each of these Local Partnerships owns a project that is eligible for the Housing Tax Credit. One of the Local Partnerships also benefits from government programs promoting low or moderate income housing.

The projects owned by the Local Partnerships in which NTCI-II has invested were developed by the local operating general partners (the “Local Operating General Partners”) who acquired the sites and applied for applicable mortgages and subsidies, if any. NTCI-II became the principal limited partner in these Local Partnerships pursuant to arm's-length negotiations with the Local Operating General Partners.  As a limited partner, NTCI-II's liability for obligations of the Local Partnership is limited to NTCI-II’s investment. The Local Operating General Partner of the Local Partnership retains responsibility for developing, constructing, maintaining, operating and managing the Projects. Under certain circumstances, an affiliate of NAPICO or NTCI-II may act as the Local Operating General Partner.  An affiliate of NAPICO, National Tax Credit Inc. II ("NTC-II") is acting either as a special limited partner or non-managing administrative general partner (the “Administrative General Partner”) of each Local Partnership in which the Partnership has an investment.

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Item 1A.    Risk Factors

Not applicable.

Item 2.     Properties

During 2012, most of the projects in which NTCI-II had invested were substantially rented. The following is a schedule of the occupancy status as of December 31, 2012 and 2011 of the projects owned by Local Partnerships in which NTCI-II is a limited partner.

SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS

IN WHICH NTCI-II HAS AN INVESTMENT

DECEMBER 31, 2012

			Units
		Financed,	Authorized	Occupancy
		Insured	for Rental	Percentage
		and	Assistance	for the Years Ended
	No. of	Subsidized	Under

December 31,

Name and Location	Units	Under	Section 8	2012	2011

Jamestown Terrace
Jamestown, CA	56	(A)	43	96%	94%
Lincoln Grove Apartments
Greensboro, NC	116	--	--	77%	76%
Michigan Beach Apartments
Chicago, IL	239	--	--	92%	92%
Virginia Park Meadows
Detroit, MI	83	--	--	77%	81%

	494		43

(A)   The mortgage is insured by the Federal Housing Administration under the provisions of Section 515 of the National Housing Act.

The following table details the Partnership’s ownership percentages of the Local Partnerships and the cost of acquisition of such ownership.  All interests are limited partner interests.  The total mortgage and other encumbrances on each property for each of the Local Partnerships as of December 31, 2012 are also included.

	NTCI-II	Original Cost
	Percentage	of Ownership	Mortgage	Notes
Name and Location	Interest	Interest	Notes	Payable
		(in thousands)	(in thousands)	(in thousands)
Jamestown Terrace
Jamestown, CA	98.90%	$ 183	$ 2,712	$ --
Lincoln Grove Apartments
Greensboro, NC	99.00%	840	2,047	--
Michigan Beach Apartments
Chicago, IL	98.90%	1,575	9,073	3,322
Virginia Park Meadows
Detroit, MI	98.90%	248	3,413	422
		$ 2,846	$17,245	$3,744

Although each Local Partnership in which the Partnership has invested owns a project that must compete with other projects for tenants, government mortgage interest and rent subsidies make it possible for some of the Local Partnerships to rent units to eligible tenants at below market rates.  In general, the Partnership believes this insulates the properties from market competition.

During November 2011, the Partnership entered into an assignment and assumption agreement with a third party affiliated with the operating general partner of Countryside North American Partners, L.P. (“Countryside”). The agreement provided for an assignment of the Partnership’s 99% limited partnership interest in Countryside for $3,700,000. The assignment was subject to the consent of the Executive Director of the New Jersey Housing and Mortgage Finance Agency, which was received during December 2011. Upon receipt of approval from the Executive Director of the New Jersey Housing and Mortgage Finance Agency, the assignment of the Partnership’s 99% limited partnership interest in Countryside became effective on December 30, 2011. Pursuant to the terms of the assignment agreement, the Partnership received a deposit of $150,000 in cash and a promissory note in the principal amount of $3,550,000 in December 2011. The promissory note had a maturity date of June 30, 2012 and bore interest at the annual rate of two percent if paid on or before March 31, 2012 and seven percent if paid after March 31, 2012. At December 31, 2011, this sale was accounted for under the deposit method, as it lacked adequate initial investment by the buyer to qualify as a sale transaction. Accordingly, the Partnership recorded deferred revenues of $145,000 (cash portion of the sales price received less $5,000 of expenses incurred in connection with the assignment) and excluded the promissory note from its assets at December 31, 2011. During the year ended December 31, 2012, the Partnership paid approximately $43,000 of New Jersey taxes associated with the sale, which was recognized as a reduction to the gain. During the year ended December 31, 2012, the Partnership received approximately $3,562,000 in payment of the note receivable of approximately $3,550,000 and accrued interest of approximately $12,000. The Partnership recognized a gain from sale of limited partnership interest of approximately $3,652,000 and interest income of approximately $12,000 during the year ended December 31, 2012. The Partnership had no investment balance remaining in this Local Partnership at the date of assignment and accounted for the investment as an asset held for sale at December 31, 2011.

Item 3.     Legal Proceedings

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The limited partnership interests (the “Units”) are not traded on a public exchange but were sold through a public offering managed by PaineWebber Incorporated.  It is not anticipated that any active public market will develop for the purchase and sale of any limited partnership interest, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership.  A Unit may not be transferred but can be assigned only if certain requirements in the Partnership Agreement are satisfied.  At December 31, 2012, there were 2,927 registered holders of 72,032 Units in the Partnership. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to limited partners in circumstances other than refinancing or disposition of its investments in Local Partnerships. There were no distributions from the Partnership during the years ended December 31, 2012 and 2011.

Bethesda and its affiliates owned 397.0 Units in the Partnership representing 0.55% of the outstanding Units in the Partnership at December 31, 2012. It is possible that Bethesda or its affiliates will acquire additional Units in the Partnership either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

Item 6.     Selected Financial Data

Not applicable.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

The General Partner monitors developments in the area of legal and regulatory compliance.

Liquidity and Capital Resources

Some of the properties in which the Partnership has invested, through the Partnership’s investment in Local Partnerships, receive one or more forms of assistance from the Federal Government.  As a result, a Local Partnership’s ability to transfer funds either to the Partnership or among the Local Partnerships in the form of cash distributions, loans or advances may be restricted by these government assistance programs.  These restrictions, however, are not expected to impact the Partnership’s ability to meet its cash obligations.

As of December 31, 2012 and 2011, the Partnership had cash and cash equivalents of approximately $5,163,000 and $2,144,000, respectively. The increase in cash and cash equivalents of approximately $3,019,000 was due to approximately $3,550,000 of cash provided by investing activities, partially offset by approximately $531,000 of cash used in operating activities. Cash provided by investing activities consisted of proceeds from the sale of the Partnership’s limited partnership interest in one Local Partnership.

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

An infrequent source of funds for the Partnership is proceeds received as a result of a sale of a Local Partnership’s investment property or from the sale of the Partnership’s interest in a Local Partnership. In this regard, on February 4, 2011, the Partnership assigned its limited partnership interest in Pineview Terrace for $1,000,000; on June 7, 2011, the Partnership assigned its limited partnership interests in Sitka III Associates and Soldotna Associates for a total of $6,000; and on June 15, 2011, the Partnership sold its limited partnership interest in Torres del Plata II Limited Partnership for approximately $25,000.  The Partnership’s investment balances in Pineview Terrace, Sitka III, Soldotna Associates, and Torres del Plata II, were zero at the date of assignment or sale.

During November 2011, the Partnership entered into an assignment and assumption agreement with a third party affiliated with the operating general partner of Countryside. The agreement provided for an assignment of the Partnership’s 99% limited partnership interest in Countryside for $3,700,000. The assignment was subject to the consent of the Executive Director of the New Jersey Housing and Mortgage Finance Agency, which was received during December 2011. Upon receipt of approval from the Executive Director of the New Jersey Housing and Mortgage Finance Agency, the assignment of the Partnership’s 99% limited partnership interest in Countryside became effective on December 30, 2011. Pursuant to the terms of the assignment agreement, the Partnership received a deposit of $150,000 in cash and a promissory note in the principal amount of $3,550,000 in December 2011. The promissory note had a maturity date of June 30, 2012 and bore interest at the annual rate of two percent if paid on or before March 31, 2012 and seven percent if paid after March 31, 2012. At December 31, 2011, this sale was accounted for under the deposit method, as it lacked adequate initial investment by the buyer to qualify as a sale transaction. Accordingly, the Partnership recorded deferred revenues of $145,000 (cash portion of the sales price received less $5,000 of expenses incurred in connection with the assignment) and excluded the promissory note from its assets at December 31, 2011. During the year ended December 31, 2012, the Partnership paid approximately $43,000 of New Jersey taxes associated with the sale, which was recognized as a reduction to the gain. During the year ended December 31, 2012, the Partnership received approximately $3,562,000 in payment of the note receivable of approximately $3,550,000 and accrued interest of approximately $12,000. The Partnership recognized a gain from sale of limited partnership interest of approximately $3,652,000 and interest income of approximately $12,000 during the year ended December 31, 2012. The Partnership had no investment balance remaining in this Local Partnership at the date of assignment and accounted for the investment as an asset held for sale at December 31, 2011.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. There were no advances received by the Partnership during the years ended December 31, 2012 and 2011. The Partnership may receive future advances of funds from the General Partner, although the General Partner is not obligated to provide such advances.

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

Results of Operations

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once the Partnership’s investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of the Partnership’s investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  During the years ended December 31, 2012 and 2011, the Partnership recognized equity in loss of approximately $141,000 and $37,000, respectively, from one Local Partnership, Michigan Beach, that reduced the carrying amount of the mortgage note receivable due from the Local Partnership. In addition, the Partnership recognized an impairment of $50,000 during the year ended December 31, 2011 to reduce the mortgage note receivable to its expected value.  During the year ended December 31, 2011, the Partnership received approximately $10,000 in operating distributions from three Local Partnerships, which was recognized as income in the statements of operations for the year ended December 31, 2011 as these distributions were received from Local Partnerships in which the Partnership’s investment balance had previously been reduced to zero. There were no such distributions received in 2012.

At times, advances are made to Local Partnerships in order to preserve the ability to receive applicable tax credits. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero are charged to expense. The Partnership made an advance of less than $1,000 to Michigan Beach during the year ended December 31, 2012, for filing fees associated with management of the property.  The Partnership did not make any advances during the year ended December 31, 2011.  Subsequent to December 31, 2012, the Partnership advanced approximately $206,000 to Michigan Beach for operations and capital expenditures.  While not obligated to make advances to any of the Local Partnerships, the Partnership may make future advances in order to protect its economic investment in the Local Partnerships.

At December 31, 2012, the investment balance in three of the four Local Partnerships had been reduced to zero and as of December 31, 2011, the investment balance in four of the five Local Partnerships had been reduced to zero.

The Partnership’s net income for the years ended December 31, 2012 and 2011 was approximately $3,300,000 and $536,000, respectively.  The increase in net income for the year ended December 31, 2012 is due to an increase in gain from sales of limited partnership interests in Local Partnerships, a decrease in loss from partnership operations and a decrease in impairment loss, partially offset by an increase in equity in loss of Local Partnerships and a decrease in distributions from Local Partnerships.

A recurring Partnership expense is the annual partnership management fee.  The fee, as defined in the Partnership Agreement, is payable to the General Partner and is calculated at 0.5% of the Partnership’s invested assets as of the beginning of the year. The management fee represents the annual recurring fee which will be paid to the General Partner for the General Partner’s management of the Partnership’s affairs. For the years ended December 31, 2012 and 2011, management fees were approximately $107,000 and $185,000, respectively. The decrease in management fees is due to the loss of investment in five Local Partnerships during 2011.

Operating expenses, exclusive of the management fee, consist of legal and accounting expenses for services rendered to the Partnership, tax expense and general and administrative expenses. Legal and accounting expenses were approximately $72,000 and $74,000 for the years ended December 31, 2012 and 2011, respectively. General and administrative expenses were approximately $50,000 and $61,000 for the years ended December 31, 2012 and 2011, respectively. The Partnership is subject to a New Jersey partner tax which is included in tax expense. For the years ended December 31, 2012 and 2011, tax expense was approximately $13,000 and $101,000, respectively.  The decrease in general and administrative expense is primarily due to a decrease in reimbursements of administrative costs paid to NAPICO. The decrease in tax expense is due to a decrease in the portion of the New Jersey tax that is based on the apportionment of income related to the Partnership’s investment in certain Local Partnerships.

On February 4, 2011, the Partnership assigned its limited partnership interest in Pineview Terrace to a third party and received net proceeds of $1,000,000, which was recognized as gain from sales of limited partnership interests in Local Partnerships during the year ended December 31, 2011. The Partnership’s investment balance in Pineview Terrace was zero at the date of the assignment.

On June 7, 2011, the Partnership assigned its limited partnership interest in both Sitka III Associates and Soldotna Associates to a third party and received net proceeds of $3,000 for each interest, which was recognized as gain from sales of limited partnership interests in Local Partnerships during the year ended December 31, 2011. The Partnership’s investment balance in both Sitka III Associates and Soldotna Associates was zero at the date of the assignment.

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

During November 2011, the Partnership entered into an assignment and assumption agreement with a third party affiliated with the operating general partner of Countryside. The agreement provided for an assignment of the Partnership’s 99% limited partnership interest in Countryside for $3,700,000. The assignment was subject to the consent of the Executive Director of the New Jersey Housing and Mortgage Finance Agency, which was received during December 2011. Upon receipt of approval from the Executive Director of the New Jersey Housing and Mortgage Finance Agency, the assignment of the Partnership’s 99% limited partnership interest in Countryside became effective on December 30, 2011. Pursuant to the terms of the assignment agreement, the Partnership received a deposit of $150,000 in cash and a promissory note in the principal amount of $3,550,000 in December 2011. The promissory note had a maturity date of June 30, 2012 and bore interest at the annual rate of two percent if paid on or before March 31, 2012 and seven percent if paid after March 31, 2012. At December 31, 2011, this sale was accounted for under the deposit method, as it lacked adequate initial investment by the buyer to qualify as a sale transaction. Accordingly, the Partnership recorded deferred revenues of $145,000 (cash portion of the sales price received less $5,000 of expenses incurred in connection with the assignment) and excluded the promissory note from its assets at December 31, 2011. During the year ended December 30, 2012, the Partnership paid approximately $43,000 of New Jersey taxes associated with the sale, which was recognized as a reduction to the gain. During the year ended December 31, 2012, the Partnership received approximately $3,562,000 in payment of the note receivable of approximately $3,550,000 and accrued interest of approximately $12,000. The Partnership recognized a gain from sale of limited partnership interest of approximately $3,652,000 and interest income of approximately $12,000 during the year ended December 31, 2012. The Partnership had no investment balance remaining in this Local Partnership at the date of assignment and accounted for the investment as an asset held for sale at December 31, 2011.

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

At December 31, 2012 and 2011, the Partnership holds variable interests in four and five VIEs, respectively, for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

The four VIEs at December 31, 2012 consist of Local Partnerships that are directly engaged in the ownership and management of four apartment properties with a total of 494 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $3,533,000 and $3,674,000 at December 31, 2012 and 2011, respectively.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage of 98.90% to 99%. Distributions of surplus cash from operations from three of the Local Partnerships are restricted by the Local Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a percentage, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Partnership. For the other Local Partnership, distributions of surplus cash are not restricted. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Partnership’s partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Partnership.

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges. See “Item 8. Financial Statements and Supplementary Data – Note 1 – Organization and Summary of Significant Accounting Policies” for a description of the Partnership’s impairment policy. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once the Partnership’s investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations.

For those investments where the Partnership has determined that the carrying value of the Partnership’s investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount the Partnership expects to ultimately realize.

Revenue Recognition – Deposit Method

Profit on the sale of limited partnership interests shall not be recognized under the full accrual method until all of the following criteria are met:  a sale is consummated, the buyer’s initial and continuing investments are adequate, the seller’s receivable is not subject to future subordination and the risks of ownership have transferred to the buyer.  The Partnership recognizes gains on sale of limited partnership interests using the deposit method when all of the criteria for the full accrual method are not met. Under the deposit method, no gain is recognized, no receivable from the buyer is recorded at the closing date and any cash received from the buyer is reported as a deposit liability on the balance sheet. The Partnership continues to carry the investment on its financials at December 31, 2011.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.     Financial Statements and Supplementary Data

NATIONAL TAX CREDIT INVESTORS II

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets – December 31, 2012 and 2011

Statements of Operations – Years ended December 31, 2012 and 2011

Statements of Changes in Partners’ (Deficiency) Capital  – Years ended December 31, 2012 and 2011

Statements of Cash Flows – Years ended December 31, 2012 and 2011

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

National Tax Credit Investors II

We have audited the accompanying balance sheets of National Tax Credit Investors II as of December 31, 2012 and 2011, and the related statements of operations, changes in partners' (deficiency) capital and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of National Tax Credit Investors II at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

April 1, 2013

NATIONAL TAX CREDIT INVESTORS II

BALANCE SHEETS

(In thousands)

	December 31,
	2012	2011
ASSETS

Investments in and advances to Local Partnerships	$ --	$ --
Cash and cash equivalents	5,163	2,144
Mortgage note receivable	3,533	3,674
Accounts receivable – limited partners	181	--
Other assets	54	--
Total assets	$ 8,931	$ 5,818

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses	$ 40	$ 82
Deferred revenue	--	145
Total liabilities	40	227

Contingencies	--	--

Partners' (deficiency) capital:
General partner	(540)	(573)
Limited partners	9,431	6,164
Total partners’ (deficiency) capital	8,891	5,591
Total liabilities and partners' (deficiency) capital	$ 8,931	$ 5,818

See Accompanying Notes to Financial Statements

                           NATIONAL TAX CREDIT INVESTORS II

                               STATEMENTS OF OPERATIONS

                       (In thousands, except per interest data)

	Years Ended December 31,
	2012	2011
Revenues:
Interest income	$ 12	$ --
Other income	19	3
Total revenues	31	3

Operating expenses:
Management fees - general partner	107	185
General and administrative	50	61
Tax expense	13	101
Legal and accounting	72	74
Total operating expenses	242	421

Loss from partnership operations	(211)	(418)
Gain from sales of limited partnership interests
in Local Partnerships	3,652	1,031
Distributions from Local Partnerships recognized
as income	--	10
Impairment loss	--	(50)
Equity in loss of Local Partnerships	(141)	(37)

Net income	$ 3,300	$ 536

Net income allocated to general partner (1%)	$ 33	$ 5
Net income allocated to limited partners (99%)	$ 3,267	$ 531

Net income per limited partnership interest	$ 45.25	$ 7.35

See Accompanying Notes to Financial Statements

                           NATIONAL TAX CREDIT INVESTORS II

                STATEMENTS OF CHANGES IN PARTNERS'(DEFICIENCY) CAPITAL

                                    (In thousands)

	General	Limited
	Partner	Partners	Total
Partners’ (deficiency) capital at
December 31, 2010	$ (578)	$ 5,633	$ 5,055

Net income for the year ended December 31, 2011	5	531	536

Partners’ (deficiency) capital at
December 31, 2011	(573)	6,164	5,591

Net income for the year ended December 31, 2012	33	3,267	3,300

Partners’ (deficiency) capital at
December 31, 2012	$ (540)	$ 9,431	$ 8,891

See Accompanying Notes to Financial Statements

                           NATIONAL TAX CREDIT INVESTORS II

                               STATEMENTS OF CASH FLOWS

                                    (In thousands)

	Years Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income	$ 3,300	$ 536
Adjustments to reconcile net income to net cash
used in operating activities:
Gain from sales of limited partnership interests in
Local Partnerships	(3,652)	(1,031)
Impairment loss	--	50
Equity in loss of Local Partnerships	141	37
Change in accounts:
Accounts receivable – limited partners	(181)	--
Other assets	(54)	--
Accounts payable and accrued expenses	(85)	8
Net cash used in operating activities	(531)	(400)

Cash flows from investing activities:
Sale deposit received – sale of limited partnership
interest in Local Partnership	--	145
Proceeds from sales of limited partnership interests in
Local Partnerships	3,550	1,031
Net cash provided by investing activities	3,550	1,176

Net increase in cash and cash equivalents	3,019	776
Cash and cash equivalents, beginning of year	2,144	1,368
Cash and cash equivalents, end of year	$ 5,163	$ 2,144

See Accompanying Notes to Financial Statements

                          NATIONAL TAX CREDIT INVESTORS II

                            NOTES TO FINANCIAL STATEMENTS

                                  DECEMBER 31, 2012

Note 1 - Organization and Summary of Significant Accounting Policies

Organization

National Tax Credit Investors II (“NTCI II” or the “Partnership”) is a limited partnership formed under the California Revised Local Partnership Act as of January 12, 1990. The Partnership was formed to invest primarily in other limited partnerships (“Local Partnerships”) which own and operate multifamily housing complexes that are eligible for low income housing federal income tax credits (the “Housing Tax Credit”). The general partner of the Partnership is National Partnership Investments, LLC (the “General Partner” or “NAPICO”), a California limited liability company. The General Partner is a subsidiary of Bethesda Holdings II, LLC, a privately held real estate asset management company (“Bethesda”). Bethesda acquired the General Partner on December 19, 2012, pursuant to an option agreement with Aimco/Bethesda Holdings, Inc., a subsidiary of Apartment Investment and Management Company (“Aimco”), a publicly traded real estate investment trust.  The business of NTCI II is conducted primarily by NAPICO. The Partnership shall continue in full force and effect until December 31, 2030, unless terminated earlier pursuant to the Partnership Agreement or law.

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

At December 31, 2012 and 2011, the Partnership had outstanding 72,032 and 72,205 limited partnership interests, respectively.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balances at December 31, 2012 and 2011 are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

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

Net Income Per Limited Partnership Interest

Net income per limited partnership interest was computed by dividing the limited partners' share of net income by the number of limited partnership interests outstanding at the beginning of the year.  The number of limited partnership interests used was 72,205 and 72,270 for the years ended December 31, 2012 and 2011, respectively.

Abandoned Interests

During 2012 and 2011, the number of limited partnership interests decreased by 173 and 65 units, respectively, due to limited partners abandoning their interests. In abandoning his or her partnership interests, a limited partner relinquishes all right, title and interest in the Partnership as of the date of the abandonment.

Mortgage Note Receivable

The Partnership reviews its mortgage note receivable whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  The Partnership has recorded its mortgage note receivable at December 31, 2012 and 2011 at the amount at which the Partnership acquired the mortgage note receivable during 2006 less equity in loss recognized with respect to the Local Partnership that is obligated under the mortgage note. During the year ended December 31, 2011, the Partnership recognized an impairment loss of $50,000 related to the mortgage note receivable. No impairment was recognized during the year ended December 31, 2012. See “Note 3 – Mortgage Note Receivable” for further information.

Impairment of Long-Lived Assets

The Partnership reviews long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. Other than the impairment of the mortgage note receivable as discussed above, the Partnership did not recognize any impairment losses during the years ended December 31, 2012 and 2011.

Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At December 31, 2012, the Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

At December 31, 2012 and 2011, the Partnership holds variable interests in 4 and 5 VIEs, respectively, for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership.  In making this determination, the Partnership considered the following factors:

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

The 4 VIEs at December 31, 2012 consist of Local Partnerships that are directly engaged in the ownership and management of 4 apartment properties with a total of 494 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $3,533,000 and $3,674,000 at December 31, 2012 and 2011, respectively. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Revenue Recognition – Deposit Method

Profit on the sale of limited partnership interests shall not be recognized under the full accrual method until all of the following criteria are met: a sale is consummated, the buyer’s initial and continuing investments are adequate, the seller’s receivable is not subject to future subordination and the risks of ownership have transferred to the buyer. The Partnership recognizes gains on sale of limited partnership interests using the deposit method when all of the criteria for the full accrual method are not met. Under the deposit method no gain is recognized, no receivable from the buyer is recorded at the closing date and any cash received from the buyer is reported as a deposit liability on the balance sheet. The Partnership continues to carry the investment on its financials at December 31, 2011.

Note 2 - Investments In and Advances to Local Partnerships

As of December 31, 2012 and 2011, the Partnership holds limited partnership interests in 4 and 5 Local Partnerships, respectively, located in four and five states, respectively. As a limited partner of the Local Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their properties (the "Apartment Complexes"). The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

At December 31, 2012 and 2011, the Local Partnerships own residential projects consisting of 494 and 674 apartment units, respectively. During the year ended December 31, 2012, the Partnership sold its limited partnership interest in one of the Local Partnerships owning residential projects consisting of 180 apartment units.

The projects owned by the Local Partnerships in which the Partnership has invested were developed by the Local Operating General Partners who acquired the sites and applied for applicable mortgages and subsidies, if any. The Partnership became the principal limited partner in these Local Partnerships pursuant to arm's-length negotiations with the Local Operating General Partners.  As a limited partner, the Partnership’s liability for obligations of the Local Partnerships is limited to its investment. The Local Operating General Partner of the Local Partnerships retains responsibility for developing, constructing, maintaining, operating and managing the Projects.  Under certain circumstances, an affiliate of NAPICO or the Partnership may act as the Local Operating General Partner.  An affiliate of NAPICO, National Tax Credit Inc. II ("NTC-II") is acting either as a special limited partner or non-managing administrative general partner (the “Administrative General Partner”) of each Local Partnership in which the Partnership had an investment.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges. See “Note 1 – Organization and Summary of Significant Accounting Policies” for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, the Partnership does not recognize losses once the Partnership’s investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the year ended December 31, 2011, the Partnership received approximately $10,000 in operating distributions from three Local Partnerships in which the Partnership does not have an investment balance, which was recognized as income in the statements of operations for the year ended December 31, 2011, as these distributions were received from Local Partnerships in which the Partnership’s investment balance had previously been reduced to zero. There were no such distributions received in 2012.

For those investments where the Partnership has determined that the carrying value of the Partnership’s investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Partnerships.  Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.

As of December 31, 2012 and 2011, the investment balance in three of the four and four of the five Local Partnerships, respectively, had been reduced to zero. The Partnership’s remaining investment balance relates to the mortgage note receivable, which is discussed in “Note 3 – Mortgage Note Receivable”.

At times, advances are made to Local Partnerships in order to preserve the ability to receive applicable tax credits. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero are charged to expense. The Partnership made an advance of less than $1,000 to Michigan Beach during the year ended December 31, 2012, for filing fees associated with management of the property. The Partnership did not make any advances during the year ended December 31, 2011. Subsequent to December 31, 2012 the Partnership advanced approximately $206,000 to Michigan Beach for operations and capital expenditures.  While not obligated to make advances to any of the Local Partnerships, the Partnership may make future advances in order to protect its economic investment in the Local Partnerships.

The difference between the investment per the accompanying balance sheets at December 31, 2012 and 2011 and the equity per the Local Partnerships' condensed combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Partnerships, costs capitalized to the investment account, and cumulative distributions recognized as income.

The Partnership’s value of its investments and its equity in the income/loss and/or distributions from the Local Partnerships are, for certain Local Partnerships, individually, not material to the overall financial position of the Partnership. The financial information from the unaudited condensed combined financial statements of such Local Partnerships at December 31, 2012 and 2011 and for each of the two years in the period then ended is presented below.  The Partnership’s value of its investment in Michigan Beach Limited Partnership, (the “Material Investee”) is considered material to the Partnership’s financial position and amounts included below for the Material Investee are included on an audited basis.

The following are estimated unaudited condensed combined statements of operations for the years ended December 31, 2012 and 2011 for the Local Partnerships in which the Partnership has investments. The 2012 and 2011 amounts exclude Pineview Terrace, for which the Partnership sold its limited partnership interest in February 2011; Sitka III, Soldotna Apartments, and Torres Del Plata II, for which the Partnership sold its limited partnership interests in June 2011; and Countryside Place, for which the Partnership sold its limited partnership interest in April 2012.

Condensed Combined Balance Sheets of the Local Partnerships
(in thousands)
	December 31, 2012
Assets:	Unaudited	Material Investee	Total

Land	$ 562	$ 843	$ 1,405
Building and improvements	13,125	8,222	21,347
Accumulated depreciation	(8,578)	(3,967)	(12,545)
Other assets	665	736	1,401
Total assets	$ 5,774	$ 5,834	$ 11,608

Liabilities and Partners Deficit:
Liabilities:
Mortgage notes payable	$ 8,172	$ 9,073	$ 17,245
Other liabilities	1,310	9,032	10,342
Partners’ deficit	(3,708)	(12,271)	(15,979)

Total liabilities and partners' deficit	$ 5,774	$ 5,834	$ 11,608

	December 31, 2011
Assets	Unaudited	Material Investee	Total

Land	$ 562	$ 843	$ 1,405
Building and improvements	13,065	7,714	20,779
Accumulated depreciation	(8,195)	(3,555)	(11,750)
Other assets	619	1,002	1,621
Total assets	$ 6,051	$ 6,004	$ 12,055

Liabilities and Partners Deficit:
Liabilities:
Mortgage notes payable	$ 8,179	$ 9,124	$ 17,303
Other liabilities	1,269	9,201	10,470
Partners’ deficit	(3,397)	(12,321)	(15,718)

Total liabilities and partners' deficit	$ 6,051	$ 6,004	$ 12,055

Condensed Combined Results of Operations of the Local Partnerships
(in thousands)

	For the year Ended December 31, 2012			For the year Ended December 31, 2011
	Unaudited	Material Investee	Total	Unaudited	Material Investee	Total
Rental and other revenue	$ 1,406	$ 2,288	$ 3,694	$ 1,442	$ 2,200	$ 3,642

Expenses:
Operating expenses	1,085	1,837	2,922	1,096	1,574	2,670
Interest	245	(15)	230	250	673	923
Depreciation and amortization	387	417	804	399	437	836
Total expenses	1,717	2,239	3,956	1,745	2,684	4,429

Income (loss) from continuing operations	$ (311)	$ 49	$ (262)	$ (303)	$ (484)	$ (787)

Real Estate and Accumulated Depreciation of Local Partnerships

The following tables exclude the Local Partnerships sold in 2012 and 2011 as described above.

(1) Schedule of Encumbrances and Investment Properties (all amounts unaudited except for those amounts relative to the Material Investee and are the gross amounts at which carried at December 31, 2012) (in thousands):

Description	Encumbrances	Land	Buildings And Related Personal Property	Total	Accumulated Depreciation

Lincoln Grove	$ 2,047	$ 185	$ 4,025	$ 4,210	$ 2,242
Michigan Beach	9,073	843	8,222	9,065	3,967
Virginia Park Meadows	3,413	79	5,397	5,476	4,351
Jamestown Terrace	2,712	298	3,703	4,001	1,985
Total	$17,245	$ 1,405	$21,347	$22,752	$12,545

(2) Reconciliation of real estate (all amounts unaudited except for those amounts relative to the Material Investee) (in thousands):

	Year Ended December 31, 2012			Year Ended December 31, 2011
	Unaudited	Material Investee	Total	Unaudited	Material Investee	Total
Real estate:
Balance at beginning of year	$13,627	$ 8,557	$22,184	$13,597	$ 8,428	$22,025
Improvements	60	508	568	30	129	159
Balance at end of year	$13,687	$ 9,065	$22,752	$13,627	$ 8,557	$22,184

(3) Reconciliation of accumulated depreciation (all amounts unaudited except for those amounts relative to the Material Investee) (in thousands):

	Year Ended December 31, 2012			Year Ended December 31, 2011
	Unaudited	Material Investee	Total	Unaudited	Material Investee	Total
Accumulated depreciation:
Balance at beginning of year	$ 8,195	$ 3,555	$11,750	$ 7,821	$ 3,118	$10,939
Depreciation expense	383	412	795	374	437	811
Balance at end of year	$ 8,578	$ 3,967	$12,545	$ 8,195	$ 3,555	$11,750

An affiliate of the General Partner is currently the Local Operating General Partner in one of the Partnership’s four Local Partnerships included above, and a former affiliate received property management fees of approximately 5 percent of gross revenues from the same Local Partnership (See “Note 4 – Transactions with Affiliated Parties”).

On February 4, 2011, the Partnership assigned its limited partnership interest in Pineview Terrace to a third party and received net proceeds of $1,000,000, which was recognized as gain from sales of limited partnership interests in Local Partnerships during the year ended December 31, 2011. The Partnership’s investment balance in Pineview Terrace was zero at the date of the assignment.

On June 7, 2011, the Partnership assigned its limited partnership interest in both Sitka III Associates and Soldotna Associates to a third party and received net proceeds of $3,000 for each interest, which was recognized as gain from sales of limited partnership interests in Local Partnerships during the year ended December 31, 2011. The Partnership’s investment balance in both Sitka III Associates and Soldotna Associates was zero at the date of the assignment.

On June 15, 2011, the Partnership sold its limited partnership interest in Torres del Plata II Limited Partnership to a third party and received net proceeds of approximately $25,000, which was recognized as gain from sales of limited partnership interests in Local Partnerships during the year ended December 31, 2011. The Partnership’s investment balance in Torres del Plata II was zero at the date of the sale.

During November 2011, the Partnership entered into an assignment and assumption agreement with a third party affiliated with the operating general partner of Countryside North American Partners, L.P. (“Countryside”). The agreement provided for an assignment of the Partnership’s 99% limited partnership interest in Countryside for $3,700,000. The assignment was subject to the consent of the Executive Director of the New Jersey Housing and Mortgage Finance Agency, which was received during December 2011. Upon receipt of approval from the Executive Director of the New Jersey Housing and Mortgage Finance Agency, the assignment of the Partnership’s 99% limited partnership interest in Countryside became effective on December 30, 2011. Pursuant to the terms of the assignment agreement, the Partnership received a deposit of $150,000 in cash and a promissory note in the principal amount of $3,550,000 in December 2011. The promissory note had a maturity date of June 30, 2012 and bore interest at the annual rate of two percent if paid on or before March 31, 2012 and seven percent if paid after March 31, 2012. At December 31, 2011, this sale was accounted for under the deposit method, as it lacked adequate initial investment by the buyer to qualify as a sale transaction. Accordingly, the Partnership recorded deferred revenues of $145,000 (cash portion of the sales price received less $5,000 of expenses incurred in connection with the assignment) and excluded the promissory note from its assets at December 31, 2011. During the year ended December 31, 2012, the Partnership paid approximately $43,000 of New Jersey taxes associated with the sale, which was recognized as a reduction to the gain. During the year ended December 31, 2012, the Partnership received approximately $3,562,000 in payment of the note receivable of approximately $3,550,000 and accrued interest of approximately $12,000. The Partnership recognized a gain from sale of limited partnership interest of approximately $3,652,000 and interest income of approximately $12,000 during the year ended December 31, 2012. The Partnership had no investment balance remaining in this Local Partnership at the date of assignment and accounted for the investment as an asset held for sale at December 31, 2011.

Note 3 – Mortgage Note Receivable

On May 30, 2006, the Partnership purchased the second mortgage for a Local Partnership, Michigan Beach, from the second mortgage holder, PAMI Midatlantic, LLC (“PAMI”) for a purchase price of $4,320,000. The second mortgage had a principal balance of approximately $3,596,000 and accrued interest outstanding at the time of the purchase. PAMI had filed an action for foreclosure and the appointment of a receiver for the alleged failure to make surplus cash payments and provide required financial reporting. As a result of the purchase, the Partnership was substituted in place of PAMI in the foreclosure action and then the Partnership dismissed the foreclosure action with prejudice on June 9, 2006.  The Partnership is the sole limited partner in Michigan Beach.

The second mortgage accrues interest at a fixed rate of 6.11%.  Semiannual payments from 50% of surplus cash are required and the note matures in July of 2031.  There is an option to the noteholder to accelerate maturity of the second mortgage after October of 2008. There have been no payments made on the loan. The Partnership recognized approximately $141,000 and $37,000 in equity in loss from Michigan Beach during the years ended December 31, 2012 and 2011, respectively, and reduced the carrying value of the mortgage note receivable. In addition, the Partnership recognized an impairment charge of $50,000 during the year ended December 31, 2011 to reduce the mortgage note receivable to its estimated value. With respect to the second mortgage from Michigan Beach, the Partnership has fully reserved any accrued interest.

The following is a summary of the mortgage note receivable activity for the years ended December 31, 2012 and 2011 (in thousands):
	2012	2011
Mortgage note receivable balance, beginning of year	$ 3,674	$ 3,761
Equity in losses of Local Partnership	(141)	(37)
Impairment loss	--	(50)
Mortgage note receivable balance, end of year	$ 3,533	$ 3,674

 Note 4 – Transactions with Affiliated Parties

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner for the following fees:

(a)   An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) at the beginning of the year is payable to the General Partner. For the years ended December 31, 2012 and 2011, partnership management fees in the amount of approximately $107,000 and $185,000, respectively, were recorded as an expense.

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

(c)   The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $29,000 and $41,000 for the years ended December 31, 2012 and 2011, respectively, and is included in general and administrative expenses.

NTC-II or another affiliate of the General Partner is the Local Operating General Partner in one of the Partnership's four Local Partnerships at December 31, 2012. In addition, NTC-II is typically either a special limited partner or an administrative general partner in each Local Partnership in which the Partnership has an investment.

A former affiliate of the General Partner managed one property owned by a Local Partnership during the years ended December 31, 2012 and 2011.  The Local Partnership paid the affiliate property management fees in the amount of five percent of its gross rental revenues and data processing fees. The amounts paid were approximately $91,000 and $105,000 for the years ended December 31, 2012 and 2011, respectively.  On October 31, 2012, the former affiliate ceased to manage the property and management was transferred to a third party.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. There were no advances received by the Partnership during the years ended December 31, 2012 and 2011. The Partnership may receive future advances of funds from the General Partner although the General Partner is not obligated to provide such advances.

Bethesda and its affiliates owned 397.0 limited partnership interests (the "Units") in the Partnership representing 0.55% of the outstanding Units in the Partnership at December 31, 2012. It is possible that Bethesda or its affiliates will acquire additional Units in the Partnership either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

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

A reconciliation between the Partnership’s reported net income and the net income (loss) per tax return follows (in thousands, except per limited partnership interest):

	Years Ended December 31,
	2012	2011
Net income per financial statements	$ 3,300	$ 536
Sale of partnership interest	(3,612)	5,513
Other	(177)	(90)
Investment in Local Partnerships	(289)	(496)
Net income (loss) per tax return	$ (778)	$ 5,463

Net income (loss) per limited partnership interest	$ (53.36)	$343.46

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net assets at December 31, 2012 and 2011 (in thousands):
	2012	2011
Net assets as reported	$ 8,891	$ 5,591
Add (deduct):
Deferred offering costs	9,367	9,367
Investment in Local Partnerships	(13,392)	(9,319)
Other	3,673	3,708
Net assets – Federal tax basis	$ 8,539	$ 9,347

The Partnership is subject to a New Jersey tax based upon the number of resident and non-resident limited partners and apportionment of income related to the Partnership’s investment in certain Local Partnerships.  For the years ended December 31, 2012 and 2011, the expense related to this tax is reflected in tax expense in the accompanying statements of operations.  At December 31, 2011, the Partnership’s estimate of the balance of the tax due for 2011 to the state of New Jersey was approximately $44,000 and this amount was included in accounts payable and accrued expenses on the accompanying balance sheet as of December 31, 2011. The actual balance of the tax due for 2011 was approximately $87,000 and was paid during the year ended December 31, 2012. The additional tax of approximately $43,000 owed for 2011 taxes is attributable to the sale of interest in Countryside and is included as a reduction of gain on sale during the year ended December 31, 2012. In addition, during the year ended December 31, 2012, the Partnership paid approximately $66,000 as a required deposit for estimated 2012 New Jersey taxes, which is based on half of the previous year’s taxes. However, the Partnership’s estimate of the actual tax due for 2012 is approximately $12,000 which has been recognized as expense during the year ended December 31, 2012. The remaining balance paid of approximately $54,000 is reflected as an other asset on the accompanying balance sheet at December 31, 2012.

Note 6 - Contingencies

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(a)    Disclosure Controls and Procedures

The Partnership’s management, with the participation of the Senior Managing Director and Director of Reporting of Bethesda, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Senior Managing Director and Director of Reporting of Bethesda, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Senior Managing Director and Director of Reporting of Bethesda, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel, including third-party public accountants engaged by Bethesda to provide such services, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2012.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on the Partnership’s management’s assessment, the Partnership’s management concluded that, as of December 31, 2012, the Partnership’s internal control over financial reporting is effective.

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

(b)  Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance.

National Tax Credit Investors II (the “Partnership” or the “Registrant”) has no directors. The general partner responsible for conducting the business of the Partnership is National Partnership Investments, LLC, a California limited liability company (“NAPICO” or the “General Partner”).

The names and ages of, as well as the positions and offices held by, the present officers of NAPICO are set forth below:  The General Partner manages and controls substantially all of the Partnership’s affairs and has general responsibility and ultimate authority in all matters affecting its business.   There are no family relationships between or among any officers.

Name	Age	Position
Brian Flaherty	44	Senior Managing Director
Edward Schmidt	28	Director of Reporting

Brian Flaherty is the Senior Managing Director of the General Partner and Bethesda Holdings II, LLC and has served as the equivalent of the chief executive officer of the Partnership since December 19, 2012.  In February 2012, Mr. Flaherty was appointed to Senior Managing Director with McGrath Investment Management, LLC with responsibilities for asset management and transactions.  Previously, Mr. Flaherty served in various positions at Aimco, which he joined in 2002, most recently serving as Senior Vice President with responsibilities for asset management and transactions, from January 2009 to February 2012, and in various acquisition, asset management, and disposition functions within Aimco covering both conventional and affordable portfolios from 2002 through 2012.  Prior to joining Aimco, Mr. Flaherty was Vice President of Acquisitions for NAPICO, responsible for originating, structuring, and underwriting equity investments in multi-family Low Income Housing Tax Credit Projects.

Edward Schmidt is the Director of Reporting of the General Partner and Bethesda Holdings II, LLC, and has served as the equivalent of the chief financial officer of the Partnership since February 28, 2013.  Since February 2012, Mr. Schmidt has worked with McGrath Investment Management, LLC, most recently as a Director with responsibilities for fund management and investor reporting.  From 2010 through 2012, Mr. Schmidt served as a senior analyst for Aimco, a public reporting real estate investment trust, working in various management capacities, including within the finance function, the transaction finance and analytics department and the fund management department, which handled the internal investor reporting for Aimco.  Prior to that, Mr. Schmidt worked in public accounting with Clifton Gunderson, LLP, now known as Clifton Larson Allen, LLP, where he served as a financial accountant for Special District Services, local government consultant, and, from 2008 to 2010, as auditor for the California State Revolving Fund.  Mr. Schmidt received a Bachelor of Science Degree with a double concentration in Finance and Accounting from Colorado State University.

The Registrant is not aware of the involvement in any legal proceedings with respect to the executive officers listed in this Item 10.

The General Partner does not have a separate audit committee. As such, the officers of the General Partner fulfill the functions of an audit committee. The General Partner has determined that Edward Schmidt meets the requirement of an "audit committee financial expert".

The Partnership has adopted a code of ethics that is attached hereto as Exhibit 14.

Item 11.    Executive Compensation

None of the officers received any remuneration from the Partnership for the year ended December 31, 2012.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)  Security Ownership of Certain Beneficial Owners

The General Partner owns all of the outstanding general partnership interests of the Partnership. No person or entity is known to own beneficially in excess of 5 percent of the outstanding limited partnership interests.

(b)  None of the officers of the General Partner own directly or beneficially any limited partnership interests in the Partnership.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner for the following fees:

(a)   An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) at the beginning of the year is payable to the General Partner. For the years ended December 31, 2012 and 2011, partnership management fees in the amount of approximately $107,000 and $185,000, respectively, were recorded as an expense.

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

(c)   The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $29,000 and $41,000 for the years ended December 31, 2012 and 2011, respectively, and is included in general and administrative expenses.

NTC-II or another affiliate of the General Partner is the Local Operating General Partner in one of the Partnership's four Local Partnerships at December 31, 2012. In addition, NTC-II is typically either a special limited partner or an administrative general partner in each Local Partnership in which the Partnership has an investment.

A former affiliate of the General Partner managed one property owned by a Local Partnership during the years ended December 31, 2012 and 2011. The Local Partnership paid the affiliate property management fees in the amount of five percent of its gross rental revenues and data processing fees. The amounts paid were approximately $91,000 and $105,000 for the years ended December 31, 2012 and 2011, respectively. On October 31, 2012, the former affiliate ceased to manage the property and management was transferred to a third party.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. There were no advances received by the Partnership during the years ended December 31, 2012 and 2011. The Partnership may receive future advances of funds from the General Partner, although the General Partner is not obligated to provide such advances.

Bethesda and its affiliates owned 397.0 limited partnership interests (the "Units") in the Partnership representing 0.55% of the outstanding Units in the Partnership at December 31, 2012. It is possible that Bethesda or its affiliates will acquire additional Units in the Partnership either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

The General Partner has no directors.

Item 14.    Principal Accounting Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2013.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2012 and 2011 are described below.

Audit Fees.  Fees for audit services totaled approximately $35,000 and $33,000 for 2012 and 2011, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $19,000 and $20,000 for 2012 and 2011, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following financial statements of the Partnership are included in Item 8:

Balance Sheets - December 31, 2012 and 2011.

Statements of Operations - Years ended December 31, 2012 and 2011.

Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2012 and 2011.

Statements of Cash Flows - Years ended December 31, 2012 and 2011.

Notes to Financial Statements.

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)   Exhibits:

See Exhibit Index.

The agreements included as exhibits to this Form 10-K contain representations and warranties by each of the parties to each applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, such representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-K not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-K and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

By: National Partnership Investments, LLC.
General Partner

Date: April 1, 2013	By: /s/Brian Flaherty
Brian Flaherty
Senior Managing Director

Date: April 1, 2013	By: /s/Edward Schmidt
Edward Schmidt
Director of Reporting

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Brian Flaherty	Senior Managing Director	Date: April 1, 2013
Brian Flaherty

/s/Edward Schmidt	Director of Reporting	Date: April 1, 2013
Edward Schmidt

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

14        Code of Ethics of National Tax Credit Investors II

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

101                         XBRL (Extensible Business Reporting Language). The following materials from National Tax Credit Investors II’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statements of changes in partners’ (deficiency) capital, (iv) statements of cash flows, and (v) notes to financial statements (1)

(1)        As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.