Form 10-Q
period 2013-03-31
NATIONAL TAX CREDIT INVESTORS II
filed 2013-05-13
CIK 859921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

NATIONAL TAX CREDIT INVESTORS II

BALANCE SHEETS

(Unaudited)

(In thousands)

	March 31,	December 31,
	2013	2012

ASSETS

Investments in and advances to Local Partnerships	$ --	$ --
Cash and cash equivalents	4,910	5,163
Mortgage note receivable	3,478	3,533
Accounts receivable – limited partners	181	181
Other assets	54	54
Total assets	$ 8,623	$ 8,931

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses	$ 56	$ 40

Contingencies	--	--

Partners' (deficiency) capital:
General partner	(543)	(540)
Limited partners	9,110	9,431
Total partners’ (deficiency) capital	8,567	8,891
Total liabilities and partners' (deficiency) capital	$ 8,623	$ 8,931

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per interest data)

	Three Months Ended
	March 31,
	2013	2012

Revenues:	$ --	$ --

Operating expenses:
Management fees – general partner	27	27
General and administrative	9	10
Tax expense	--	4
Legal and accounting	27	20
Total operating expenses	63	61

Loss from partnership operations	(63)	(61)
Advances made to Local Partnership recognized
as expense	(206)	--
Equity in loss of Local Partnership	(55)	(55)

Net loss	$ (324)	$ (116)

Net loss allocated to general partner (1%)	$ (3)	$ (1)
Net loss allocated to limited partners (99%)	$ (321)	$ (115)

Net loss per limited partnership interest	$(4.46)	$(1.59)

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENT OF CHANGES IN PARTNERS’ (DEFICIENCY) CAPITAL

(Unaudited)

(In thousands)

	General	Limited
	Partner	Partners	Total

Partners’ (deficiency) capital,	$ (540)	$ 9,431	$ 8,891
December 31, 2012

Net loss for the three months
ended March 31, 2013	(3)	(321)	(324)

Partners’ (deficiency) capital,
March 31, 2013	$ (543)	$ 9,110	$ 8,567

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$ (324)	$ (116)
Adjustments to reconcile net loss to net cash used in
operating activities:
Advances to Local Partnership recognized as expense	206	--
Equity in loss of Local Partnership	55	55
Change in accounts:
Accounts payable and accrued expenses	16	(21)
Net cash used in operating activities	(47)	(82)

Cash flows used in investing activities:
Advances to Local Partnership	(206)	--

Net decrease in cash and cash equivalents	(253)	(82)

Cash and cash equivalents, beginning of period	5,163	2,144

Cash and cash equivalents, end of period	$ 4,910	$ 2,062

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Organization And Summary Of Significant Accounting Policies

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the fiscal year ended December 31, 2012 filed by National Tax Credit Investors II (the “Partnership” or “NTCI-II”). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end.  The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership’s management, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring items) considered necessary for a fair presentation. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.

Organization

NTCI-II is a limited partnership formed under the California Revised Local Partnership Act as of January 12, 1990. The Partnership was formed to invest primarily in other limited partnerships (“Local Partnerships”) which own and operate multifamily housing complexes that are eligible for low income housing federal income tax credits (the “Housing Tax Credit”). The general partner of the Partnership is National Partnership Investments, LLC (the “General Partner” or “NAPICO”), a California limited liability company. The General Partner is a subsidiary of Bethesda Holdings II, LLC, a privately held real estate asset management company (“Bethesda”).  The business of NTCI-II is conducted primarily by NAPICO. The Partnership shall continue in full force and effect until December 31, 2030, unless terminated earlier pursuant to the Partnership Agreement or law.

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

At March 31, 2013 and December 31, 2012, the Partnership had outstanding 72,032 limited partnership interests.

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

Mortgage Note Receivable

The Partnership reviews its mortgage note receivable whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  The Partnership has recorded its mortgage note receivable at March 31, 2013 and December 31, 2012 at the amount at which the Partnership acquired the mortgage note receivable during 2006 less equity in loss recognized with respect to the Local Partnership that is obligated under the mortgage note.  No impairment was recognized during the three months ended March 31, 2013 or 2012.  See “Note 3 – Mortgage Note Receivable” for further information.

Impairment of Long-Lived Assets

The Partnership reviews long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment loss was recognized during the three months ended March 31, 2013 and 2012.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 72,032 and 72,205 for the three months ended March 31, 2013 and 2012, respectively.

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

At March 31, 2013 and December 31, 2012, the Partnership held variable interests in 4 VIEs for which the Partnership was not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership.  In making this determination, the Partnership considered the following factors:

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

The 4 VIEs at March 31, 2013 consist of Local Partnerships that are directly engaged in the ownership and management of 4 apartment properties with a total of 494 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $3,478,000 and $3,533,000 at March 31, 2013 and December 31, 2012, respectively. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Note 2 - Investments In and Advances to Local Partnerships

As of March 31, 2013 and December 31, 2012, the Partnership held limited partnership interests in 4 Local Partnerships, located in four states. As a limited partner of the Local Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their properties (the "Apartment Complexes"). The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

At March 31, 2013 and December 31, 2012, the Local Partnerships own residential projects consisting of 494apartment units.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges. See “Note 1 – Organization and Summary of Significant Accounting Policies” for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, the Partnership does not recognize losses once the Partnership’s investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. There were no such distributions received during the three months ended March 31, 2013 and 2012.

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

As of March 31, 2013 and December 31, 2012, the investment balance in three of the four Local Partnerships had been reduced to zero. The Partnership’s remaining investment balance relates to the mortgage note receivable, which is discussed in “Note 3 – Mortgage Note Receivable”.

At times, advances are made to Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero or repayment is uncertain are charged to expense. The Partnership made advances of approximately $206,000 to Michigan Beach during the three months ended March 31, 2013, for operations and capital expenditures at the property.  The Partnership did not make any advances during the three months ended March 31, 2012. Subsequent to March 31, 2013 the Partnership made an additional advance of approximately $197,000 to Michigan Beach for operations and capital expenditures at the property. While not obligated to make advances to any of the Local Partnerships, the Partnership may make future advances in order to protect its economic investment in the Local Partnerships.

The following are estimated unaudited condensed combined statements of operations for the three months ended March 31, 2013 and 2012 for the Local Partnerships in which the Partnership has investments (in thousands). The 2012 amounts exclude Countryside Place, for which the Partnership sold its limited partnership interest in April 2012.

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Revenues:
Rental and other income	$ 924	$ 911

Expenses:
Operating expenses	731	668
Interest	201	231
Depreciation and amortization	201	209
Total expenses	1,133	1,108

Loss from continuing operations	$ (209)	$ (197)

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

The second mortgage accrues interest at a fixed rate of 6.11%.  Semiannual payments from 50% of surplus cash are required and the note matures in July of 2031.  There is an option to the noteholder to accelerate maturity of the second mortgage after October of 2008. There have been no payments made on the loan. The Partnership recognized approximately $55,000 in equity in loss from Michigan Beach during both the three months ended March 31, 2013 and 2012 and reduced the carrying value of the mortgage note receivable.  With respect to the second mortgage from Michigan Beach, the Partnership has fully reserved any accrued interest.

The following is a summary of the mortgage note receivable activity for the three months ended March 31, 2013 (in thousands):

Three Months Ended March 31, 2013
Mortgage note receivable balance, beginning of period	$ 3,533
Equity in losses of Local Partnership	(55)
Mortgage note receivable balance, end of period	$ 3,478

Note 4 – Transactions with Affiliated Parties

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner for the following fees:

(a)   An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) at the beginning of the year is payable to the General Partner. For each of the three months ended March 31, 2013 and 2012, partnership management fees in the amount of approximately $27,000 were recorded as an expense.

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

(c)   The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $7,000 for each of the three-month periods ended March 31, 2013 and 2012, respectively, and is included in general and administrative expenses.

NTC-II or another affiliate of the General Partner is the Local Operating General Partner in one of the Partnership's four Local Partnerships at March 31, 2013. In addition, NTC-II is typically either a special limited partner or an administrative general partner in each Local Partnership in which the Partnership has an investment.

A former affiliate of the General Partner managed one property owned by a Local Partnership during the three months ended March 31, 2012.  The Local Partnership paid the affiliate property management fees in the amount of five percent of its gross rental revenues and data processing fees. The amount paid was approximately $26,000 for the three months ended March 31, 2012.  On October 31, 2012, the former affiliate ceased to manage the property and management was transferred to a third party.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. There were no advances received by the Partnership during the three months ended March 31, 2013 and 2012. The Partnership may receive future advances of funds from the General Partner although the General Partner is not obligated to provide such advances.

Note 5 – Partnership Income Taxes

The Partnership was subject to a New Jersey tax based upon the number of resident and non-resident limited partners and apportionment of income related to the Partnership’s investment in certain Local Partnerships. For the three months ended March 31, 2012 the expense related to this tax is reflected in tax expense in the accompanying statements of operations.  During the year ended December 31, 2012, the Partnership paid approximately $66,000 as a required deposit for estimated 2012 New Jersey taxes, which was based on half of the previous year’s taxes. However, the Partnership’s estimate of the actual tax due for 2012 was approximately $12,000.  The remaining balance paid of approximately $54,000 is reflected as an other asset on the accompanying balance sheet at March 31, 2013 and December 31, 2012. Approximately $4,000  was recognized as expense during the three months ended March 31, 2012. As a result of the sale of Countryside during 2012, the Partnership is no longer subject to pay New Jersey taxes.

Note 6 – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At March 31, 2013, the Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

Liquidity and Capital Resources

Some of the properties in which the Partnership has invested, through the Partnership’s investment in other limited partnerships (“Local Partnerships”), receive one or more forms of assistance from the Federal Government.  As a result, a Local Partnership’s ability to transfer funds either to the Partnership or among the Local Partnerships in the form of cash distributions, loans or advances may be restricted by these government assistance programs.  These restrictions, however, are not expected to impact the Partnership’s ability to meet its cash obligations.

As of March 31, 2013 and December 31, 2012, the Partnership had cash and cash equivalents of approximately $4,910,000 and $5,163,000, respectively.  The decrease in cash and cash equivalents of approximately $253,000 was due to approximately $47,000 and $206,000 of cash used in operating and investing activities, respectively. Cash used in investing activities consisted of advances made to one Local Partnership.

The Partnership’s primary source of funds is the receipt of distributions from Local Partnerships in which the Partnership has invested. It is not expected that any of the Local Partnerships in which the Partnership invests will generate cash from operations sufficient to provide distributions to the Limited Partners in any material amount.  Such cash from operations, if any, would first be used to meet operating expenses of the Local Partnership.  An infrequent source of funds for the Partnership would be funds received by the Partnership as its share of proceeds from the sale of a property owned by a Local Partnership or the Partnership’s sale of its interest in a Local Partnership.  The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the projects, the Local Partnerships and the Partnership.  These problems may result from a number of factors, many of which cannot be controlled by the General Partner.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. There were no advances received by the Partnership during the three months ended March 31, 2013 and 2012. The Partnership may receive future advances of funds from the General Partner, although the General Partner is not obligated to provide such advances.

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

Results of Operations

The Partnership was formed to provide various benefits to its Limited Partners. It is not expected that any of the Local Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to Limited Partners in any material amount. The Partnership accounts for its investment in the Local Partnerships using the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Partnerships. The investments in three of the four Local Partnerships have been reduced to zero as of March 31, 2013. As discussed in Note 3 included in the financial statements in “Item 1. Financial Statements”, during 2006 the Partnership acquired the mortgage note receivable with respect to a Local Partnership that is obligated under the mortgage note.

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

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once the Partnership’s investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the statements of operations.  There were no such distributions received during the three months ended March 31, 2013 and 2012.  For those investments where the Partnership has determined that the carrying value of the Partnership’s investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.  During each of the three months ended March 31, 2013 and 2012, the Partnership recognized equity in loss of approximately $55,000 from one Local Partnership, Michigan Beach, that reduced the carrying amount of the mortgage note receivable due from the Local Partnership.

At times, advances are made to Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero or repayment is uncertain are charged to expense. The Partnership made advances of approximately $206,000 to Michigan Beach during the three months ended March 31, 2013 for operations and capital expenditures at the property. The Partnership did not make any advances during the three months ended March 31, 2012. Subsequent to March 31, 2013 the Partnership made an additional advance of approximately $197,000 to Michigan Beach for operations and capital expenditures at the property. While not obligated to make advances to any of the Local Partnerships, the Partnership may make future advances in order to protect its economic investment in the Local Partnerships.

At March 31, 2013, the investment balance in three of the four Local Partnerships had been reduced to zero.

The Partnership’s net loss for the three months ended March 31, 2013 was approximately $324,000 compared to net loss of approximately $116,000 for the three months ended March 31, 2012. The increase in net loss is primarily due to advances made to Local Partnerships recognized as expense.

A recurring Partnership expense is the annual partnership management fee.  The fee, as defined in the Partnership Agreement, is payable to the General Partner and is calculated at 0.5% of the Partnership’s invested assets as of the beginning of the year.  The management fee represents the annual recurring fee which will be paid to the General Partner for the General Partner’s management of the Partnership’s affairs. Management fees were approximately $27,000 for each of the three months ended March 31, 2013 and 2012.

Operating expenses, exclusive of the management fee, consist of legal and accounting expenses for services rendered to the Partnership, tax expense and general and administrative expenses. Legal and accounting expenses were approximately $27,000 and $20,000 for the three months ended March 31, 2013 and 2012, respectively.  The increase in legal and accounting expense is due to additional review related to the Local Partnership, Michigan Beach’s debt structure and marketing effort.  General and administrative expenses were approximately $9,000 and $10,000 for the three months ended March 31, 2013 and 2012, respectively. The Partnership was subject to a New Jersey partner tax, which is included in tax expense. For the three months ended March 31, 2012, tax expense was approximately $4,000.  As a result of the sale of Countryside during 2012, the Partnership is no longer subject to any New Jersey taxes.

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

Other

Bethesda and its affiliates owned 397.0 limited partnership interests (the "Interests") in the Partnership representing 0.55% of the outstanding Interests in the Partnership at March 31, 2013. It is possible that Bethesda or its affiliates will acquire additional Interests in the Partnership either through private purchases or tender offers. Pursuant to the Partnership Agreement, interest holders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

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

At March 31, 2013 and December 31, 2012, the Partnership held variable interests in 4 VIEs for which the Partnership was not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

The 4 VIEs at March 31, 2013 consist of Local Partnerships that are directly engaged in the ownership and management of 4 apartment properties with a total of 494 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $3,478,000 and $3,533,000 at March 31, 2013 and December 31, 2012, respectively. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

By: National Partnership Investments, LLC.
General Partner

Date: May 13, 2013	By: /s/Brian Flaherty
Brian Flaherty
Senior Managing Director

Date: May 13, 2013	By: /s/Edward Schmidt
Edward Schmidt
Director of Reporting

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

101                             XBRL (Extensible Business Reporting Language). The following materials from National Tax Credit Investors II’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ (deficiency) capital, (iv) statements of cash flows, and (v) notes to financial statements (1)

(1)         As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.