Form 10-Q
period 2013-06-30
NATIONAL TAX CREDIT INVESTORS II
filed 2013-08-14
CIK 859921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2013

or

[ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-20610

NATIONAL TAX CREDIT INVESTORS II
(Exact name of registrant as specified in its charter)

California	93-1017959
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

PO Box 91274
Los Angeles, California 90009
(Address of principal executive offices)

(720) 387-8135
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

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

NATIONAL TAX CREDIT INVESTORS II

BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30, 2013	December 31, 2012

ASSETS

Investments in and advances to Local Partnerships	$ --	$ --
Cash and cash equivalents	4,344	5,163
Mortgage note receivable	3,478	3,533
Accounts receivable – limited partners	181	181
Other assets	54	54
Total assets	$ 8,057	$ 8,931

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses	$ 17	$ 40
Accrued fees due to General partner	11	--
Deferred revenue	--	--
Total liabilities	28	40

Contingencies		--

Partners' (deficiency) capital:
General partner	(549)	(540)
Limited partners	8,578	9,431
Total partners’ (deficiency) capital	8,029	8,891
Total liabilities and partners' (deficiency) capital	$ 8,057	$ 8,931

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENTS OF OPERATIONS

(Unaudited)

 (In thousands, except per interest data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues:
Interest income	$ --	$ 12	$ --	$ 12

Operating expenses:
Management fees – general partner	26	26	53	53
General and administrative	16	16	26	26
Tax expense	--	3	--	7
Legal and accounting	23	23	48	43
Total operating expenses	65	68	127	129

Loss from partnership operations	(65)	(56)	(127)	(117)
Gain from sales of limited partnership interests in Local Partnerships	(474)	3,652	(680)	3,652
Equity in loss of Local Partnerships and amortization of acquisition costs	--	(43)	(55)	(98)

Net income (loss)	$ (539)	$ 3,553	$ (862)	$ 3,437

Net income (loss) allocated to general partner (1%)	$ (5)	$ 36	$ (9)	$ 34
Net income (loss) allocated to limited partners (99%)	$ (534)	$ 3,517	$ (853)	$ 3,403

Net income (loss) per limited partnership interest	$ (7.42)	$ 48.71	$(11.85)	$ 47.13

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENT OF CHANGES IN PARTNERS’ (DEFICIENCY) CAPITAL

(Unaudited)

(In thousands)

	General Partner	Limited Partners	Total

Partners’ (deficiency) capital, December 31, 2012	$ (540)	$ 9,431	$ 8,891

Net income (loss) for the six months ended June 30, 2013	(9)	(853)	(862)

Partners’ (deficiency) capital, June 30, 2013	$ (549)	$ 8,578	$ 8,029

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$ (862)	$ 3,437
Adjustments to reconcile net income to net cash used in operating activities:
Gain from sales of limited partnership interests in Local Partnerships	--	(3,652)
Equity in loss of Local Partnerships and amortization of acquisition costs	55	98
Change in accounts:
Advance made to Local Partnership
Recognized as expense	680	--
Accounts receivable – limited partners	--	(181)
Other assets	--	(60)
Accounts payable and accrued expenses	(23)	(102)
Accrued fees due to General partner	11	--
Net cash used in operating activities	(139)	(460)

Cash flows provided by investing activities:
Advance to Local Partnership	(680)	--
Proceeds from sales of limited partnership interests in Local Partnerships	--	3,550
	(680)	3,550

Net increase in cash and cash equivalents	(819)	3,090
Cash and cash equivalents, beginning of period	5,163	2,144

Cash and cash equivalents, end of period	$ 4,344	$ 5,234

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

In the opinion of the Partnership's management, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring items) considered necessary for a fair presentation. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.

Organization

NTCI-II is a limited partnership formed under the California Revised Local Partnership Act as of January 12, 1990. The Partnership was formed to invest primarily in other limited partnerships (“Local Partnerships”) which own and operate multifamily housing complexes that are eligible for low income housing federal income tax credits (the “Housing Tax Credit”). The general partner of the Partnership is National Partnership Investments, LLC (the “General Partner” or “NAPICO”), a California limited liability company. The General Partner is a subsidiary of Bethesda Holdings II, LLC, a privately held real estate asset management company (“Bethesda”). The business of NTCI–II is conducted primarily by NAPICO. The Partnership shall continue in full force and effect until December 31, 2030, unless terminated earlier pursuant to the Partnership Agreement or law.

The General Partner has a one percent interest in the operating profits and losses of the Partnership. The limited partners will be allocated the remaining 99 percent interest in proportion to their respective investments.

Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the General Partner will be entitled to a property disposition fee as mentioned in the partnership agreement.  The limited partners will have a priority item equal to their invested capital plus 6 percent priority return as defined in the partnership agreement.  This property disposition fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions plus the 6 percent priority return. Disposition fees have not been paid or accrued.

At June 30, 2013 and December 31, 2012, the Partnership had outstanding 72,032 limited partnership interests.

NATIONAL TAX CREDIT INVESTORS II

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

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

Mortgage Note Receivable

The Partnership reviews its mortgage note receivable whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  The Partnership has recorded its mortgage note receivable at June 30, 2013 and December 31, 2012 at the amount at which the Partnership acquired the mortgage note receivable during 2006 less equity in loss recognized with respect to the Local Partnership that is obligated under the mortgage note.  An impairment was not recognized during the six months ended June 30, 2013 or 2012.  See “Note 3 – Mortgage Note Receivable” for further information.

Impairment of Long-Lived Assets

The Partnership reviews long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. An impairment loss was not recognized during the six months ended June 30, 2013 and 2012.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 72,032 and 72,205 for the three and six month periods ended June 30, 2013 and 2012, respectively.

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

NATIONAL TAX CREDIT INVESTORS II

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 1 - Organization And Summary Of Significant Accounting Policies (continued)

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

At June 30, 2013 and December 31, 2012, the Partnership held variable interests in four VIEs for which the Partnership was not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership.  In making this determination, the Partnership considered the following factors:

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

The four VIEs at June 30, 2013 consist of Local Partnerships that are directly engaged in the ownership and management of four apartment properties with a total of 494 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $3,478,000 and $3,533,000 at June 30, 2013 and December 31, 2012, respectively. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

NATIONAL TAX CREDIT INVESTORS II

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 1 - Organization And Summary Of Significant Accounting Policies (continued)

receivable from the buyer is recorded at the closing date and any cash received from the buyer is reported as a deposit liability on the balance sheet. As a result, the Partnership continues to carry the investment on its financial statements.

Note 2 - Investments In and Advances to Local Partnerships

As of June 30, 2013 and December 31, 2012, the Partnership holds limited partnership interests in four Local Partnerships, located in four states. As a limited partner of the Local Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their properties (the "Apartment Complexes"). The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

At June 30, 2013 and December 31, 2012, the Local Partnerships own residential projects consisting of 494 apartment units.

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

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage (between 98.9% and 99%). The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Partnership.

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges. See “Note 1 – Organization and Summary of

Significant Accounting Policies” for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. There were no such distributions received during the six months ended June 30, 2013 and 2012.

NATIONAL TAX CREDIT INVESTORS II

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 2 - Investments In and Advances to Local Partnerships (continued)

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

As of June 30, 2013 and December 31, 2012, the investment balance in all four Local Partnerships had been reduced to zero. The Partnership’s remaining investment balance relates to the mortgage note receivable, which is discussed in “Note 3 – Mortgage Note Receivable”.

At times, advances are made to Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero or repayment is uncertain are charged to expense. The Partnership made advances of approximately $680,000 to Michigan Beach during the six months ended June 30, 2013, for operations and capital expenditures at the property.  The Partnership did not make any advances during the six months ended June 30, 2012. While not obligated to make advances to any of the Local Partnerships, the Partnership may make future advances in order to protect its economic investment in the Local Partnerships.

The following are estimated unaudited condensed combined statements of operations for the three and six months ended June 30, 2013 and 2012 for the Local Partnerships in which the Partnership has investments (in thousands). The 2012 amounts exclude Countryside Place, for which the Partnership sold its limited partnership interest in April 2012.

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

Revenues:
Rental and other income	$ 864	$ 922	$ 1,788	$ 1,833

Expenses
Operating expenses	681	779	1,412	1,447
Interest	127	231	328	462
Depreciation and amortization	202	209	403	418
Total expenses	1,010	1,219	2,143	2,327

Loss from continuing operations	$ (146)	$ (297)	$ (355)	$ (494)

An affiliate of the General Partner is currently the Local Operating General Partner in one of the Partnership’s four Local Partnerships included above, and a former affiliate received property management fees of approximately five percent of gross revenues from the same Local Partnership (See “Note 4 – Transactions with Affiliated Parties”).

NATIONAL TAX CREDIT INVESTORS II

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 2 - Investments In and Advances to Local Partnerships (continued)

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

Upon receipt of approval from the Executive Director of New Jersey Housing and Mortgage Finance Agency, the assignment of the Partnership’s 99% limited partnership interest in Countryside became effective on December 30, 2011. Pursuant to the terms of the assignment agreement, the Partnership received a deposit of $150,000 in cash and a promissory note in the principal amount of $3,550,000 in December 2011. The promissory note had a maturity date of June 30, 2012 and bore interest at the annual rate of two percent if paid on or before March 31, 2012 and seven percent if paid after March 31, 2012. At December 31, 2011, this sale was accounted for under the deposit method, as it lacked adequate initial investment by the buyer to qualify as a sale transaction. Accordingly, the Partnership recorded deferred revenues of $145,000 (cash portion of the sales price received less $5,000 of expenses incurred in connection with the assignment) and excluded the promissory note from its assets at December 31, 2011. During the year ended December 31, 2012, the Partnership paid approximately $66,000 of New Jersey taxes associated with the sale, which was recognized as a reduction to the gain. During the year ended December 31, 2012, the Partnership received approximately $3,562,000 in payment of the note receivable of approximately $3,550,000 and accrued interest of approximately $12,000. The Partnership recognized a gain from sale of limited partnership interest of approximately $3,652,000 and interest income of approximately $12,000 during the year ended December 31, 2012. The Partnership had no investment balance remaining in this Local Partnership at the date of assignment and accounted for the investment as an asset held for sale at December 31, 2011.

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

The second mortgage accrues interest at a fixed rate of 6.11%.  Semiannual payments from 50% of surplus cash are required and the note matures in July, 2031.  There is an option to the noteholder to accelerate maturity of the second mortgage after October, 2008. There have been no payments made on the loan. The Partnership recognized approximately $55,000 and $98,000  in equity in loss from Michigan Beach during the six months ended June 30, 2013 and 2012, respectively, and reduced the carrying value of the mortgage note receivable. With respect to the second mortgage from Michigan Beach, the Partnership has fully reserved any accrued interest.

NATIONAL TAX CREDIT INVESTORS II

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 3 – Mortgage Note Receivable (continued)

The following is a summary of the mortgage note receivable activity for the six months ended June 30, 2013 (in thousands):

Six Months Ended June 30, 2013
Mortgage note receivable balance, beginning of period	$ 3,533
Equity in losses of Local Partnership	(55)
Mortgage note receivable balance, end of period	$ 3,478

Note 4 – Transactions with Affiliated Parties

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner for the following fees:

(a)

An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) at the beginning of the year is payable to the General Partner. For the six months ended June 30, 2013 and 2012, partnership management fees in the amount of approximately $53,000, were recorded as an expense.

(b)

A property disposition fee is payable to the General Partner in an amount equal to the lesser of (i) one-half of the competitive real estate commission that would have been charged by unaffiliated third parties providing comparable services in the area where the apartment complex is located, or (ii) 3 percent of the sale price received in connection with the sale or disposition of the apartment complex or local partnership interest, but in no event will the property disposition fee and all amounts payable to unaffiliated real estate brokers in connection with any such sale exceed in the aggregate, the lesser of the competitive rate (as described above) or 6 percent of such sale price. Receipt of the property disposition fee will be subordinated to the distribution of sale or refinancing proceeds by the Partnership until the limited partners have received distributions of sale or refinancing proceeds in an aggregate amount equal to (i) their 6 percent priority return for any year not theretofore satisfied (as defined in the Partnership Agreement) and (ii) an amount equal to the aggregate adjusted investment (as defined in the Partnership Agreement) of the limited partners.  Disposition fees have not been paid or accrued.

(c)

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $14,000 and $15,000 for the six months ended June 30, 2013 and 2012, respectively, and is included in general and administrative expenses.

NTC-II or another affiliate of the General Partner is the Local Operating General Partner in one of the Partnership's four Local Partnerships at June 30, 2013. In addition, NTC-II is typically either a special limited partner or an administrative general partner in each Local Partnership in which the Partnership has an investment.

A former affiliate of the General Partner managed one property owned by a Local Partnership during the six months ended June 30, 2012.  The Local Partnership paid the affiliate property management fees in the amount of five percent of its gross rental revenues and data processing fees. The amounts paid were approximately $53,000 for the six months ended June 30, 2012. On October 31, 2012, the former affiliate ceased to manage the property and management was transferred to a third party.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. There were no advances received by the Partnership during the six months

NATIONAL TAX CREDIT INVESTORS II

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 4 – Transactions with Affiliated Parties (continued)

ended June 30, 2013 and 2012. The Partnership may receive future advances of funds from the General Partner although the General Partner is not obligated to provide such advances.

Note 5 – Partnership Income Taxes

The Partnership was subject to a New Jersey tax based upon the number of resident and non-resident limited partners and apportionment of income related to the Partnership’s investment in certain Local Partnerships. For the six months ended June 30, 2012 the expense related to this tax is reflected in tax expense in the accompanying statements of operations. During the year ended December 31, 2012, the Partnership paid approximately $66,000 as a required deposit for estimated 2012 New Jersey taxes, which was based on half of the previous year’s taxes. However, the Partnership’s estimate of the actual tax due for 2012 was approximately $12,000.  The remaining balance paid of approximately $54,000 is reflected as an other asset on the accompanying balance sheet at June 30, 2013 and December 31, 2012. Approximately $3,000 and $7,000 was recognized as expense during the three and six months ended June 30, 2012. As a result of the sale of Countryside during 2012, the Partnership is no longer subject to pay New Jersey taxes.

Note 6 – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At June 30, 2013, the Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

Note 7 - Contingencies

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

Note 8 - Subsequent Event

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

Liquidity and Capital Resources

Some of the properties in which the Partnership has invested, through its investment in other limited partnerships (“Local Partnerships”), receive one or more forms of assistance from the Federal Government.  As a result, the Local Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans or advances may be restricted by these government assistance programs.  These restrictions, however, are not expected to impact the Partnership’s ability to meet its cash obligations.

As of June 30, 2013 and December 31, 2012, the Partnership had cash and cash equivalents of approximately $4,344,000 and $5,163,000, respectively.  The decrease in cash and cash equivalents of approximately $819,000 is due to approximately $680,000 of cash used by investing activities, and approximately $139,000 of cash used in operating activities.

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

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. There were no advances received by the Partnership during the six months ended June 30, 2013 and 2012. The Partnership may receive future advances of funds from the General Partner, although the General Partner is not obligated to provide such advances.

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

Results of Operations

The Partnership was formed to provide various benefits to its Limited Partners. It is not expected that any of the Local Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to Limited Partners in any material amount. The Partnership accounts for its investments in the Local Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Partnerships. The investments in three of the four Local Partnerships have been reduced to zero as of June 30, 2013. As discussed in Note 3 included in the financial statements in “Item 1. Financial Statements”, during 2006 the Partnership acquired the mortgage note receivable with respect to a Local Partnership.

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

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.  During each of the six months ended June 30, 2013 and 2012, the Partnership recognized equity in loss of approximately $55,000 and $98,000 from one Local Partnership, Michigan Beach, that reduced the carrying amount of the mortgage note receivable due from the Local Partnership.

At times, advances are made to Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero or repayment is uncertain are charged to expense. The Partnership made advances of approximately $680,000 to Michigan Beach during the six months ended June 30, 2013 for operations and capital expenditures at the property. The Partnership did not make any advances during the six months ended June 30, 2012. While not obligated to make advances to any of the Local Partnerships, the Partnership may make future advances in order to protect its economic investment in the Local Partnerships.

At June 30, 2013, the investment balance in all four Local Partnerships had been reduced to zero.

The Partnership’s net loss for the three and six months ended June 30, 2013 was approximately $539,000 and $862,000, respectively, compared to net income of approximately $3,553,000 and $3,437,000 for the three and six months ended June 30, 2012, respectively. The decrease in net income is due to a gain from sales of limited partnership interests in 2012 and advances in 2013 to Local Partnerships in which the investment has been reduced to zero.

A recurring Partnership expense is the annual partnership management fee.  The fee, as defined in the Partnership Agreement, is payable to the General Partner and is calculated at 0.5% of the Partnership’s invested assets as of the beginning of the year.  The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of Partnership affairs. Management fees were approximately $53,000 for the six months ended June 30, 2013 and 2012, and approximately $26,000 for the three months ended June 30, 2013 and 2012.

Operating expenses, exclusive of the management fee, consist of legal and accounting expenses for services rendered to the Partnership, tax expense and general and administrative expenses. Legal and accounting expenses were approximately $48,000 and $43,000 for the six months ended June 30, 2013 and 2012, respectively, and $23,000 for the three months ended June 30, 2013 and 2012. General and administrative expenses were approximately $26,000 for the six months ended June 30, 2013 and 2012, and $16,000 for the three months ended June 30, 2013 and 2012. During 2012, the Partnership was subject to a New Jersey partner tax, which is included in tax expense. For the six months ended June 30, 2012, tax expense was approximately $7,000, and for the three months ended June 30, 2012, the expense was approximately $3,000, respectively. As a result of the sale of Countryside during 2012, the Partnership is no longer subject to a New Jersey partner tax.

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

Other

Bethesda and its affiliates owned 397 limited partnership interests (the "Interests") in the Partnership representing .55% of the outstanding Interests in the Partnership at June 30, 2013. It is possible that Bethesda or its affiliates will acquire additional Interests in the Partnership either through private purchases or tender offers. Pursuant to the Partnership Agreement, interest holders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

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

At June 30, 2013 and December 31, 2012, the Partnership held variable interests in four VIEs for which the Partnership was not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

The four VIEs at June 30, 2013 consist of Local Partnerships that are directly engaged in the ownership and management of four apartment properties with a total of 494 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $3,478,000 and $3,533,000 at June 30, 2013 and December 31, 2012, respectively. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

By: NATIONAL PARTNERSHIP INVESTMENTS, LLC.
General Partner

Date: August 14, 2013	By: /s/Brian Flaherty
Brian Flaherty
Senior Managing Director

Date: August 14, 2013	By: /s/Edward Schmidt
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

101

XBRL (Extensible Business Reporting Language). The following materials from National Tax Credit Investors II’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ (deficiency) capital, (iv) statements of cash flows, and (v) notes to financial statements (1)

(1)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.