Form 10-Q
period 2013-09-30
NATIONAL TAX CREDIT INVESTORS II
filed 2013-11-14
CIK 859921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

NATIONAL TAX CREDIT INVESTORS II

BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30,	December 31,
	2013	2012

ASSETS

Investments in and advances to Local Partnerships	$ --	$ --
Cash and cash equivalents	3,952	5,163
Mortgage note receivable	3,478	3,533
Accounts receivable – limited partners	181	181
Other assets	54	54
Total assets	$ 7,665	$ 8,931

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses	$ 20	$ 40

Contingencies		--

Partners' (deficiency) capital:
General partner	(552)	(540)
Limited partners	8,197	9,431
Total partners’ (deficiency) capital	7,645	8,891
Total liabilities and partners' (deficiency) capital	$ 7,665	$ 8,931

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per interest data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues:
Interest income	$ --	$ --	$ --	$ 12
Other income	--	19	--	19
Total revenues	--	19	--	31

Operating expenses:
Management fees – general partner	27	27	80	80
General and administrative	16	9	42	35
Tax expense	--	3	--	10
Legal and accounting	16	17	64	60
Total operating expenses	59	56	186	185

Loss from partnership operations	(59)	(37)	(186)	(154)
Gain from sales of limited partnership
interests in Local Partnerships	--	--	--	3,652
Advance recognized as expense	(325)	--	(1,005)	--
Distributions from Local Partnerships
recognized as income	--	--	--	--
Equity in income (loss) of Local
Partnerships and amortization of
acquisition costs	--	68	(55)	(30)

Net income (loss)	$ (384)	$ 31	$(1,246)	$ 3,468

Net income (loss) allocated to general
partner (1%)	$ (4)	$ --	$ (12)	$ 35
Net income (loss) allocated to limited
partners (99%)	$ (380)	$ 31	(1,234)	$ 3,433

Net income (loss) per limited partnership
interest	$(5.28)	$ 0.43	$(17.12)	$47.55

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENT OF CHANGES IN PARTNERS’ (DEFICIENCY) CAPITAL

(Unaudited)

(In thousands)

	General	Limited
	Partner	Partners	Total

Partners’ (deficiency) capital,	$ (540)	$ 9,431	$ 8,891
December 31, 2012

Net income (loss) for the nine
months ended September 30, 2013	(12)	(1,234)	(1,246)

Partners’ (deficiency) capital,
September 30, 2013	$ (552)	$ 8,197	$ 7,645

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(1,246)	$ 3,468
Adjustments to reconcile net income to net cash used in
operating activities:
Gain from sales of limited partnership interests in Local
Partnerships	--	(3,652)
Equity in loss of Local Partnerships and amortization
of acquisition costs	55	30
Change in accounts:
Advance made to Local Partnership
Recognized as expense
Accounts receivable	1,005	(19)
Accounts receivable – limited partners	--	(181)
Other assets	--	(57)
Accounts payable and accrued expenses	(20)	(91)
Net cash used in operating activities	(206)	(502)

Cash flows provided by investing activities:
Advance to Local Partnerships	(1,005)	--
Proceeds from sales of limited partnership interests in
Local Partnerships	--	3,550
Net cash flows provided (used) in investing activities	(1,005)	3,550

Net increase (decrease) in cash and cash equivalents	(1,211)	3,048
Cash and cash equivalents, beginning of period	5,163	2,144

Cash and cash equivalents, end of period	$ 3,952	$ 5,192

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

At September 30, 2013 and December 31, 2012, the Partnership had outstanding 72,017 and 72,032 limited partnership interests, respectively.

NATIONAL TAX CREDIT INVESTORS IINOTES TO FINANCIAL STATEMENTS (continued)(Unaudited)

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

Mortgage Note Receivable

The Partnership reviews its mortgage note receivable whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  The Partnership has recorded its mortgage note receivable at September 30, 2013 and December 31, 2012 at the amount at which the Partnership ultimately expects to receive. No impairment was recognized during the nine months ended September 30, 2013 or 2012.  See “Note 3 – Mortgage Note Receivable” for further information.

Impairment of Long-Lived Assets

The Partnership reviews long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment loss was recognized during the nine months ended September 30, 2013 and 2012.

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners’ share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 72,032 for the three and nine month periods ended September 30, 2013, respectively and 72,205 for the three and nine month periods ended September 30, and 2012, respectively.

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

NATIONAL TAX CREDIT INVESTORS IINOTES TO FINANCIAL STATEMENTS (continued)(Unaudited)

Note 1 - Organization And Summary Of Significant Accounting Policies (continued)

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

At September 30, 2013 and December 31, 2012, the Partnership held variable interests in four VIEs for which the Partnership was not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership.  In making this determination, the Partnership considered the following factors:

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

The four VIEs at September 30, 2013 consist of Local Partnerships that are directly engaged in the ownership and management of four apartment properties with a total of 494 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $3,478,000 and $3,533,000 at September 30, 2013 and December 31, 2012, respectively. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Revenue Recognition – Deposit Method

Profit on the sale of limited partnership interests shall not be recognized under the full accrual method until all of the following criteria are met:  a sale is

NATIONAL TAX CREDIT INVESTORS IINOTES TO FINANCIAL STATEMENTS (continued)(Unaudited)

Note 1 - Organization And Summary Of Significant Accounting Policies (continued)

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

Note 2 - Investments In and Advances to Local Partnerships

As of September 30, 2013 and December 31, 2012, the Partnership held limited partnership interests in four Local Partnerships, located in four states. As a limited partner of the Local Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their properties (the "Apartment Complexes"). The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

At September 30, 2013 and December 31, 2012, the Local Partnerships owned residential projects consisting of 494 apartment units.

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

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage (between 98.9% and 99.0%). The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Partnership.

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

NATIONAL TAX CREDIT INVESTORS IINOTES TO FINANCIAL STATEMENTS (continued)(Unaudited)

Note 2 - Investments In and Advances to Local Partnerships (continued)

Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. There were no such distributions received during the nine months ended September 30, 2013 and 2012.

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

As of September 30, 2013 and December 31, 2012, the investment balance in all four Local Partnerships had been reduced to zero.

At times, advances are made to Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero or repayment is uncertain are charged to expense. The Partnership made advances of approximately $1,005,000 to Michigan Beach during the nine months ended September 30, 2013, for operations and capital expenditures at the property.  The Partnership did not make any advances during the nine months ended September 30, 2012. While not obligated to make advances to any of the Local Partnerships, the Partnership may make future advances in order to protect its economic investment in the Local Partnerships.

The following are estimated unaudited condensed combined statements of operations for the three and nine months ended September 30, 2013 and 2012 for the Local Partnerships in which the Partnership has investments (in thousands). The 2012 amounts exclude Countryside Place, for which the Partnership sold its limited partnership interest in April 2012.

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012

Revenues:
Rental and other income	$ 949	$ 899	$ 2,737	$ 2,732

Expenses:
Operating expenses	563	720	1,975	2,167
Interest	276	231	604	693
Depreciation and amortization	200	209	603	627
Total expenses	1,039	1,160	3,182	3,487

Loss from continuing operations	$ (90)	$ (261)	$ (445)	$ (755)

NATIONAL TAX CREDIT INVESTORS IINOTES TO FINANCIAL STATEMENTS (continued)(Unaudited)

Note 2 - Investments In and Advances to Local Partnerships (continued)

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

During September 2013, the Partnership entered into an Assignment and Assumption Agreement to assign its limited partnership interest in Michigan Beach to a third party for a total amount of $10.00. Additionally, during September 2013, the Partnership entered into a Loan Purchase Agreement with the same third party, to sell the second mortgage held by the Partnership for an amount equal to the outstanding principal on the Loan. As of September 30, 2013, the outstanding principal balance on the Loan was $3,596,276. The Registrant's investment balance in Michigan Beach was reduced to zero at June 30, 2013. The assignment and the Loan purchase are expected to close during the first quarter of 2014 and are subject to i) the consent of the United States Department of Housing and Urban Development and ii) the consent of Midland Loan Services, Inc. If either condition is not met prior to December 31, 2013, then the Assignment Agreement and the Loan Agreement shall terminate. In the event that the closing does not timely occur due to the default by Assignee of its obligations under the Assignment Agreement or the Loan Agreement, then the Registrant will be entitled to keep the $1,000 escrow deposit made by Assignee in connection with the Loan Agreement. In the event that the closing does not timely occur due to the default by the Partnership, then the rights and obligations of both parties under both agreements terminate, except for certain indemnification rights.

Note 3 – Mortgage Note Receivable

On May 30, 2006, the Partnership purchased the second mortgage for a Local Partnership, Michigan Beach, from the second mortgage holder, PAMI Midatlantic, LLC (“PAMI”) for a purchase price of $4,320,000. The second mortgage had a principal balance of approximately $3,596,000 and accrued interest outstanding at the time of the purchase.

NATIONAL TAX CREDIT INVESTORS IINOTES TO FINANCIAL STATEMENTS (continued)(Unaudited)

Note 3 – Mortgage Note Receivable (continued)

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

The second mortgage accrues interest at a fixed rate of 6.11%.  Semiannual payments from 50% of surplus cash are required and the note matures in July of 2031.  There is an option to the noteholder to accelerate maturity of the second mortgage after October of 2008. There have been no payments made on the loan. The Partnership recognized approximately $55,000 and $30,000 in equity in loss from Michigan Beach during the nine months ended September 30, 2013 and 2012, respectively, and reduced the carrying value of the mortgage note receivable. With respect to the second mortgage from Michigan Beach, the Partnership has fully reserved any accrued interest.

Note 4 – Transactions with Affiliated Parties

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner for the following fees:

(a)

An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) at the beginning of the year is payable to the General Partner. For the nine months ended September 30, 2013 and 2012, partnership management fees in the amount of approximately $80,000 were recorded as an expense.

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

(c)

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $22,000 for the nine months ended September 30, 2013 and 2012 and is included in general and administrative expenses.

NTC-II or another affiliate of the General Partner is the Local Operating General Partner in one of the Partnership's four Local Partnerships at September 30, 2012. In addition, NTC-II is typically either a special limited partner or an administrative general partner in each Local Partnership in which the Partnership has an investment.

A former affiliate of the General Partner managed one property owned by a Local Partnership during the nine months ended September 30, 2012.  The Local Partnership paid the affiliate property management fees in the amount of five percent of its gross rental revenues and data processing fees. The amounts paid were approximately $81,000 for the nine months ended September 30, 2012. On October 31, 2012, the former affiliate ceased to manage the property and management was transferred to a third party.

NATIONAL TAX CREDIT INVESTORS IINOTES TO FINANCIAL STATEMENTS (continued)(Unaudited)

Note 4 – Transactions with Affiliated Parties (continued)

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. There were no advances received by the Partnership during the nine months ended September 30, 2013 and 2012. The Partnership may receive future advances of funds from the General Partner although the General Partner is not obligated to provide such advances.

Note 5 – Partnership Income Taxes

The Partnership was subject to a New Jersey tax based upon the number of resident and non-resident limited partners and apportionment of income related to the Partnership’s investment in certain Local Partnerships. For the nine months ended September 30, 2012 the expense related to this tax is reflected in tax expense in the accompanying statements of operations. During the year ended December 31, 2012, the Partnership paid approximately $66,000 as a required deposit for estimated 2012 New Jersey taxes, which was based on half of the previous year’s taxes. However, the Partnership’s estimate of the actual tax due for 2012 was approximately $12,000.  The remaining balance paid of approximately $54,000 is reflected as another asset on the accompanying balance sheet at September 30, 2013 and December 31, 2012. Approximately $3,000 and $9,000 was recognized as expense during the three and nine months ended September 30, 2012, respectively. As a result of the sale of Countryside during 2012, the Partnership is no longer subject to pay New Jersey taxes.

Note 6 – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At September 30, 2013, the Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

In October 2013, the Partnership assigned its limited partnership interest in Jamestown Terrace to an affiliate of the operating General Partner for a total of $30,000. This amount will be recognized as a gain on sales of limited partnership interest in Local Partnerships during the three months ended December 31, 2013 as the Partnership had no investment balance remaining at the date of the assignment.

During October 2013, the Partnership entered into an Assignment and Assumption Agreement to assign its limited partnership interest in Virginia Park Meadows to an affiliate of the operating General Partner for no consideration. The agreement is subject to the Partnership paying a $3,000 transfer fee to the state of Michigan. The transaction is expected to close during the fourth quarter of 2013. The Partnership had no investment balance remaining as of the date of the agreement.

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

As of September 30, 2013 and December 31, 2012, the Partnership had cash and cash equivalents of approximately $3,952,000 and $5,163,000, respectively.  The decrease in cash and cash equivalents of approximately $1,211,000 is due to approximately $1,005,000 of cash used by investing activities, and approximately $186,000 of cash used in operating activities. Cash used by investing activities primarily consisted of advances to Local Partnerships recognized as expense.

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

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. There were no advances received by the Partnership during the nine months ended September 30, 2012 and 2013. The Partnership may receive future advances of funds from the General Partner although the General Partner is not obligated to provide such advances.

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

Results of Operations

The Partnership was formed to provide various benefits to its Limited Partners. It is not expected that any of the Local Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to Limited Partners in any material amount. The Partnership accounts for its investments in the Local Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Partnerships. The investments in all four Local Partnerships have been reduced to zero as of September 30, 2013. As discussed in Note 3 included in the financial statements in “Item 1. Financial Statements”, during 2006 the Partnership acquired the mortgage note receivable with respect to a Local Partnership that is obligated under the mortgage note.

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

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  During the nine months ended September 30, 2013 and 2012, the Partnership recognized equity in loss of approximately $55,000 and $30,000, respectively, from one Local Partnership, Michigan Beach, that reduced the carrying amount of the mortgage note receivable due from the Local Partnership.

At times, advances are made to Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero or repayment is uncertain are charged to expense. The Partnership made advances of approximately $1,005,000 to Michigan Beach during the nine months ended September 30, 2013 for operations and capital expenditures at the property. The Partnership did not make any advances during the nine months ended September 30, 2012. While not obligated to make advances to any of the Local Partnerships, the Partnership may make future advances in order to protect its economic investment in the Local Partnerships.

At September 30, 2013, the investment balance in all four Local Partnerships had been reduced to zero.

The Partnership’s net loss for the three and nine months ended September 30, 2013 was approximately $384,000 and $1,246,000, respectively, compared to net income of approximately $31,000 and $3,468,000 for the three and nine months ended September 30, 2012, respectively. The decrease for the nine months ended September 30, 2013 is due to a decrease in gain from sales of limited partnership interests in Local Partnerships, an increase in loss from partnership operations and an increase in equity in loss of Local Partnerships and amortization of acquisition costs, and an increase in advances to Local Partnerships recognized as expense.

A recurring Partnership expense is the annual partnership management fee.  The fee, as defined in the Partnership Agreement, is payable to the General Partner and is calculated at 0.5% of the Partnership’s invested assets as of the beginning of the year.  The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of Partnership affairs. Management fees were approximately $80,000 for the nine months ended September 30, 2013 and 2012 and approximately $27,000 for the three months ended September 30, 2013 and 2012.

Operating expenses, exclusive of the management fee, consist of legal and accounting expenses for services rendered to the Partnership, tax expense and general and administrative expenses. Legal and accounting expenses were approximately $64,000 and $60,000 for the nine months ended September 30, 2013 and 2012, respectively, and approximately $16,000 and $17,000 for the three months ended September 30, 2013 and 2012, respectively. General and administrative expenses were approximately $42,000 and $35,000 for the nine months ended September 30, 2013 and 2012, respectively, and approximately $16,000 and $9,000 for the three months ended September 30, 2013 and 2012, respectively. The Partnership was subject to a New Jersey partner tax, which is included in tax expense. For the nine months ended September 30, 2012, tax expense was approximately $10,000, and for the three months ended September 30, 2012 the expense was approximately $3,000. As a result of the sale of Countryside during 2012, the Partnership is no longer subject to a New Jersey partner tax.

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in unconsolidated Local Partnerships, in which the Partnership’s ownership percentage ranges from 98.9% to 99.0%.  However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 1. Financial Statements”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Partnerships is limited to the recorded investments in and receivables from the Local Partnerships.  See “Note 2 – Investments In and Advances to Local Partnerships” of the financial statements in “Item 1. Financial Statements” for additional information about the Partnership’s investments in unconsolidated Local Partnerships.

Other

Bethesda and its affiliates owned 397 limited partnership interests (the "Interests") in the Partnership representing .55% of the outstanding Interests in the Partnership at September 30, 2013. It is possible that Bethesda or its affiliates will acquire additional Interests in the Partnership either through private purchases or tender offers. Pursuant to the Partnership Agreement, interest holders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

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

At September 30, 2013 and December 31, 2012, the Partnership held variable interests in four VIEs for which the Partnership was not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

The four VIEs at September 30, 2013 consist of Local Partnerships that are directly engaged in the ownership and management of four apartment properties with a total of 494 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $3,478,000 and $3,533,000 at September 30, 2013 and December 31, 2012, respectively. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

•

should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•

have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•

may apply standards of materiality in a way that is different from what may be viewed as material to an investor; and

•

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

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

By: National Partnership Investments Corp.
General Partner

Date: November 13, 2013	By: /s/Brian Flaherty
Brian Flaherty
Senior Managing Director

Date: November 13, 2013	By: /s/Joseph Dryden
Joseph Dryden
V.P. of Finance/CFO

NATIONAL TAX CREDIT INVESTORS II

EXHIBIT INDEX

Exhibit

Description of Exhibit

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