Form 10-K
period 2013-12-31
NATIONAL TAX CREDIT INVESTORS II
filed 2014-04-15
CIK 859921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

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

Prior to 2011, the Partnership lost its interest in 28 Local Partnerships through the sale of the property held by the Local Partnership, foreclosure, or the sale of Partnership interests. During 2011, the Partnership sold its limited partnership interest in four of the Local Partnerships owning residential projects consisting of 237 apartment units. During 2012, the Partnership sold its limited partnership interest in one of the Local Partnerships owning residential projects consisting of 180 apartment units. During 2013, the Partnership assigned its Partnership interest in two Local Partnerships owning residential projects consisting of 139 units. As of December 31, 2013, the Partnership held limited partnership interests in two Local Partnerships located in two states. Each of these Local Partnerships owns a project that is eligible for the Housing Tax Credit. One of the Local Partnerships also benefits from government programs promoting low or moderate income housing.

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

Item 1A.

Risk Factors

Not applicable.

Item 2.

Properties

During 2013, most of the projects in which NTCI-II had invested were substantially rented. The following is a schedule of the occupancy status as of December 31, 2013 and 2012 of the projects owned by Local Partnerships in which NTCI-II is a limited partner.

SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS

IN WHICH NTCI-II HAS AN INVESTMENT

DECEMBER 31, 2013

			Units
		Financed,	Authorized	Occupancy
		Insured	for Rental	Percentage
		and	Assistance	for the Years Ended
	No. of	Subsidized	Under	December 31,
Name and Location	Units	Under	Section 8	2013	2012

Lincoln Grove Apartments
Greensboro, NC	116	--	--	73%	77%
Michigan Beach Apartments
Chicago, IL	239	(A)	--	93%	92%

(A)

The mortgage is insured by HUD.

The following table details the Partnership’s ownership percentages of the Local Partnerships and the cost of acquisition of such ownership.  All interests are limited partner interests.  The total mortgage and other encumbrances on each property for each of the Local Partnerships as of December 31, 2013 are also included.

	NTCI-II	Original Cost
	Percentage	of Ownership	Mortgage	Notes
Name and Location	Interest	Interest	Notes	Payable
		(in thousands)	(in thousands)	(in thousands)
Lincoln Grove Apartments
Greensboro, NC	99.00%	$ 840	$ 2,047	$ 0
Michigan Beach Apartments
Chicago, IL	98.90%	$ 1,575	$ 12,375	$ 6,671

Although each Local Partnership in which the Partnership has invested owns a project that must compete with other projects for tenants, government mortgage interest and rent subsidies make it possible for some of the Local Partnerships to rent units to eligible tenants at below market rates.  In general, the Partnership believes this insulates the properties from market competition.

In October 2013, the Partnership assigned its limited partnership interest in Jamestown Terrace to an affiliate of the operating General Partner for a total of $10,000. This amount will be recognized as a gain on sales of limited partnership interest in Local Partnerships during the year ended December 31, 2013 as the Partnership had no investment balance remaining at the date of the assignment.

In November 2013, the Partnership assigned its limited partnership interest in Virginia Park Meadows to an affiliate of the operating General Partner for no consideration. This agreement was subject to the Partnership paying a $3,000 transfer fee to the state of Michigan. The Partnership had no investment balance remaining as of the date of the agreement.

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

During September 2013, the Partnership entered into an Assignment and Assumption Agreement to assign its limited partnership interest in Michigan Beach to a third party for a total amount of $10.00. Additionally, during September 2013, the Partnership entered into a Loan Purchase Agreement with the same third party, to sell the second mortgage held by the Partnership for an amount equal to the outstanding principal on the Loan. As of December 31, 2013, the outstanding principal balance on the Loan was $3,596,000. The Partnership's investment balance in Michigan Beach was reduced to zero. The assignment and the Loan purchase are subject to i) the consent of the United States Department of Housing and Urban Development and ii) the consent of Midland Loan Services, Inc. If either condition was not met prior to December 31, 2013, the Assignment Agreement and the Loan Agreement would terminate. All parties have agreed to extend and reinstate the loan agreement. Negotiations are ongoing at this time. An extension is expected to be signed in the second quarter of 2014. In the event that the closing does not timely occur due to the default by Assignee of its obligations under the Assignment Agreement or the Loan Agreement, then the Partnership will be entitled to keep the $1,000 escrow deposit made by Assignee in connection with the Loan Agreement. In the event that the closing does not timely occur due to the default by the Partnership, then the rights and obligations of both parties under both agreements terminate, except for certain indemnification rights.

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

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The limited partnership interests (the “Units”) are not traded on a public exchange but were sold through a public offering managed by PaineWebber Incorporated.  It is not anticipated that any active public market will develop for the purchase and sale of any limited partnership interest, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership.  A Unit may not be transferred but can be assigned only if certain requirements in the Partnership Agreement are satisfied.  At December 31, 2013, there were 2,880 registered holders of 72,017 Units in the Partnership. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to limited partners in circumstances other than refinancing or disposition of its investments in Local Partnerships. There were no distributions from the Partnership during the years ended December 31, 2013 and 2012.

Bethesda and its affiliates owned 397 Units in the Partnership representing .55% of the outstanding Units in the Partnership at December 31, 2013. It is possible that Bethesda or its affiliates will acquire additional Units in the Partnership either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

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

As of December 31, 2013 and 2012, the Partnership had cash and cash equivalents of approximately $3,577,000 and $5,163,000, respectively. The decrease in cash and cash equivalents of approximately $1,586,000 was due to approximately $1,300,000 of cash used in investing activities, and approximately $200,000 of cash used in operating activities. Cash provided by investing activities consisted of proceeds from the sale of the Partnership’s limited partnership interest in one Local Partnership.

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

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. There were no advances received by the Partnership during the years ended December 31, 2013 and 2012. The Partnership may receive future advances of funds from the General Partner, although the General Partner is not obligated to provide such advances.

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

Results of Operations

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once the Partnership’s investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of the Partnership’s investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  During the years ended December 31, 2013 and 2012, the Partnership recognized equity in loss of approximately $55,000 and $141,000, respectively, from one Local Partnership, Michigan Beach, that reduced the carrying amount of the mortgage note receivable due from the Local Partnership. In addition, the Partnership recognized an impairment of $50,000 during the year ended December 31, 2011 to reduce the mortgage note receivable to its expected value. There were no distributions received in 2013 or 2012.

At times, advances are made to Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero are charged to expense. The Partnership made advances of approximately $1,344,000 to Michigan Beach during the year ended December 31, 2013, for deferred capital needs. Subsequent to December 31, 2013, the Partnership advanced approximately $89,000.  While not obligated to make advances to any of the Local Partnerships, the Partnership may make future advances in order to protect its economic investment in the Local Partnerships.

At December 31, 2013, the investment balance in the Local Partnerships had been reduced to zero.

The Partnership’s net income (loss)for the years ended December 31, 2013 and 2012 was approximately $(1,633,000) and $3,300,000, respectively.  The decrease in net income for the year ended December 31, 2012 is due to a decrease in gain from sales of limited partnership interests in Local Partnerships, a decrease in loss from partnership operations and a decrease in impairment loss, partially offset by an increase in equity in loss of Local Partnerships and a decrease in distributions from Local Partnerships.

A recurring Partnership expense is the annual partnership management fee.  The fee, as defined in the Partnership Agreement, is payable to the General Partner and is calculated at 0.5% of the Partnership’s invested assets as of the beginning of the year. The management fee represents the annual recurring fee which will be paid to the General Partner for the General Partner’s management of the Partnership’s affairs. For the years ended December 31, 2013 and 2012, management fees were approximately $107,000 and $107,000, respectively.

Operating expenses, exclusive of the management fee, consist of legal and accounting expenses for services rendered to the Partnership, tax expense and general and administrative expenses. Legal and accounting expenses were approximately $83,000 and $72,000 for the years ended December 31, 2013 and 2012, respectively. General and administrative expenses were approximately $54,000 and $50,000 for the years ended December 31, 2013 and 2012, respectively. The Partnership is subject to a New Jersey partner tax which is included in tax expense. For the years ended December 31, 2013 and 2012, tax expense was approximately $0 and $13,000, respectively. The decrease in tax expense is due to a decrease in the portion of the New Jersey tax that is based on the apportionment of income related to the Partnership’s investment in certain Local Partnerships.

In October 2013, the Partnership assigned its limited partnership interest in Jamestown Terrace to an affiliate of the operating General Partner for a total of $10,000. This amount will be recognized as a gain on sales of limited partnership interest in Local Partnerships during the year ended December 31, 2013 as the Partnership had no investment balance remaining at the date of the assignment.

In November 2013, the Partnership assigned its limited partnership interest in Virginia Park Meadows to an affiliate of the operating General Partner for no consideration. This agreement was subject to the Partnership paying a $3,000 transfer fee to the state of Michigan. The Partnership had no investment balance remaining as of the date of the agreement.

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

Upon receipt of approval from the Executive Director of the New Jersey Housing and Mortgage Finance Agency, the assignment of the Partnership’s 99% limited partnership interest in Countryside became effective on December 30, 2011. Pursuant to the terms of the assignment agreement, the Partnership received a deposit of $150,000 in cash and a promissory note in the principal amount of $3,550,000 in December 2011. The promissory note had a maturity date of June 30, 2012 and bore interest at the annual rate of two percent if paid on or before March 31, 2012 and seven percent if paid after March 31, 2012. At December 31, 2011, this sale was accounted for under the deposit method, as it lacked adequate initial investment by the buyer to qualify as a sale transaction. Accordingly, the Partnership recorded deferred revenues of $145,000 (cash portion of the sales price received less $5,000 of expenses incurred in connection with the assignment) and excluded the promissory note from its assets at December 31, 2011. During the year ended December 30, 2012, the Partnership paid approximately $43,000 of New Jersey taxes associated with the sale, which was recognized as a reduction to the gain. During the year ended December 31, 2012, the Partnership received approximately $3,562,000 in payment of the note receivable of approximately $3,550,000 and accrued interest of approximately $12,000. The Partnership recognized a gain from sale of limited partnership interest of approximately $3,652,000 and interest income of approximately $12,000 during the year ended December 31, 2012. The Partnership had no investment balance remaining at the date of assignment.

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

At December 31, 2013 and 2012, the Partnership held variable interests in two and four VIEs, respectively, for which the Partnership was not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

The two VIEs at December 31, 2013 consisted of Local Partnerships that were directly engaged in the ownership and management of two apartment properties with a total of 355 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $3,478,000 and $3,533,000 at December 31, 2013 and 2012, respectively.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Item 8.

Financial Statements and Supplementary Data

NATIONAL TAX CREDIT INVESTORS II

LIST OF FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms

Balance Sheets – December 31, 2013 and 2012

Statements of Operations – Years ended December 31, 2013 and 2012

Statements of Changes in Partners’ (Deficiency) Capital – Years ended December 31, 2013 and 2012

Statements of Cash Flows – Years ended December 31, 2013 and 2012

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

National Tax Credit Investors II

We have audited the accompanying balance sheet of National Tax Credit Investors II as of December 31, 2013, and the related statements of operations, changes in partners' (deficiency) capital and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of National Tax Credit Investors II at December 31, 2013, and the results of its operations and its cash flows for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/Carter & Company, CPA, LLC

Destin, Florida

April 15, 2014

Report of Independent Registered Public Accounting Firm

The Partners

National Tax Credit Investors II

We have audited the accompanying balance sheet of National Tax Credit Investors II as of December 31, 2012, and the related statements of operations, changes in partners' (deficiency) capital and cash flows for the year ended December 31, 2012. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of National Tax Credit Investors II at December 31, 2012, and the results of its operations and its cash flows for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

April 1, 2013

NATIONAL TAX CREDIT INVESTORS II

BALANCE SHEETS

(In thousands)

	December 31,
	2013	2012
ASSETS

Cash and cash equivalents	$ 3,577	$ 5,163
Mortgage note receivable	3,478	3,533
Accounts receivable – limited partners	181	181
Other assets	54	54
Total assets	$ 7,290	$ 8,931

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses	$ 32	$ 40

Partners' (deficiency) capital:
General partner	(556)	(540)
Limited partners	7,814	9,431
Total partners’ (deficiency) capital	7,258	8,891
Total liabilities and partners' (deficiency) capital	$ 7,290	$ 8,931

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENTS OF OPERATIONS

(In thousands, except per interest data)

	Years Ended December 31,
	2013	2012
Revenues:
Interest income	$ --	$ 12
Other income	--	19
Total revenues	--	31

Operating expenses:
Management fees - general partner	107	107
General and administrative	54	50
Tax expense	--	13
Legal and accounting	83	72
Total operating expenses	244	242

Loss from partnership operations	(244)	(211)
Gain from sales of limited partnership interests
in Local Partnerships	10	3,652
Advance recognized as expense
as income (loss)	(1,344)	--
Equity in loss of Local Partnerships	(55)	(141)

Net income (loss)	$(1,633)	$ 3,300

Net income (loss) allocated to general partner (1%)	$ (16)	$ 33
Net income (loss) allocated to limited partners (99%)	$(1,617)	$ 3,267

Net income (loss) per limited partnership interest	$(22.45)	$ 45.25

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENTS OF CHANGES IN PARTNERS'(DEFICIENCY) CAPITAL

(In thousands)

	General	Limited
	Partner	Partners	Total
Partners’ (deficiency) capital at
December 31, 2011	$ (573)	$ 6,164	$ 5,591

Net income for the year ended December 31, 2012	33	3,267	3,300

Partners’ (deficiency) capital at
December 31, 2012	(540)	9,431	8,891

Net loss for the year ended December 31, 2013	(16)	(1,617)	(1,633)

Partners’ (deficiency) capital at
December 31, 2013	$ (556)	$ 7,814	$ 7,258

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$ (1,633)	$ 3,300
Adjustments to reconcile net income to net cash
used in operating activities:
Gain from sales of limited partnership interests in
Local Partnerships	(10)	(3,652)
Advance made to Local Partnership
Recognized as expense	1,344	--
Equity in loss of Local Partnerships	55	141
Change in accounts:
Accounts receivable – limited partners	--	(181)
Other assets	--	(54)
Accounts payable and accrued expenses	(8)	(85)
Net cash used in operating activities	(252)	(531)

Cash flows from investing activities:
Advance to Local Partnership	(1,344)	--
Proceeds from sales of limited partnership interests in
Local Partnerships	10	3,550
Net cash provided by investing activities	(1,334)	3,550

Net increase (decrease) in cash and cash equivalents	(1,586)	3,019
Cash and cash equivalents, beginning of year	5,163	2,144
Cash and cash equivalents, end of year	$ 3,577	$ 5,163

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

At December 31, 2013 and 2012, the Partnership had outstanding 72,017 and 72,032 limited partnership interests, respectively.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balance at December 31, 2012 was maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account. In 2013 the affiliated management company maintained separate cash accounts with an FDIC insured bank for each of its affiliated entities including National Tax Credit Investors II.

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

NATIONAL TAX CREDIT INVESTORS II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

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

Net Income Per Limited Partnership Interest

Net income per limited partnership interest was computed by dividing the limited partners' share of net income by the number of limited partnership interests outstanding at the beginning of the year.  The number of limited partnership interests used was 72,032 and 72,205 for the years ended December 31, 2013 and 2012, respectively.

Abandoned Interests

During 2013 and 2012, the number of limited partnership interests decreased by 15 and 173 units, respectively, due to limited partners abandoning their interests. In abandoning his or her partnership interests, a limited partner relinquishes all right, title and interest in the Partnership as of the date of the abandonment.

Mortgage Note Receivable

The Partnership reviews its mortgage note receivable whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  The Partnership has recorded its mortgage note receivable at December 31, 2013 and December 31, 2012 at the amount at which the Partnership ultimately expects to receive. No impairment was recognized during the years ended December 31, 2013 or 2012.  See “Note 3 – Mortgage Note Receivable” for further information.

Impairment of Long-Lived Assets

The Partnership reviews long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. There were no impairment losses recognized during the years ended December 31, 2013 and 2012.

Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At December 31, 2013, the Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

NATIONAL TAX CREDIT INVESTORS II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

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

At December 31, 2013 and 2012, the Partnership held variable interests in two and four VIEs, respectively, for which the Partnership was not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership.  In making this determination, the Partnership considered the following factors:

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

NATIONAL TAX CREDIT INVESTORS II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

•

the general partners are authorized to borrow funds on behalf of the Local Partnerships; and

•

the Partnership, as a limited partner in each of the Local Partnerships, does not have the ability to direct or otherwise significantly influence the activities of the Local Partnerships that most significantly impact such entities’ economic performance.

The two VIEs at December 31, 2013 consisted of Local Partnerships that were directly engaged in the ownership and management of two apartment properties with a total of 355 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $3,478,000 and $3,533,000 at December 31, 2013 and 2012, respectively. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 - Investments In and Advances to Local Partnerships

As of December 31, 2013 and 2012, the Partnership holds limited partnership interests in two and four Local Partnerships, respectively, located in two and four states, respectively. As a limited partner of the Local Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their properties (the "Apartment Complexes"). The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

At December 31, 2013 and 2012, the Local Partnerships own residential projects consisting of 355 and 494 apartment units, respectively. During the year ended December 31, 2013, the Partnership sold its limited partnership interest in two of the Local Partnerships owning residential projects consisting of 139 apartment units.

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

NATIONAL TAX CREDIT INVESTORS II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note 2 - Investments In and Advances to Local Partnerships (continued)

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges. See “Note 1 – Organization and Summary of Significant Accounting Policies” for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, the Partnership does not recognize losses once the Partnership’s investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the year ended December 31, 2013 and 2012, there were no such distributions received.

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

In October 2013, the Partnership assigned its limited partnership interest in Jamestown Terrace to an affiliate of the Local Operating General Partner for a total of $10,000. This amount will be recognized as a gain on sales of limited partnership interest in Local Partnerships during the year ended December 31, 2013 as the Partnership had no investment balance remaining at the date of the assignment.

In November 2013, the Partnership assigned its limited partnership interest in Virginia Park Meadows to an affiliate of the Local Operating General Partner for no consideration. This agreement was subject to the Partnership paying a $3,000 transfer fee to the state of Michigan. The Partnership had no investment balance remaining as of the date of the agreement.

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

NATIONAL TAX CREDIT INVESTORS II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note 2 - Investments In and Advances to Local Partnerships (continued)

limited partnership interest of approximately $3,652,000 and interest income of approximately $12,000 during the year ended December 31, 2012.

During September 2013, the Partnership entered into an Assignment and Assumption Agreement to assign its limited partnership interest in Michigan Beach to a third party for a total amount of $10.00. Additionally, during September 2013, the Partnership entered into a Loan Purchase Agreement with the same third party, to sell the second mortgage held by the Partnership for an amount equal to the outstanding principal on the Loan. As of December 31, 2013, the outstanding principal balance on the Loan was $3,596,000. The Partnership's investment balance in Michigan Beach was reduced to zero. The assignment and the Loan purchase are subject to i) the consent of the United States Department of Housing and Urban Development and ii) the consent of Midland Loan Services, Inc. If either condition was not met prior to December 31, 2013, the Assignment Agreement and the Loan Agreement would terminate. All parties have agreed to extend and reinstate the loan agreement. Negotiations are ongoing at this time. An extension is expected to be signed in the second quarter of 2014. In the event that the closing does not timely occur due to the default by Assignee of its obligations under the Assignment Agreement or the Loan Agreement, then the Partnership will be entitled to keep the $1,000 escrow deposit made by Assignee in connection with the Loan Agreement. In the event that the closing does not timely occur due to the default by the Partnership, then the rights and obligations of both parties under both agreements terminate, except for certain indemnification rights.

As of December 31, 2013 and 2012, the investment balance in one of the two and three of the four Local Partnerships, respectively, had been reduced to zero. The Partnership’s remaining investment balance relates to the mortgage note receivable, which is discussed in “Note 3 – Mortgage Note Receivable”.

At times, advances are made to Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero are charged to expense. The Partnership made advances of approximately $1,344,000 to Michigan Beach during the year ended December 31, 2013, for deferred capital needs. Subsequent to December 31, 2013, the Partnership advanced approximately $89,000.  While not obligated to make advances to any of the Local Partnerships, the Partnership may make future advances in order to protect its economic investment in the Local Partnerships.

The difference between the investment per the accompanying balance sheets at December 31, 2013 and 2012 and the equity per the Local Partnerships' condensed combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Partnerships, costs capitalized to the investment account, and cumulative distributions recognized as income.

The Partnership’s value of its investments and its equity in the income/loss and/or distributions from the Local Partnerships are, for certain Local Partnerships, individually, not material to the overall financial position of the Partnership. The financial information from the unaudited condensed combined financial statements of such Local Partnerships at December 31, 2013 and 2012 and for each of the two years in the period then ended is presented below.  The Partnership’s value of its investment in Michigan Beach Limited Partnership, (the “Material Investee”) is considered material to the Partnership’s financial position and amounts included below for the Material Investee are included on an audited basis.

NATIONAL TAX CREDIT INVESTORS II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note 2 - Investments In and Advances to Local Partnerships (continued)

The following are estimated unaudited condensed combined statements of operations for the years ended December 31, 2013 and 2012 for the Local Partnerships in which the Partnership has investments. The 2013 and 2012 amounts exclude Jamestown and Virginia Park, for which the Partnership assigned its limited partnership interest in October 2013; The 2012 amounts exclude Countryside Place, for which the Partnership sold its limited partnership interest in April 2012.

Condensed Combined Balance Sheets of the Local Partnerships
(in thousands)
	December 31, 2013
Assets:	Unaudited	Material Investee	Total

Land	$ 112	$ 1,010	$ 1,122
Building and improvements	4,109	9,751	13,860
Accumulated depreciation	(2,355)	(4,393)	(6,748)
Other assets	67	588	655
Total assets	$ 1,933	$ 6,956	$ 8,889

Liabilities and Partners Deficit:
Liabilities:
Mortgage notes payable and interest	$ 2,047	$ 12,375	$ 14,422
Other liabilities	284	7,093	7,377
Partners’ deficit	(398)	(12,512)	(12,910)

Total liabilities and partners' deficit	$ 1,933	$ 6,956	$ 8,889

	December 31, 2012
Assets	Unaudited	Material Investee	Total

Land	$ 185	$ 843	$ 1,028
Building and improvements	4,025	8,222	12,247
Accumulated depreciation	(2,241)	(3,967)	(6,208)
Other assets	58	736	794
Total assets	$ 2,027	$ 5,834	$ 7,861

Liabilities and Partners Deficit:
Liabilities:
Mortgage notes payable	$ 2,047	$ 9,073	$ 11,120
Other liabilities	286	9,032	9,318
Partners’ deficit	(306)	(12,271)	(12,577)

Total liabilities and partners' deficit	$ 2,027	$ 5,834	$ 7,861

NATIONAL TAX CREDIT INVESTORS II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note 2 - Investments In and Advances to Local Partnerships (continued)

Condensed Combined Results of Operations of the Local Partnerships
(in thousands)

	For the year Ended December 31, 2013			For the year Ended December 31, 2012

	Unaudited	Material Investee	Total	Unaudited	Material Investee	Total
Rental and other revenue	$ 430	$ 2,433	$ 2,863	$ 459	$ 2,288	$ 2,747

Expenses:
Operating expenses	383	588	971	440	1,837	2,277
Interest and entity
expenses	24	430	454	--	(15)	(15)
Depreciation and amortization	115	1,659	1,774	109	417	526
Total expenses	522	2,677	3,199	549	2,239	2,788

Income (loss) from continuing operations	$ (92)	$ (244)	$ (336)	$ (90)	$ 49	$ (41)

Real Estate and Accumulated Depreciation of Local Partnerships

The following tables exclude the Local Partnerships sold in 2013 and 2012 as described above.

(1) Schedule of Encumbrances and Investment Properties (all amounts unaudited except for those amounts relative to the Material Investee and are the gross amounts at which carried at December 31, 2013) (in thousands):

Description	Encumbrances	Land	Buildings And Related Personal Property	Total	Accumulated Depreciation

Lincoln Grove	$ 2,047	$ 112	$ 4,109	$ 4,221	$ 2,355
Michigan Beach	12,375	1,010	9,751	10,761	4,393
Total	$ 14,422	$ 1,122	$ 13,860	$ 14,982	$ 6,748

(2) Reconciliation of real estate (all amounts unaudited except for those amounts relative to the Material Investee) (in thousands):

	Year Ended December 31, 2013			Year Ended December 31, 2012
	Unaudited	Material Investee	Total	Unaudited	Material Investee	Total
Real estate:
Balance at beginning of year	$ 4,210	$ 9,065	$ 13,275	$ 4,190	$ 8,557	$12,747
Improvements	11	1,696	1,707	20	508	528
Balance at end of year	$ 4,221	$10,761	$ 14,982	$ 4,210	$ 9,065	$13,275

NATIONAL TAX CREDIT INVESTORS II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note 2 - Investments In and Advances to Local Partnerships (continued)

(3) Reconciliation of accumulated depreciation (all amounts unaudited except for those amounts relative to the Material Investee) (in thousands):

	Year Ended December 31, 2013			Year Ended December 31, 2012
	Unaudited	Material Investee	Total	Unaudited	Material Investee	Total
Accumulated depreciation:
Balance at beginning of year	$ 2,241	$ 3,967	$ 6,208	$ 2,133	$ 3,555	$ 5,688
Depreciation expense	114	426	540	108	412	520
Balance at end of year	$ 2,355	$ 4,393	$ 6,748	$ 2,241	$ 3,967	$ 6,208

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

The second mortgage accrues interest at a fixed rate of 6.11%.  Semiannual payments from 50% of surplus cash are required and the note matures in July of 2031.  There is an option to the noteholder to accelerate maturity of the second mortgage after October of 2008. There have been no payments made on the loan. The Partnership recognized approximately $55,000 and $141,000 in equity in loss from Michigan Beach during the years ended December 31, 2013 and 2012, respectively, and reduced the carrying value of the mortgage note receivable. With respect to the second mortgage from Michigan Beach, the Partnership has fully reserved any accrued interest.

The following is a summary of the mortgage note receivable activity for the years ended December 31, 2013 and 2012 (in thousands):
	2013	2012
Mortgage note receivable balance, beginning of year	$ 3,533	$ 3,674
Equity in losses of Local Partnership	(55)	(141)
Mortgage note receivable balance, end of year	$ 3,478	$ 3,533

NATIONAL TAX CREDIT INVESTORS II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note 4 – Transactions with Affiliated Parties

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner for the following fees:

(a)

An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) at the beginning of the year is payable to the General Partner. For the years ended December 31, 2013 and 2012, partnership management fees in the amount of approximately $107,000, for each year, were recorded as an expense.

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

(c)

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $29,000 for each of the years ended December 31, 2013 and 2012, respectively, and is included in general and administrative expenses.

NTC-II is typically either a special limited partner or an administrative general partner in each Local Partnership in which the Partnership has an investment.

A former affiliate of the General Partner managed one property owned by a Local Partnership during the year ended December 31, 2012.  The Local Partnership paid the affiliate property management fees in the amount of five percent of its gross rental revenues and data processing fees. The amounts paid were approximately $91,000 for the year ended December 31, 2012.  On October 31, 2012, the former affiliate ceased to manage the property and management was transferred to a third party.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. There were no advances received by the Partnership during the years ended December 31, 2013 and 2012. The Partnership may receive future advances of funds from the General Partner although the General Partner is not obligated to provide such advances.

Bethesda and its affiliates owned 397 limited partnership interests (the "Units") in the Partnership representing .55% of the outstanding Units in the Partnership at December 31, 2013. It is possible that Bethesda or its affiliates will acquire additional Units in the Partnership either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to

NATIONAL TAX CREDIT INVESTORS II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note 4 – Transactions with Affiliated Parties - continued

remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

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

A reconciliation between the Partnership’s reported net income and the net income (loss) per tax return follows (in thousands, except per limited partnership interest):

	Years Ended December 31,
	2013	2012
Net income (loss) per financial statements	(1,633)	$ 3,300
Sale of partnership interest	0	(3,612)
Other	0	(177)
Investment in Local Partnerships	5,068	(289)
Net income (loss) per tax return	$ 3,435	$ (778)

Net income (loss) per limited partnership interest	$ 47.22	$ (53.36)

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net assets at December 31, 2013 and 2012 (in thousands):
	2013	2012
Net assets as reported	$ 7,258	$ 8,891
Add (deduct):
Deferred offering costs	9,367	9,367
Investment in Local Partnerships	(8,000)	(13,392)
Other	3,349	3,673
Net assets – Federal tax basis	$ 11,974	$ 8,539

The Partnership was subject to a New Jersey tax based upon the number of resident and non-resident limited partners and apportionment of income related to the Partnership’s investment in certain Local Partnerships. For the year ended December 31, 2012 the expense related to this tax is reflected in tax expense in the accompanying statements of operations. During the year ended December 31, 2012, the Partnership paid approximately $66,000 as a required deposit for estimated 2012 New Jersey taxes, which was based on half of the previous year’s taxes. However, the Partnership’s estimate of the actual tax due for 2012 was approximately $12,000.  The remaining balance paid of approximately $54,000 is reflected as another asset on the accompanying balance sheet at December 31, 2013 and 2012. As a result of the sale of Countryside during 2012, the Partnership is no longer subject to pay New Jersey taxes.

NATIONAL TAX CREDIT INVESTORS II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note 6 - Contingencies

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

Note 7 - Subsequent Events

The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Effective June 7, 2013, the Registrant dismissed its prior independent registered public accounting firm, Ernst & Young LLP and retained as its new independent registered public accounting firm, Carter & Company, CPA, LLC. The reports of Ernst & Young LLP on the financial statements of the Registrant as of and for the years ended December 31, 2012 and 2011 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change independent accountants was approved by the board of directors of the Managing General Partner of the Partnership. During the two fiscal years ended 2012 and through June 7, 2013, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements if not resolved to the satisfaction of Ernst & Young LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the Partnership's financial statements for the fiscal years ended December 31, 2012 and 2011.

Effective June 7, 2013, the Registrant engaged Carter & Company, CPA, LLC as its independent registered public accounting firm. During the Partnership's two fiscal years ended December 31, 2012 and the subsequent interim period through June 7, 2013, the Registrant did not consult with Carter & Company, CPA, LLC with respect to the application of accounting principles to a specialized transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership's financial statements, or any other matters or reportable events as set forth in Items 304(a)(2) of Regulation S-K.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2013.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on the Partnership’s management’s assessment, the Partnership’s management concluded that, as of December 31, 2013, the Partnership’s internal control over financial reporting is effective.

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

(b)

Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position
Brian Flaherty	45	Senior Managing Director
Joseph Dryden	52	VP of Finance/CFO

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

Mr. Joseph Dryden is the Director of Reporting of the general partner of the Partnership and of Bethesda Holdings, II, LLC, and the Chief Financial Officer of the Partnership since October 3, 2013. Since August 2013, Mr. Dryden has worked with McGrath Investment Management, LLC, most recently as CFO. Mr. Dryden joins the Partnership from Republic-Financial, a multinational finance and private equity firm he joined in March 2010, where he served as Republic’s Corporate Controller. As the Corporate Controller, Mr. Dryden was responsible for the development and management of highly complex multi-level consolidated audited financial statements. Prior to Republic, Mr. Dryden was the CFO for Decision Display, a Denver based audio visual company specializing in high tech command centers and control rooms he joined in 2005. In this role Mr. Dryden was responsible for all accounting and finance functions including all financial reporting, detailed cash management and forecasting and also managed the company’s banking relationships. Additionally, from 2007 to 2010 Mr. Dryden was the President of Dryden Consulting, an accounting and management consulting firm specializing in GAAP and SEC reporting, internal and external audit assistance and Sarbanes-Oxley compliance.  Dryden Consulting’s client list included 1st Data, AIMCO, Crocs, Woodward Governor, McData, and several other large publicly traded companies. Mr. Dryden’s expertise in GAAP financial reporting, SEC reporting, cash management and process improvement will enable him to create immediate value for the company.  Mr. Dryden received a Bachelor of Arts Degree in Accounting from Clarke University in 1984.

The Registrant is not aware of the involvement in any legal proceedings with respect to the executive officers listed in this Item 10.

The General Partner does not have a separate audit committee. As such, the officers of the General Partner fulfill the functions of an audit committee. The General Partner has determined that Joseph Dryden meets the requirement of an "audit committee financial expert".

The Partnership has adopted a code of ethics that is attached hereto as Exhibit 14.

Item 11.

Executive Compensation

None of the officers received any remuneration from the Partnership for the year ended December 31, 2013.

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

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner for the following fees:

(a)

An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) at the beginning of the year is payable to the General Partner. For the years ended December 31, 2013 and 2012, partnership management fees in the amount of approximately $107,000, for each year, were recorded as an expense.

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

(c)

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $29,000 for each of the years ended December 31, 2013 and 2012, respectively, and is included in general and administrative expenses.

NTC-II is typically either a special limited partner or an administrative general partner in each Local Partnership in which the Partnership has an investment.

A former affiliate of the General Partner managed one property owned by a Local Partnership during the year ended December 31, 2012. The Local Partnership paid the affiliate property management fees in the amount of five percent of its gross rental revenues and data processing fees. The amounts paid were approximately $91,000 for the year ended December 31, 2012. On October 31, 2012, the former affiliate ceased to manage the property and management was transferred to a third party.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. There were no advances received by the Partnership during the years ended December 31, 2013 and 2012. The Partnership may receive future advances of funds from the General Partner, although the General Partner is not obligated to provide such advances.

Bethesda and its affiliates owned 397 limited partnership interests (the "Units") in the Partnership representing 55% of the outstanding Units in the Partnership at December 31, 2013. It is possible that Bethesda or its affiliates will acquire additional Units in the Partnership either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

The General Partner has no directors.

Item 14.

Principal Accounting Fees and Services

Ernst & Young LLP was previously the independent registered public accounting firm for the Partnership. On June 7, 2013, that firm was dismissed and Carter & Company CPA, LLC was engaged as independent auditors for the year ended December 31, 2013. The managing General Partner has reappointed Carter & Company, CPA, LLC as independent auditors to audit the financial statements of the Partnership for 2014. The aggregate fees billed for services rendered for 2013 and 2012 are described below:

Audit Fees.  Fees for audit services totaled approximately $20,000 and $35,000 for 2013 and 2012, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $10,000 and $19,000 for 2013 and 2012, respectively.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

(a)

The following financial statements of the Partnership are included in Item 8:

Balance Sheets - December 31, 2013 and 2012.

Statements of Operations - Years ended December 31, 2013 and 2012.

Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2013 and 2012.

Statements of Cash Flows - Years ended December 31, 2013 and 2012.

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

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

By: NATIONAL PARTNERSHIP INVESTMENTS, LLC.
General Partner

Date: April 15, 2014	By: /s/Brian Flaherty
Brian Flaherty
Senior Managing Director

Date: April 15, 2014	By: /s/Joseph Dryden
Joseph Dryden
Director of Reporting

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Brian Flaherty	Senior Managing Director	Date: April 15, 2014
Brian Flaherty

/s/Joseph Dryden	Director of Reporting	Date: April 15, 2014
Joseph Dryden

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

14

Code of Ethics of National Tax Credit Investors II. Incorporated by reference to the Partnership's Annual Report on Form 10-K dated April 1, 2013.

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

101

XBRL (Extensible Business Reporting Language). The following materials from National Tax Credit Investors II’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statements of changes in partners’ (deficiency) capital, (iv) statements of cash flows, and (v) notes to financial statements (1)

(1)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.