Form 10-Q
period 2014-09-30
NATIONAL TAX CREDIT INVESTORS II
filed 2014-11-14
CIK 859921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

NATIONAL TAX CREDIT INVESTORS II

BALANCE SHEETS

 (In thousands)

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Investments in and advances to Local Partnerships	$ --	$ --
Cash and cash equivalents	3,114	3,577
Mortgage note receivable	3,478	3,478
Accounts receivable – limited partners	181	181
Other assets	54	54
Total assets	$ 6,827	$ 7,290

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses	$ 28	$ 32
Partners' (deficiency) capital:
General partner	(561)	(556)
Limited partners	7,360	7,814
Total partners’ (deficiency) capital	6,799	7,258
Total liabilities and partners' (deficiency) capital	$ 6,827	$ 7,290

 See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per interest data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues	$ --	$ --	$ --	$ --

Operating expenses:
Management fees - General Partner	16	27	47	80
General and administrative	17	16	58	42
Legal and accounting	12	16	48	64
Total operating expenses	45	59	153	186

Loss from partnership operations	(45)	(59)	(153)	(186)
Advances made to Local Limited
Partnerships recognized as expense	(112)	(325)	(306)	(1,005)
Equity in income (loss) of Local
Limited Partnerships and amortization
Of acquisition costs	--	--	--	(55)

Net income (loss)	$ (157)	$ (384)	$ (459)	$ (1,246)

Net income (loss) allocated to
general partners (1%)	$ (2)	$ (4)	$ (5)	$ (12)

Net income (loss) allocated to limited partners (99%)
partners (99%)	$ (155)	$ (380)	$ (454)	$ (1,234)

Net income (loss) per limited partnership interest	$ (2.15)	$ (5.28)	$ (6.30)	$ (17.12)

See Accompanying Notes to Financial Statements

2

NATIONAL TAX CREDIT INVESTORS II

STATEMENT OF CHANGES IN PARTNERS’ (DEFICIENCY) CAPITAL

(Unaudited)

(In thousands)

	General Partner	Limited Partners	Total

Partners’ (deficiency) capital,
December 31, 2013	$ (556)	$ 7,814	$ 7,258

Net loss for the nine
months ended September 30, 2014	(5)	(454)	(459)

Partners’ (deficiency) capital,
September 30, 2014	$ (561)	$ 7,360	$ 6,799

See Accompanying Notes to Financial Statements

3

NATIONAL TAX CREDIT INVESTORS II

STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$ (459)	$ (1,246)
Adjustments to reconcile net income to net cash used in
operating activities:
Equity in loss of Local Partnerships and amortization
of acquisition costs	0	55
Change in accounts:
Advance made to Local Partnership recognized
as expense
Accounts Receivable	306	1,005
Accounts payable and accrued expenses	(4)	(20)
Net cash used in operating activities	(157)	(206)

Cash flows provided by investing activities:
Advance to Local Partnerships	(306)	(1,005)
Net cash provided by investing activities	(306)	(1,005)

Net increase (decrease) in cash and cash equivalents	(463)	(1,211)
Cash and cash equivalents, beginning of period	3,577	5,163

Cash and cash equivalents, end of period	$ 3,114	$ 3,952

See Accompanying Notes to Financial Statements

4

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

At September 30, 2014 and December 31, 2013, the Partnership had outstanding 72,017 limited partnership interests.

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

Mortgage Note Receivable

The Partnership reviews its mortgage note receivable whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During the quarter ended March 31, 2013 it was determined there was an impairment of $55,000 which reduced the mortgage note receivable to $3,478,000. This amount was recorded as Equity in losses of Local Limited Partnerships. The Partnership has recorded its mortgage note receivable at the impaired balance of $3,478,000 at September 30, 2014 and December 31, 2013. No further impairments were recognized during the nine months ended September 30, 2014 or 2013.  See “Note 3 – Mortgage Note Receivable” for further information.

Impairment of Long-Lived Assets

The Partnership reviews long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. An impairment loss was not recognized during the nine months ended September 30, 2014 and 2013.

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners’ share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 72,017 and 72,032 for the three and nine months ended September 30, 2014 and 2013, respectively.

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

At September 30, 2014 and December 31, 2013, the Partnership held variable interests in two VIEs for which the Partnership was not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership.  In making this determination, the Partnership considered the following factors:

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

The two VIEs at September 30, 2014 consist of Local Partnerships that are directly engaged in the ownership and management of two apartment properties with a total of 355 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $3,478,000 at September 30, 2014 and December 31, 2013. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

NATIONAL TAX CREDIT INVESTORS II

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL PARTNERSHIPS

As of September 30, 2014 and December 31, 2013, the Partnership held limited partnership interests in two Local Partnerships, located in two states. As a limited partner of the Local Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their properties (the "Apartment Complexes"). The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

At September 30, 2014 and December 31, 2013, the Local Partnerships owned residential projects consisting of 355 apartment units.

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

NATIONAL TAX CREDIT INVESTORS II

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL PARTNERSHIPS (CONTINUED)

Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. There were no such distributions received during the nine months ended September 30, 2014 and 2013.

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

During September 2013, the Partnership entered into an Assignment and Assumption Agreement to assign its limited partnership interest in Michigan Beach to a third party for a total amount of $10.00. Additionally, during September 2013, the Partnership entered into a Loan Purchase Agreement with the same third party, to sell the second mortgage held by the Partnership for an amount equal to the outstanding principal on the Loan. In April 2014, the Partnership entered into an amendment to each of the Assignment and Assumption Agreement and the Loan Purchase Agreement to, among other things, extend the closing date for the transactions to December 31, 2014. As of September 30, 2014, the outstanding principal balance on the Loan was $3,596,000. The Registrant's investment balance in Michigan Beach was reduced to zero. The assignment and the Loan purchase are expected to close during 2014 and are subject to i) the consent of the United States Department of Housing and Urban Development and ii) the consent of Midland Loan Services, Inc. If either condition is not met prior to December 31, 2014, then the Assignment Agreement and the Loan Agreement would terminate. In the event that the closing does not timely occur due to the default by Assignee of its obligations under the Assignment Agreement or the Loan Agreement, then the Registrant will be entitled to keep the $1,000 escrow deposit made by Assignee in connection with the Loan Agreement. In the event that the closing does not timely occur due to the default by the Partnership, then the rights and obligations of both parties under both agreements terminate, except for certain indemnification rights.

As of September 30, 2014 and December 31, 2013, the investment balance in one of the two Local Partnerships had been reduced to zero. The Partnership's remaining investment balance relates to the mortgage note receivable, which is discussed in "Note 3 - Mortgage Note Receivable".

At times, advances are made to Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero or repayment is uncertain are charged to expense. The Partnership made advances of approximately $306,000 and $1,005,000 to Michigan Beach during the nine months ended September 30, 2014 and 2013, respectively, for operations and capital expenditures at the property. While not obligated to make advances to any of the Local Partnerships, the Partnership may make future advances in order to protect its economic investment in the Local Partnerships.

The following are estimated unaudited condensed combined statements of operations for the three and nine months ended September 30, 2014 and 2013 for the Local Partnerships in which the Partnership has investments (in thousands). The 2013 amounts exclude Jamestown Terrace and Virginia Park Meadows for which the Partnership assigned its limited partnership interest in 2013.

NATIONAL TAX CREDIT INVESTORS II

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues:
Rental and other income	$ 751	$ 736	$ 2,222	$ 2,123

Expenses
Operating expenses	513	423	1,541	1,268
Interest	149	142	449	428
Depreciation and amortization	136	132	409	395
Total expenses	798	697	2,399	2,091

Loss from continuing operations	$ (47)	$ 39	$ (177)	$ 32

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

The second mortgage accrues interest at a fixed rate of 6.11%. Semiannual payments from 50% of surplus cash are required and the note matures in July of 2031. There is an option to the noteholder to accelerate maturity of the second mortgage after October of 2008. There have been no payments made on the loan. The Partnership recognized approximately $55,000 in equity in loss from Michigan Beach during the nine months ended September 30, 2013, and reduced the carrying value of the mortgage note receivable. With respect to the second mortgage from Michigan Beach, the Partnership has fully reserved any accrued interest.

NOTE 4 – TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner for the following fees:

(a)

An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) at the beginning of the year is payable to the General Partner. For the nine months ended September 30, 2014 and 2013, partnership management fees in the amount of approximately $47,000 and $80,000, respectively were recorded as an expense.

(b)

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $22,000 for the nine months ended September 30, 2014 and 2013 and is included in general and administrative expenses.

NTC-II or another affiliate of the General Partner is the Local Operating General Partner in one of the Partnership's two Local Partnerships at September 30, 2014. In addition, NTC-II is typically either a special limited partner or an administrative general partner in each Local Partnership in which the Partnership has an investment.

NATIONAL TAX CREDIT INVESTORS II

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 4 – TRANSACTIONS WITH AFFILIATED PARTIES (CONTINUED)

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. There were no advances received by the Partnership during the nine months ended September 30, 2014 and 2013. The Partnership may receive future advances of funds from the General Partner although the General Partner is not obligated to provide such advances.

NOTE 5 – PARTNERSHIP INCOME TAXES

The Partnership was subject to a New Jersey tax based upon the number of resident and non-resident limited partners and apportionment of income related to the Partnership’s investment in certain Local Partnerships. During the year ended December 31, 2012, the Partnership paid approximately $66,000 as a required deposit for estimated 2012 New Jersey taxes, which was based on half of the previous year’s taxes. However, the Partnership’s estimate of the actual tax due for 2012 was approximately $12,000.  The remaining balance paid of approximately $54,000 is reflected as other asset on the accompanying balance sheet at September 30, 2014 and 2013. As a result of the sale of Countryside during 2012(Note 2), the Partnership is no longer subject to paying New Jersey taxes.

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At September 30, 2014, the Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

As of September 30, 2014 and December 31, 2013, the Partnership had cash and cash equivalents of approximately $3,114,000 and $3,577,000, respectively.  The decrease in cash and cash equivalents of approximately $463,000 is due to approximately $306,000 of cash for advances to Michigan Beach for capital improvements and recognized as expense.

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

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. There were no advances received by the Partnership during the nine months ended September 30, 2014 and 2013. The Partnership may receive future advances of funds from the General Partner although the General Partner is not obligated to provide such advances.

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

Results of Operations

The Partnership was formed to provide various benefits to its Limited Partners. It is not expected that any of the Local Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to Limited Partners in any material amount. The Partnership accounts for its investments in the Local Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Partnerships. The investments in both Local Partnerships have been reduced to zero as of September 30, 2014. As discussed in Note 3 included in the financial statements in “Item 1. Financial Statements”, during 2006 the Partnership acquired the mortgage note receivable with respect to a Local Partnership that is obligated under the mortgage note.

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

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  During the nine months ended September 30, 2013, the Partnership recognized equity in loss of approximately $55,000, from one Local Partnership, Michigan Beach, that reduced the carrying amount of the mortgage note receivable due from the Local Partnership.

At times, advances are made to Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero or repayment is uncertain are charged to expense. The Partnership made advances of approximately $306,000 and $1,005,000 to Michigan Beach during the nine months ended September 30, 2014 and 2013, respectively, for operations and capital expenditures at the property. While not obligated to make advances to any of the Local Partnerships, the Partnership may make future advances in order to protect its economic investment in the Local Partnerships.

At September 30, 2014, the investment balance in one of the two Local Partnerships had been reduced to zero. The Partnership's remaining investment balance relates to the mortgage note receivable.

The Partnership’s net loss for the three and nine months ended September 30, 2014 was approximately $157,000 and $459,000 compared to net loss of approximately $384,000 and $1,246,000 for the three and nine months ended September 30, 2013. The decrease in net loss is due to a decrease in advances recognized as expense and a decrease in loss on sale of investment interest.

A recurring Partnership expense is the annual partnership management fee.  The fee, as defined in the Partnership Agreement, is payable to the General Partner and is calculated at 0.5% of the Partnership’s invested assets as of the beginning of the year.  The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of Partnership affairs. Management fees were approximately $47,000 and $80,000 for the nine months ended September 30, 2014 and 2013, and approximately $16,000 and $27,000 for the three months ended September 30, 2014 and 2013.

Operating expenses, exclusive of the management fee, consist of legal and accounting expenses for services rendered to the Partnership, tax expense and general and administrative expenses. Legal and accounting expenses were approximately $48,000 and $64,000 for the nine months ended September 30, 2014 and 2013, respectively, and $12,000 and $16,000 for the three months ended September 30, 2014 and 2013. General and administrative expenses were approximately $58,000 and $42,000 for the nine months ended September 30, 2014 and 2013, and $17,000 and $16,000 for the three months ended September 30, 2014 and 2013. The increase is due to an increase in investor services fee due to a change in transfer agents.

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

Other

Bethesda and its affiliates owned 926 limited partnership interests (the "Interests") in the Partnership representing 1.29% of the outstanding Interests in the Partnership at September 30, 2014. It is possible that Bethesda or its affiliates will acquire additional Interests in the Partnership either through private purchases or tender offers. Pursuant to the Partnership Agreement, interest holders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

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

At September 30, 2014 and December 31, 2013, the Partnership held variable interests in two VIEs for which the Partnership was not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

The two VIEs at September 30, 2014 consist of Local Partnerships that are directly engaged in the ownership and management of two apartment properties with a total of 355 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $3,478,000 at September 30, 2014 and December 31, 2013. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

By: National Partnership Investments Corp.
General Partner

Date: November 14, 2014	By: /s/Brian Flaherty
Brian Flaherty
Senior Managing Director

Date: November 14, 2014	By: /s/Joseph Dryden
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

XBRL (Extensible Business Reporting Language). The following materials from National Tax Credit Investors II’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ (deficiency) capital, (iv) statements of cash flows, and (v) notes to financial statements (1)

(1)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.