Form 10-K
period 2014-12-31
NATIONAL TAX CREDIT INVESTORS II
filed 2015-03-31
CIK 859921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Prior to 2011, the Partnership lost its interest in 28 Local Partnerships through the sale of the property held by the Local Partnership, foreclosure, or the sale of Partnership interests. During 2011, the Partnership sold its limited partnership interest in four of the Local Partnerships owning residential projects consisting of 237 apartment units. During 2012, the Partnership sold its limited partnership interest in one of the Local Partnerships owning residential projects consisting of 180 apartment units. During 2013, the Partnership assigned its Partnership interest in two Local Partnerships owning residential projects consisting of 139 units. As of December 31, 2014, the Partnership held limited partnership interests in two Local Partnerships located in two states. Each of these Local Partnerships owns a project that is eligible for the Housing Tax Credit. One of the Local Partnerships also benefits from government programs promoting low or moderate income housing.

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

Item 1A.

Risk Factors

Not applicable.

Item 2.

Properties

During 2014, most of the projects in which NTCI-II had invested were substantially rented. The following is a schedule of the occupancy status as of December 31, 2014 and 2014 of the projects owned by Local Partnerships in which NTCI-II is a limited partner.

SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS

IN WHICH NTCI-II HAS AN INVESTMENT

DECEMBER 31, 2014

		Financed,	Occupancy
		Insured	Percentage
		and	for the Years Ended
	No. of	Subsidized	December 31,
Name and Location	Units	Under	2014	2013

Lincoln Grove Apartments
Greensboro, NC	116	--	71%	73%
Michigan Beach Apartments
Chicago, IL	239	(A)	95%	93%

(A)

The mortgage is insured by HUD.

The following table details the Partnership’s ownership percentages of the Local Partnerships and the cost of acquisition of such ownership.  All interests are limited partner interests.  The total mortgage and other encumbrances on each property for each of the Local Partnerships as of December 31, 2014 are also included.

	NTCI-II	Original Cost
	Percentage	of Ownership	Mortgage	Notes
Name and Location	Interest	Interest	Notes	Payable
		(in thousands)	(in thousands)	(in thousands)
Lincoln Grove Apartments
Greensboro, NC	99.00%	$ 840	$ 2,047	$ 0
Michigan Beach Apartments
Chicago, IL	98.90%	$ 1,575	$ 12,561	$ 7,224

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

During September 2013, the Partnership entered into an Assignment and Assumption Agreement to assign its limited partnership interest in Michigan Beach to a third party for a total amount of $10.00. Additionally, during September 2013, the Partnership entered into a Loan Purchase Agreement with the same third party, to sell the second mortgage held by the Partnership for an amount equal to the outstanding principal on the Loan. In April 2014 and December 2014, the Partnership entered into an amendment and a second amendment to each of the Assignment and Assumption Agreement and the Loan Purchase Agreement to, among other things, extend the closing date for the transaction to December 31, 2014 and March 31, 2015, respectively. As of December 31, 2014, the outstanding principal balance on the Loan was $3,596,000. The Registrant’s investment balance in Michigan Beach was reduced to zero. The assignment and the Loan purchase are expected to close during 2015 and are subject to i) the consent of the United States Department of Housing and Urban Development and ii) the consent of Midland Loan Services, Inc. If either condition is not met prior to March 31, 2015, then the Assignment Agreement and the Loan Agreement would terminate. In the event that the closing does not timely occur due to the default by Assignee of its obligations under the Assignment Agreement or the Loan Agreement, then the Registrant will be entitled to keep the $1,000 escrow deposit made by Assignee in connection with the Loan Agreement. In the event that the closing does not timely occur due to the default by the Partnership, then the rights and obligations of both parties under both agreements terminate, except for certain indemnification rights.

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

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The limited partnership interests (the “Units”) are not traded on a public exchange but were sold through a public offering managed by PaineWebber Incorporated.  It is not anticipated that any active public market will develop for the purchase and sale of any limited partnership interest, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership.  A Unit may not be transferred but can be assigned only if certain requirements in the Partnership Agreement are satisfied.  At December 31, 2014, there were 2,688 registered holders of 72,007 Units in the Partnership. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to limited partners in circumstances other than refinancing or disposition of its investments in Local Partnerships. There were no distributions from the Partnership during the years ended December 31, 2014 and 2013.

Bethesda and its affiliates owned 1,133 Units in the Partnership representing 1.57% of the outstanding Units in the Partnership at December 31, 2014. It is possible that Bethesda or its affiliates will acquire additional Units in the Partnership either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

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

As of December 31, 2014 and 2013, the Partnership had cash and cash equivalents of approximately $3,023,000 and $3,577,000, respectively. The decrease in cash and cash equivalents of approximately $554,000 was due to approximately $306,000 of cash used in investing activities for advances, and approximately $248,000 of cash used in operating activities.

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

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. There were no advances received by the Partnership during the years ended December 31, 2014 and 2013. The Partnership may receive future advances of funds from the General Partner, although the General Partner is not obligated to provide such advances.

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

Results of Operations

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once the Partnership’s investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of the Partnership’s investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  During the years ended December 31, 2014 and 2013, the Partnership recognized equity in loss of approximately $0 and $55,000, respectively, from one Local Partnership, Michigan Beach, that reduced the carrying amount of the mortgage note receivable due from the Local Partnership. There were no distributions received in 2014 or 2013.

At times, advances are made to Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero are charged to expense. The Partnership made advances of approximately $306,000 and $1,344,000 to Michigan Beach during the years ended December 31, 2014 and 2013, respectively, for deferred capital needs. While not obligated to make advances to any of the Local Partnerships, the Partnership may make future advances in order to protect its economic investment in the Local Partnerships.

At December 31, 2014, the investment balance in the Local Partnerships had been reduced to zero.

The Partnership’s net loss for the years ended December 31, 2014 and 2013 was approximately $542,000 and $1,633,000, respectively.  The decrease in net loss for the year ended December 31, 2014 is due to a decrease in advances made to local partnerships that are charged to expense.

A recurring Partnership expense is the annual partnership management fee.  The fee, as defined in the Partnership Agreement, is payable to the General Partner and is calculated at 0.5% of the Partnership’s invested assets as of the beginning of the year. The management fee represents the annual recurring fee which will be paid to the General Partner for the General Partner’s management of the Partnership’s affairs. For the years ended December 31, 2014 and 2013, management fees were approximately $64,000 and $107,000, respectively.

Operating expenses, exclusive of the management fee, consist of legal and accounting expenses for services rendered to the Partnership, tax expense and general and administrative expenses. Legal and accounting expenses were approximately $79,000 and $83,000 for the years ended December 31, 2014 and 2013, respectively. General and administrative expenses were approximately $93,000 and $54,000 for the years ended December 31, 2014 and 2013, respectively.

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

At December 31, 2014 and 2013, the Partnership held variable interests in two VIEs for which the Partnership was not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

The two VIEs at December 31, 2014 consisted of Local Partnerships that were directly engaged in the ownership and management of two apartment properties with a total of 355 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $3,478,000 at December 31, 2014 and 2013.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage of 98.90% to 99%. Distributions of surplus cash from operations of the Local Partnerships are restricted by the Local Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a percentage, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Partnership. For the other Local Partnership, distributions of surplus cash are not restricted. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Partnership’s partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Partnership.

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

Financial Statements and Supplementary Data

NATIONAL TAX CREDIT INVESTORS II

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets – December 31, 2014 and 2013

Statements of Operations – Years ended December 31, 2014 and 2013

Statements of Changes in Partners’ Capital (Deficiency) – Years ended December 31, 2014 and 2013

Statements of Cash Flows – Years ended December 31, 2014 and 2013

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

National Tax Credit Investors II

We have audited the accompanying balance sheets of National Tax Credit Investors II as of December 31, 2014 and 2013, and the related statements of operations, changes in partners' capital(deficiency) and cash flows for the years ended December 31, 2014 and 2013. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of National Tax Credit Investors II at December 31, 2014 and 2013, and the results of its operations and its cash flows for the years ended December 31, 2014 and 2013, in conformity with U.S. generally accepted accounting principles.

Destin, Florida

March 31, 2015

NATIONAL TAX CREDIT INVESTORS II

BALANCE SHEETS

(In thousands)

	December 31,
	2014	2013
ASSETS

Cash and cash equivalents	$ 3,023	$ 3,577
Mortgage note receivable	3,478	3,478
Accounts receivable – limited partners	181	181
Other assets	54	54
Total assets	$ 6,736	$ 7,290

LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Liabilities:
Accounts payable and accrued expenses	$ 20	$ 32

Partners' capital (deficiency):
General partner	(561)	(556)
Limited partners	7,277	7,814
Total partners’ capital (deficiency)	6,716	7,258
Total liabilities and partners' capital (deficiency)	$ 6,736	$ 7,290

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENTS OF OPERATIONS

(In thousands, except per interest data)

	Years Ended
	December 31,
	2014	2013

Revenues
Interest income	$ --	$ --
Other income	--	--
Total revenues

Operating expenses:
Management fees – General Partner	64	107
General and administrative	93	54
Legal and accounting	79	83
Total operating expenses	236	244

Loss from partnership operations	(236)	(244)
Gain on sales of limited partnership interests
In Local Partnerships	--	10
Advance recognized as expense as income (loss)	(306)	(1,344)
Equity in loss of Local Partnerships	--	(55)

Net income (loss)	$ (542)	$ (1,633)

Net income (loss) allocated to general partners (1%)	$ (5)	$ (16)
Net income (loss) allocated to limited partners (99%)	$ (537)	$ (1,617)

Net income (loss) per limited partnership interest	$ (7.46)	$ (22.45)

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENTS OF CHANGES IN PARTNERS'(DEFICIENCY) CAPITAL

(In thousands)

	General	Limited
	Partners	Partners	Total

Partners' capital (deficiency), January 1, 2013	$ (540)	$ 9,431	$ 8,891

Net income (loss) for the year ended December 31, 2013	(16)	(1,617)	(1,633)

Partners' capital (deficiency), December 31, 2013	(556)	7,814	7,258

Net income (loss) for the year ended December 31, 2014	(5)	(537)	(542)

Partners’ capital (deficiency), December 31, 2014	$ (561)	$ 7,277	$ 6,716

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	December 31,
	2014	2013

Cash flows from operating activities:
Net income (loss)	$ (542)	$ (1,633)
Adjustments to reconcile net income to net cash used in operating activities:
Gain from sales of limited partnership
interests in Local Partnerships	--	(10)
Advances made to Local Partnerships recognized as expense	306	1,344
Equity in loss of Local Partnerships		55
Change in accounts:
Accounts payable and accrued expenses	(12)	(8)
Net cash (used in)operating activities	(248)	(252)

Cash flows from investing activities:
Advance to Local Partnership	(306)	(1,344)
Proceeds from sales of limited partnership interests in Local Partnerships	--	10
Net cash provided by investing activities	(306)	(1,334)

Net increase (decrease) in cash and cash equivalents	(554)	(1,586)
Cash and cash equivalents, beginning of year	3,577	5,163
Cash and cash equivalents, end of year	$ 3,023	$ 3,577

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

At December 31, 2014 and 2013, the Partnership had outstanding 72,007 and 72,017 limited partnership interests, respectively.

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

Net Income (loss)and distribution Per Limited Partnership Interest

Net income (loss) per limited partnership interest and distribution per limited partnership interest was computed by dividing the limited partners' share of net income (loss) and distributions by the number of limited partnership interests outstanding at the beginning of the year.  The number of limited partnership interests used was 72,017 and 72,032 for the years ended December 31, 2014 and 2013, respectively.

Abandoned Interests

During 2014 and 2013, the number of limited partnership interests decreased by 10 and 15 units, respectively, due to limited partners abandoning their interests. In abandoning his or her partnership interests, a limited partner relinquishes all right, title and interest in the Partnership as of the date of the abandonment.

Mortgage Note Receivable

The Partnership reviews its mortgage note receivable whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  The Partnership has recorded its mortgage note receivable at December 31, 2014 and December 31, 2013 at the amount at which the Partnership ultimately expects to receive. See “Note 3 – Mortgage Note Receivable” for further information.

Impairment of Long-Lived Assets

The Partnership reviews long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. There were no impairment losses recognized during the years ended December 31, 2014 and 2013.

Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At December 31, 2014, the Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

At December 31, 2014 and 2013, the Partnership held variable interests in two VIEs for which the Partnership was not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership.  In making this determination, the Partnership considered the following factors:

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

The two VIEs at December 31, 2014 consisted of Local Partnerships that were directly engaged in the ownership and management of two apartment properties with a total of 355 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $3,478,000 at December 31, 2014 and 2013. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 - Investments In and Advances to Local Partnerships

As of December 31, 2014 and 2013, the Partnership holds limited partnership interests in two Local Partnerships, located in two states. As a limited partner of the Local Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their properties (the "Apartment Complexes"). The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

At December 31, 2014 and 2013, the Local Partnerships own residential projects consisting of 355 apartment units. During the year ended December 31, 2013, the Partnership sold its limited partnership interest in two of the Local Partnerships owning residential projects consisting of 139 apartment units.

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

NATIONAL TAX CREDIT INVESTORS II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note 2 - Investments In and Advances to Local Partnerships (continued)

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges. See “Note 1 – Organization and Summary of Significant Accounting Policies” for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, the Partnership does not recognize losses once the Partnership’s investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the year ended December 31, 2014 and 2013, there were no such distributions received.

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

During September 2013, the Partnership entered into an Assignment and Assumption Agreement to assign its limited partnership interest in Michigan Beach to a third party for a total amount of $10.00. Additionally, during September 2013, the Partnership entered into a Loan Purchase Agreement with the same third party, to sell the second mortgage held by the Partnership for an amount equal to the outstanding principal on the Loan. In April 2014 and December 2014, the Partnership entered into an amendment and a second amendment to each of the Assignment and Assumption Agreement and the Loan Purchase Agreement to, among other things, extend the closing date for the transaction to December 31, 2014 and March 31, 2015, respectively. As of December 31, 2014, the outstanding principal balance on the Loan was $3,596,000. The Registrant’s investment balance in Michigan Beach was reduced to zero. The assignment and the Loan purchase are expected to close during 2015 and are subject to i) the consent of the United States Department of Housing and Urban Development and ii) the consent of Midland Loan Services, Inc.  If either condition is not met prior to March 31, 2015, then the Assignment Agreement and the Loan Agreement would terminate. In the event that the closing does not timely occur due to the default by Assignee of its obligations under the Assignment Agreement or the Loan Agreement, then the Registrant will be entitled to keep the $1,000 escrow deposit made by Assignee in connection with the Loan Agreement. In the event that the closing does not timely occur due to the default by the Partnership, then the rights and obligations of both parties under both agreements terminate, except for certain indemnification rights.

As of December 31, 2014 and 2013, the investment balance in one of the two Local Partnerships had been reduced to zero. The Partnership’s remaining investment balance relates to the mortgage note receivable, which is discussed in “Note 3 – Mortgage Note Receivable”.

At times, advances are made to Local Partnerships. Advances made by the Partnership to the individual Local Partnerships

NATIONAL TAX CREDIT INVESTORS II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero are charged to expense. The Partnership made advances of approximately $306,000 and $1,344,000 to Michigan Beach during the years ended December 31, 2014 and 2013, respectively, for deferred capital needs. While not obligated to make advances to any of the Local Partnerships, the Partnership may make future advances in order to protect its economic investment in the Local Partnerships.

The difference between the investment per the accompanying balance sheets at December 31, 2014 and 2013 and the equity per the Local Partnerships' condensed combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Partnerships, costs capitalized to the investment account, and cumulative distributions recognized as income.

The Partnership’s value of its investments and its equity in the income/loss and/or distributions from the Local Partnerships are, for certain Local Partnerships, individually, not material to the overall financial position of the Partnership. The financial information from the unaudited condensed combined financial statements of such Local Partnerships at December 31, 2014 and 2013 and for each of the two years in the period then ended is presented below.  The Partnership’s value of its investment in Michigan Beach Limited Partnership, (the “Material Investee”) is considered material to the Partnership’s financial position and amounts included below for the Material Investee are included on an audited basis.

NATIONAL TAX CREDIT INVESTORS II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note 2 - Investments In and Advances to Local Partnerships (continued)

The following are estimated unaudited condensed combined statements of operations for the years ended December 31, 2014 and 2013 for the Local Partnerships in which the Partnership has investments. The 2013 amounts exclude Jamestown and Virginia Park, for which the Partnership assigned its limited partnership interest in October 2013.

Condensed Combined Balance Sheets of the Local Partnerships
(in thousands)
	December 31, 2014
	Unaudited	Material Investee	Total

Assets:
Land	$ 112	$ 1,013	$ 1,125
Building and improvements	4,109	10,599	14,708
Accumulated depreciation	(2,462)	(4,821)	(7,283)
Other assets	37	595	632
Total assets	$ 1,796	$ 7,386	$ 9,182

Liabilities and Partners Deficit:
Liabilities:
Mortgage notes payable and interest	$ 2,047	$ 19,785	$ 21,832
Other liabilities	277	366	643
Partners’ deficit	(528)	(12,765)	(13,293)

Total liabilities and partners' deficit	$ 1,796	$ 7,386	$ 9,182

Condensed Combined Balance Sheets of the Local Partnerships
(in thousands)
	December 31, 2013
	Unaudited	Material Investee	Total

Assets:
Land	$ 112	$ 1,010	$ 1,122
Building and improvements	4,109	9,751	13,860
Accumulated depreciation	(2,355)	(4,393)	(6,748)
Other assets	67	588	655
Total assets	$ 1,933	$ 6,956	$ 8,889

Liabilities and Partners Deficit:
Liabilities:
Mortgage notes payable and interest	$ 2,047	$ 19,046	$ 21,093
Other liabilities	284	422	706
Partners’ deficit	(398)	(12,512)	(12,910)

Total liabilities and partners' deficit	$ 1,933	$ 6,956	$ 8,889

NATIONAL TAX CREDIT INVESTORS II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note 2 - Investments In and Advances to Local Partnerships (continued)

Condensed Combined Results of Operations of the Local Partnerships
(in thousands)
	December 31, 2014
	Unaudited	Material Investee	Total

Rental and other	$ 412	$ 2,708	$ 3,120

Expenses:
Operating expenses	413	1,882	2,295
Interest and entity expenses	24	645	669

Depreciation and amortization	107	434	541
Total expenses	544	2,961	3,505

Income (loss) from continuing operations	$ (132)	$ (253)	$ (385)

Condensed Combined Results of Operations of the Local Partnerships
(in thousands)
	December 31, 2013
	Unaudited	Material Investee	Total

Rental and other	$ 430	$ 2,433	$ 2,863

Expenses:
Operating expenses	384	1,648	2,032
Interest and entity expenses	24	599	623

Depreciation and amortization	114	430	544
Total expenses	522	2,677	3,199

Income (loss) from continuing operations	$ (92)	$ (244)	$ (336)

NATIONAL TAX CREDIT INVESTORS II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

Real Estate and Accumulated Depreciation of Local Partnerships

The following tables exclude the Local Partnerships sold in 2014 and 2013 as described above.

(1) Schedule of Encumbrances and Investment Properties (all amounts unaudited except for those amounts relative to the Material Investee and are the gross amounts at which carried at December 31, 2014) (in thousands):

Description	Encumbrances	Land	Buildings And Related Personal Property	Total	Accumulated Depreciation
Lincoln Grove	$ 2,047	$ 112	$ 4,109	$ 4,221	$ 2,462
Michigan Beach	19,785	1,013	10,599	11,612	4,821
Total	$ 21,832	$ 1,125	$ 14,708	$ 15,833	$ 7,283

(2) Reconciliation of real estate (all amounts unaudited except for those amounts relative to the Material Investee) (in thousands):

December 31, 2014
	Unaudited	Material Investee	Total

Real Estate:
Balance at beginning of year	$ 4,221	$ 10,761	$ 14,982
Improvements	0	851	851
Balance at end of year	$ 4,221	$ 11,612	$ 15,833

December 31, 2013
	Unaudited	Material Investee	Total

Real Estate:
Balance at beginning of year	$ 4,210	$ 9,065	$ 13,275
Improvements	11	1,696	1,707
Balance at end of year	$ 4,221	$ 10,761	$ 14,982

NATIONAL TAX CREDIT INVESTORS II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note 2 - Investments In and Advances to Local Partnerships (continued)

(3) Reconciliation of accumulated depreciation (all amounts unaudited except for those amounts relative to the Material Investee) (in thousands):

December 31, 2014
	Unaudited	Material Investee	Total

Accumulated depreciation:
Balance at beginning of year	$ 2,355	$ 4,393	$ 6,748
Depreciation expense	107	428	535
Balance at end of year	$ 2,462	$ 4,821	$ 7,283

December 31, 2013
	Unaudited	Material Investee	Total

Accumulated depreciation:
Balance at beginning of year	$ 2,241	$ 3,967	$ 6,208
Depreciation expense	114	426	540
Balance at end of year	$ 2,355	$ 4,393	$ 6,748

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

The second mortgage accrues interest at a fixed rate of 6.11%.  Semiannual payments from 50% of surplus cash are required and the note matures in July of 2031.  There is an option to the noteholder to accelerate maturity of the second mortgage after October of 2008. There have been no payments made on the loan. The Partnership recognized approximately $0 and $55,000 in equity in loss from Michigan Beach during the years ended December 31, 2014 and 2013, respectively, and reduced the carrying value of the mortgage note receivable. With respect to the second mortgage from Michigan Beach, the Partnership has fully reserved any accrued interest.

NATIONAL TAX CREDIT INVESTORS II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

The following is a summary of the mortgage note receivable activity for the years ended December 31, 2014 and 2013 (in thousands):
	2014	2013
Mortgage note receivable balance, beginning of year	$ 3,478	$ 3,533
Equity in losses of Local Partnership	--	(55)
Mortgage note receivable balance, end of year	$ 3,478	$ 3,478

NATIONAL TAX CREDIT INVESTORS II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note 4 – Transactions with Affiliated Parties

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner for the following fees:

(a)

An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) at the beginning of the year is payable to the General Partner. For the years ended December 31, 2014 and 2013, partnership management fees in the amount of approximately $64,000 and $107,000, respectively, were recorded as an expense.

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

(c)

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $29,000 for the years ended December 31, 2014 and 2013, and is included in general and administrative expenses.

NTC-II is typically either a special limited partner or an administrative general partner in each Local Partnership in which the Partnership has an investment.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. There were no advances received by the Partnership during the years ended December 31, 2014 and 2013. The Partnership may receive future advances of funds from the General Partner although the General Partner is not obligated to provide such advances.

Bethesda and its affiliates owned 1,133 limited partnership interests (the "Units") in the Partnership representing 1.57% of the outstanding Units in the Partnership at December 31, 2014. It is possible that Bethesda or its affiliates will acquire additional Units in the Partnership either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to

NATIONAL TAX CREDIT INVESTORS II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note 4 – Transactions with Affiliated Parties - continued

remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

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

A reconciliation between the Partnership’s reported net income and the net income (loss) per tax return follows (in thousands, except per limited partnership interest):

	Years Ended December 31,
	2014	2013

Net income (loss) per financial statements	$ (542)	$ (1,633)
Investment in Local Partnerships	1,094	4,903
Net income (loss) per tax return	$ 552	$ 3,270
Net income (loss) per limited partnership interest	$ 7.59	$ 44.95

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net assets at December 31, 2014 and 2013 (in thousands):
	2014	2013

Net assets as reported	$ 6,716	$ 7,258
Add (deduct):
Deferred offering costs and intangibles	12,323	12,500
Investment in Local Partnerships	(7,907)	(8,073)
Other	95	95
Net assets – Federal tax basis	$ 11,227	$ 11,780

The Partnership was subject to a New Jersey tax based upon the number of resident and non-resident limited partners and apportionment of income related to the Partnership’s investment in certain Local Partnerships. For the year ended December 31, 2012 the expense related to this tax is reflected in tax expense in the accompanying statements of operations. During the year ended December 31, 2012, the Partnership paid approximately $66,000 as a required deposit for estimated 2012 New Jersey taxes, which was based on half of the previous year’s taxes. However, the Partnership’s estimate of the actual tax due for 2012 was approximately $12,000.  The remaining balance paid of approximately $54,000 is reflected as another asset on the accompanying balance sheet at December 31, 2014 and 2013. As a result of the sale of Countryside during 2012, the Partnership is no longer subject to pay New Jersey taxes.

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

Item 9A.

Controls and Procedures

(a)

Disclosure Controls and Procedures

The Partnership’s management, with the participation of the Senior Managing Director and VP of Finance/CFO of National Partnership Investments, LLC, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Senior Managing Director and VP of Finance/CFO of National Partnership Investments, LLC, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2014.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on the Partnership’s management’s assessment, the Partnership’s management concluded that, as of December 31, 2014, the Partnership’s internal control over financial reporting is effective.

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

(b)

Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position
Brian Flaherty	46	Senior Managing Director
Joseph Dryden	53	VP of Finance/CFO

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

Mr. Joseph Dryden is the VP of Finance/CFO of the general partner of the Partnership and of Bethesda Holdings, II, LLC, and the Chief Financial Officer of the Partnership since October 3, 2013. Since August 2013, Mr. Dryden has worked with McGrath Investment Management, LLC, most recently as CFO. Mr. Dryden joins the Partnership from Republic-Financial, a multinational finance and private equity firm he joined in March 2010, where he served as Republic’s Corporate Controller. As the Corporate Controller, Mr. Dryden was responsible for the development and management of highly complex multi-level consolidated audited financial statements. Prior to Republic, Mr. Dryden was the CFO for Decision Display, a Denver based audio visual company specializing in high tech command centers and control rooms he joined in 2005. In this role Mr. Dryden was responsible for all accounting and finance functions including all financial reporting, detailed cash management and forecasting and also managed the company’s banking relationships. Additionally, from 2007 to 2010 Mr. Dryden was the President of Dryden Consulting, an accounting and management consulting firm specializing in GAAP and SEC reporting, internal and external audit assistance and Sarbanes-Oxley compliance.  Dryden Consulting’s client list included 1st Data, AIMCO, Crocs, Woodward Governor, McData, and several other large publicly traded companies. Mr. Dryden’s expertise in GAAP financial reporting, SEC reporting, cash management and process improvement will enable him to create immediate value for the company.  Mr. Dryden received a Bachelor of Arts Degree in Accounting from Clarke University in 1984.

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

Item 11.

Executive Compensation

None of the officers received any remuneration from the Partnership for the year ended December 31, 2014.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters

(a)

Security Ownership of Certain Beneficial Owners

The General Partner owns all of the outstanding general partnership interests of the Partnership. One person controlling three entities is known to own beneficially in excess of 5 percent of the outstanding limited partnership interests.

Entity	Units	Percentage
Bethesda Holdings II, LLC	1,133	1.57%
Ira J. Gaines	4,569	6.35%

(b)

None of the officers of the General Partner own directly or beneficially any limited partnership interests in the Partnership.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner for the following fees:

(a)

An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) at the beginning of the year is payable to the General Partner. For the years ended December 31, 2014 and 2013, partnership management fees in the amount of approximately $64,000 and $107,000, respectively, were recorded as an expense.

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

(c)

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $29,000 for the years ended December 31, 2014 and 2013, and is included in general and administrative expenses.

NTC-II is typically either a special limited partner or an administrative general partner in each Local Partnership in which the Partnership has an investment.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. There were no advances received by the Partnership during the years ended December 31, 2014 and 2013. The Partnership may receive future advances of funds from the General Partner, although the General Partner is not obligated to provide such advances.

Bethesda and its affiliates owned 1,133 limited partnership interests (the "Units") in the Partnership representing 1.57% of the outstanding Units in the Partnership at December 31, 2014. It is possible that Bethesda or its affiliates will acquire additional Units in the Partnership either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

The General Partner has no directors.

Item 14.

Principal Accounting Fees and Services

Ernst & Young LLP was previously the independent registered public accounting firm for the Partnership. On June 7, 2013, that firm was dismissed and Carter & Company CPA, LLC was engaged as independent auditors for the year ended December 31, 2013. The managing General Partner has reappointed Carter & Company, CPA, LLC as independent auditors to audit the financial statements of the Partnership for 2014. The aggregate fees billed for services rendered for 2014 and 2013 are described below:

Audit Fees.  Fees for audit services totaled approximately $14,500 and $20,000 for 2014 and 2013, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $10,000 and $10,000 for 2014 and 2013, respectively.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

(a)

The following financial statements of the Partnership are included in Item 8:

Balance Sheets - December 31, 2014 and 2013.

Statements of Operations - Years ended December 31, 2014 and 2013.

Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2014 and 2013.

Statements of Cash Flows - Years ended December 31, 2014 and 2013.

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

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

By: NATIONAL PARTNERSHIP INVESTMENTS, LLC.
General Partner

Date: March 31,2015	By: /s/Brian Flaherty
Brian Flaherty
Senior Managing Director

Date: March 31, 2015	By: /s/Joseph Dryden
Joseph Dryden
VP of Finance/CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Brian Flaherty	Senior Managing Director	Date: March 31, 2015
Brian Flaherty

/s/Joseph Dryden	VP of Finance/CFO	Date: March 31, 2015
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

101

XBRL (Extensible Business Reporting Language). The following materials from National Tax Credit Investors II’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statements of changes in partners’ (deficiency) capital, (iv) statements of cash flows, and (v) notes to financial statements (1)

(1)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.