Form 10-Q
period 2015-06-30
NATIONAL TAX CREDIT INVESTORS II
filed 2015-08-14
CIK 859921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

[ ] Yes  [X] No

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

NATIONAL TAX CREDIT INVESTORS II

BALANCE SHEETS

(In thousands)

	June 30,	December 31,
	2015	2014
	(Unaudited)

ASSETS

Cash and cash equivalents	$ 2,886	$ 3,023
Mortgage note receivable	3,478	3,478
Accounts receivable – limited partners	181	181
Other assets	0	54
Total assets	$ 6,545	$ 6,736

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses	$ 26	$ 20
Total Liabilities	26	20
Partners' (deficiency) capital:
General partner	(563)	(561)
Limited partners	7,082	7,277
Total partners’ (deficiency) capital	6,519	6,716
Total liabilities and partners' (deficiency) capital	$ 6,545	$ 6,736

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per interest data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues	$ --	$ --	$ --	$ --

Operating expenses:
Management fees - General Partner	16	16	31	31
General and administrative	10	25	27	41
Legal and accounting	27	16	40	36
Total operating expenses	53	57	98	108

Loss from partnership operations	(53)	(57)	(98)	(108)
Advances made to Local Limited Partnerships recognized as expense	0	(105)	(99)	(194)

Net income (loss)	$ (53)	$ (162)	$ (197)	$ (302)

Net income (loss) allocated to general partners (1%)	$ (1)	$ (2)	$ (2)	$ (3)

Net income (loss) allocated to limited partners (99%)	$ (52)	$ (160)	$ (195)	$ (299)

Net income (loss) per limited partnership interest	$ (.72)	$ (2.22)	$ (2.71)	$ (4.15)

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENT OF CHANGES IN PARTNERS’ (DEFICIENCY) CAPITAL

(Unaudited)

(In thousands)

	General	Limited
	Partner	Partners	Total

Partners’ (deficiency) capital, December 31, 2014	$ (561)	$ 7,277	$ 6,716

Net loss for the six months ended June 30, 2015	(2)	(195)	(197)

Partners’ (deficiency) capital, June 30, 2015	$ (563)	$ 7,082	$ 6,519

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$ (197)	$ (302)
Adjustments to reconcile net income to net cash used in
operating activities:
Change in accounts:
Advance made to Local Partnership recognized as expense	99	194
Accounts payable and accrued expenses	6	(18)
Net cash used in operating activities	(92)	(126)

Cash flows provided by investing activities:
Advance to Local Partnerships	(99)	(194)
Tax refund	54	0
Net cash provided by investing activities	(45)	(194)

Cash flows provided by financing activities:
Advances from affiliates	0	10
Net cash provided by financing activities	0	10

Net increase (decrease) in cash and cash equivalents	(137)	(310)
Cash and cash equivalents, beginning of period	3,023	3,577
Cash and cash equivalents, end of period	$ 2,886	$ 3,267

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

At June 30, 2015 and December 31, 2014, the Partnership had outstanding 72,007 limited partnership interests.

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

Mortgage Note Receivable

The Partnership reviews its mortgage note receivable whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Partnership has recorded its mortgage note receivable at the impaired balance of $3,478,000 at June 30, 2015 and December 31, 2014. No further impairments were recognized during the six months ended June 30, 2015 or 2014.  See “Note 3 – Mortgage Note Receivable” for further information.

Impairment of Long-Lived Assets

The Partnership reviews long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. An impairment loss was not recognized during the six months ended June 30, 2015 and 2014.

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners’ share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 72,007 and 72,017 for the three and six months ended June 30, 2015 and 2014, respectively.

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

At June 30, 2015 and December 31, 2014, the Partnership held variable interests in two VIEs for which the Partnership was not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership.  In making this determination, the Partnership considered the following factors:

•the general partners conduct and manage the business of the Local Partnerships;

•the general partners have the responsibility for and sole discretion over selecting a property management agent for the Local Partnerships’ underlying real estate properties;

•the general partners are responsible for approving operating and capital budgets for the properties owned by the Local Partnerships;

•the general partners are obligated to fund any recourse obligations of the Local Partnerships;

•the general partners are authorized to borrow funds on behalf of the Local Partnerships; and

•the Partnership, as a limited partner in each of the Local Partnerships, does not have the ability to direct or otherwise significantly influence the activities of the Local Partnerships that most significantly impact such entities’ economic performance.

The two VIEs at June 30, 2015 consist of Local Partnerships that are directly engaged in the ownership and management of two apartment properties with a total of 355 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $3,478,000 at June 30, 2015 and December 31, 2014. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Note 2 - Investments In and Advances to Local Partnerships

As of June 30, 2015 and December 31, 2014, the Partnership held limited partnership interests in two Local Partnerships, located in two states. As a limited partner of the Local Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their properties (the "Apartment Complexes"). The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

At June 30, 2015 and December 31, 2014, the Local Partnerships owned residential projects consisting of 355 apartment units.

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

Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. There were no such distributions received during the six months ended June 30, 2015 and 2014.

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

During September 2013, the Partnership entered into an Assignment and Assumption Agreement to assign its limited partnership interest in Michigan Beach to a third party for a total amount of $10.00. Additionally, during September 2013, the Partnership entered into a Loan Purchase Agreement with the same third party, to sell the second mortgage held by the Partnership for an amount equal to the outstanding principal on the Loan. In June 2015, the Partnership entered into an eighth amendment to each of the Assignment and Assumption Agreement and the Loan Purchase Agreement to, among other things, extend the closing date for the transaction to August 18, 2015. As of June 30, 2015, the outstanding principal balance on the Loan was $3,596,000. The Registrant's investment balance in Michigan Beach was reduced to zero. The assignment and the Loan purchase are expected to close during 2015 and are subject to i) the consent of the United States Department of Housing and Urban Development and ii) the consent of Midland Loan Services, Inc. If either condition is not met prior to closing, then the Assignment Agreement and the Loan Agreement would terminate. In the event that the closing does not timely occur due to the default by Assignee of its obligations under the Assignment Agreement or the Loan Agreement, then the Registrant will be entitled to keep the $1,000 escrow deposit made by Assignee in connection with the Loan Agreement. In the event that the closing does not timely occur due to the default by the Partnership, then the rights and obligations of both parties under both agreements terminate, except for certain indemnification rights.

NATIONAL TAX CREDIT INVESTORS II
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)

As of June 30, 2015 and December 31, 2014, the investment balance in one of the two Local Partnerships had been reduced to zero. The Partnership's remaining investment balance relates to the mortgage note receivable, which is discussed in "Note 3 - Mortgage Note Receivable".

At times, advances are made to Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero or repayment is uncertain are charged to expense. The Partnership made advances of approximately $99,000 and $194,000 to Michigan Beach during the six months ended June 30, 2015 and 2014, respectively. While not obligated to make advances to any of the Local Partnerships, the Partnership may make future advances in order to protect its economic investment in the Local Partnerships.

The following are estimated unaudited condensed combined statements of operations for the six months ended June 30, 2015 and 2014 for the Local Partnerships in which the Partnership has investments (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Rental and other income	$ 789	$ 754	$ 1,555	$ 1,470
Expenses
Operating expenses	562	514	1,146	1,028
Interest	168	150	336	300
Depreciation and amortization	136	137	271	273
Total expenses	866	801	1,753	1,601
Loss from continuing operations	$ (77)	$ (47)	$ (198)	$ (131)

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

The second mortgage accrues interest at a fixed rate of 6.11%. Semiannual payments from 50% of surplus cash are required and the note matures in July of 2031. There is an option to the noteholder to accelerate maturity of the second mortgage after October of 2008. There have been no payments made on the loan. The Partnership has recorded its mortgage note receivable at the impaired balance of $3,478,000 at June 30, 2015 and December 31, 2014. With respect to the second mortgage from Michigan Beach, the Partnership has fully reserved any accrued interest.

Note 4 – Transactions with Affiliated Parties

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner for the following fees:

(a)An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) at the beginning of the year is payable to the General Partner. For the six months ended June 30, 2015 and 2014, partnership management fees in the amount of approximately $31,000 were recorded as an expense.

(b)The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $14,000 for the six months ended June 30, 2015 and 2014, respectively, and is included in general and administrative expenses.

NATIONAL TAX CREDIT INVESTORS II
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4 – Transactions with Affiliated Parties (continued)

NTC-II or another affiliate of the General Partner is the Local Operating General Partner in one of the Partnership's two Local Partnerships at June 30, 2015. In addition, NTC-II is typically either a special limited partner or an administrative general partner in each Local Partnership in which the Partnership has an investment.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. There were no advances received by the Partnership during the six months ended June 30, 2015 and 2014. The Partnership may receive future advances of funds from the General Partner although the General Partner is not obligated to provide such advances.

Note 5 – Partnership Income Taxes

The Partnership was subject to a New Jersey tax based upon the number of resident and non-resident limited partners and apportionment of income related to the Partnership’s investment in certain Local Partnerships. During the year ended December 31, 2012, the Partnership paid approximately $66,000 as a required deposit for estimated 2012 New Jersey taxes, which was based on half of the previous year’s taxes. However, the Partnership’s estimate of the actual tax due for 2012 was approximately zero. The amount was refunded April 2015. As a result of the sale of Countryside during 2012, the Partnership is no longer subject to paying New Jersey taxes.

Note 6 – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At June 30, 2015, the Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

Note 7 - Contingencies

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

Note 8 - Subsequent Event

NTCI II sold its LP interest in Lincoln Grove on July 6, 2015 to the local general partner for $15,000.

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

As of June 30, 2015 and December 31, 2014, the Partnership had cash and cash equivalents of approximately $2,892,000 and $3,023,000, respectively.  The decrease in cash and cash equivalents of approximately $131,000 is due partially to approximately $99,000 of cash for advances to Michigan Beach.

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

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. There were no advances received by the Partnership during the six months ended June 30, 2015 and 2014. The Partnership may receive future advances of funds from the General Partner although the General Partner is not obligated to provide such advances.

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

Results of Operations

The Partnership was formed to provide various benefits to its Limited Partners. It is not expected that any of the Local Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to Limited Partners in any material amount. The Partnership accounts for its investments in the Local Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Partnerships. The investments in both Local Partnerships have been reduced to zero as of June 30, 2015. As discussed in Note 3 included in the financial statements in “Item 1. Financial Statements”, during 2006 the Partnership acquired the mortgage note receivable with respect to a Local Partnership that is obligated under the mortgage note.

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

At times, advances are made to Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero or repayment is uncertain are charged to expense. The Partnership made advances of approximately $99,000 and $194,000 to Michigan Beach during the six months ended June 30, 2015 and 2014, respectively, for operations and capital expenditures at the property. While not obligated to make advances to any of the Local Partnerships, the Partnership may make future advances in order to protect its economic investment in the Local Partnerships.

At June 30, 2015, the investment balance in one of the two Local Partnerships had been reduced to zero. The Partnership's remaining investment balance relates to the mortgage note receivable.

A recurring Partnership expense is the annual partnership management fee.  The fee, as defined in the Partnership Agreement, is payable to the General Partner and is calculated at 0.5% of the Partnership’s invested assets as of the beginning of the year.  The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of Partnership affairs. Management fees were approximately $31,000 for the six months ended June 30, 2015 and 2014, and approximately $16,000 for the three months ended June 30, 2015 and 2014.

Operating expenses, exclusive of the management fee, consist of legal and accounting expenses for services rendered to the Partnership, tax expense and general and administrative expenses. Legal and accounting expenses were approximately $40,000 and $36,000 for the six months ended June 30, 2015 and 2014, respectively, and $27,000 and $16,000 for the three months ended June 30, 2015 and 2014. The increase in legal expense is due to legal fees related to Michigan Beach. General and administrative expenses were approximately $27,000 and $41,000 for the six months ended June 30, 2015 and 2014, and $10,000 and $25,000 for the three months ended June 30, 2015 and 2014. The decrease in General and Administrative expenses was primarily due to the reversal of tax expense related to the refund of New Jersey taxes.

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

Other

Bethesda and its affiliates owned 1,492.55 limited partnership interests (the "Interests") in the Partnership representing 2.073% of the outstanding Interests in the Partnership at June 30, 2015. It is possible that Bethesda or its affiliates will acquire additional Interests in the Partnership either through private purchases or tender offers. Pursuant to the Partnership Agreement, interest holders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

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

At June 30, 2015 and December 31, 2014, the Partnership held variable interests in two VIEs for which the Partnership was not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

•the general partners conduct and manage the business of the Local Partnerships;

•the general partners have the responsibility for and sole discretion over selecting a property management agent for the Local Partnerships’ underlying real estate properties;

•the general partners are responsible for approving operating and capital budgets for the properties owned by the Local Partnerships;

•the general partners are obligated to fund any recourse obligations of the Local Partnerships;

•the general partners are authorized to borrow funds on behalf of the Local Partnerships; and

•the Partnership, as a limited partner in each of the Local Partnerships, does not have the ability to direct or otherwise significantly influence the activities of the Local Partnerships that most significantly impact such entities’ economic performance.

The two VIEs at June 30, 2015 consist of Local Partnerships that are directly engaged in the ownership and management of two apartment properties with a total of 355 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $3,478,000 at June 30, 2015 and December 31, 2014. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

(a)Disclosure Controls and Procedures.

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

(b)Changes in Internal Control Over Financial Reporting.

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

PART II - OTHER INFORMATION

Item 5.   Exhibits

See Exhibit Index Attached.

The agreements included as exhibits to this Form 10-Q contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•may apply standards of materiality in a way that is different from what may be viewed as material to an investor; and

•were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

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

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

By: National Partnership Investments Corp.
General Partner

Date: August 14, 2015	By: /s/Brian Flaherty
Brian Flaherty
Senior Managing Director

Date: August 14, 2015	By: /s/Joseph Dryden
Joseph Dryden
Senior V.P. of Finance/CFO

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

101

XBRL (Extensible Business Reporting Language). The following materials from National Tax Credit Investors II’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ (deficiency) capital, (iv) statements of cash flows, and (v) notes to financial statements (1)

(1)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.