Form 10-Q
period 2015-09-30
NATIONAL TAX CREDIT INVESTORS II
filed 2015-11-13
CIK 859921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

 [ ] Yes  [X] No

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

NATIONAL TAX CREDIT INVESTORS II

BALANCE SHEETS

(In thousands)

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

Cash and cash equivalents	$ 965	$ 3,023
Mortgage note receivable	--	3,478
Accounts receivable – limited partners	--	181
Other assets	--	54
Total assets	$ 965	$ 6,736

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accrued fees due to partners	$ 1	$ --
Accounts payable and accrued expenses	17	20
Total liabilities	18	20
Partners' (deficiency) capital:
General partner	(618)	(561)
Limited partners	1,565	7,277
Total partners’ (deficiency) capital	947	6,716
Total liabilities and partners' (deficiency) capital	$ 965	$ 6,736

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per interest data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues	$ --	$ --	$ --	$ --

Operating expenses:
Management fees - General Partner	16	16	48	47
General and administrative	32	17	59	58
Legal and accounting	16	12	55	48
Total operating expenses	64	45	162	153

Loss from partnership operations	(64)	(45)	(162)	(153)
Advances made to Local Limited Partnerships recognized as expense	--	(112)	(99)	(306)
Gain/Loss on sale of partnership interest	134	--	134	--

Net income (loss)	$ 70	$ (157)	$ (127)	$ (459)

Net income (loss) allocated to general partners (1%)	$ 1	$ (2)	$ (1)	$ (5)

Net income (loss) allocated to limited partners (99%)	$ 69	$ (155)	$ (126)	$ (454)

Net income (loss) per limited partnership interest	$ .96	$ (2.15)	$ (1.75)	$ (6.30)

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENT OF CHANGES IN PARTNERS’ (DEFICIENCY) CAPITAL

(Unaudited)

(In thousands)

	General	Limited
	Partner	Partners	Total

Partners’ (deficiency) capital, December 31, 2014	$ (561)	$ 7,277	$ 6,716

Distributions to partners	(56)	(5,586)	(5,642)
Net loss for the nine months ended September 30, 2015	(1)	(126)	(127)

Partners’ (deficiency) capital, September 30, 2015	$ (618)	$ 1,565	$ 947

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT INVESTORS II

STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$ (127)	$ (459)
Adjustments to reconcile net income to net cash used in operating activities:
Change in accounts:
Advance made to Local Partnership recognized as expense	99	306
Gain on sale of limited partner interest	(134)	--
Accrued fees due to partners	1	--
Accounts payable and accrued expenses	(3)	(4)
Net cash used in operating activities	(164)	(157)

Cash flows provided by investing activities:
Advance to Local Partnerships	(99)	(306)
Proceeds from sale of interest in Local Limited Partnership	134	--
Mortgage note receivable repayments	3,478	--
Other Assets	54	--
Net cash provided by investing activities	3,567	(306)

Cash flows provided by financing activities:
Distributions to partners	(5,461)	--
Net cash provided by financing activities	(5,461)	--

Net increase (decrease) in cash and cash equivalents	(2,058)	(463)
Cash and cash equivalents, beginning of period	3,023	3,577

Cash and cash equivalents, end of period	$ 965	$ 3,114

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

At September 30, 2015 and December 31, 2014, the Partnership had outstanding 72,007 limited partnership interests.

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

Mortgage Note Receivable

The Partnership reviews its mortgage note receivable whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Partnership has recorded its mortgage note receivable at the impaired balance of $3,478,000 at December 31, 2014. The mortgage was repaid during August 2015. No further impairments were recognized during the nine months ended September 30, 2015 or 2014.  See “Note 3 – Mortgage Note Receivable” for further information.

Impairment of Long-Lived Assets

The Partnership reviews long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. An impairment loss was not recognized during the nine months ended September 30, 2015 and 2014.

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners’ share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 72,007 and 72,017 for the three and nine months ended September 30, 2015 and 2014, respectively.

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

At September 30, 2015 and December 31, 2014, the Partnership held variable interests in zero and two VIEs for which the Partnership was not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership.  In making this determination, the Partnership considered the following factors:

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

The two VIEs at December 31, 2014 consisted of Local Partnerships that are directly engaged in the ownership and management of two apartment properties with a total of 355 units. The Partnership was involved with those VIEs as a non-controlling limited partner equity holder. The Partnership sold its Partnership interest in the two VIE’s during July and August 2015.

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

Note 2 - Investments In and Advances to Local Partnerships

As of September 30, 2015 and December 31, 2014, the Partnership held limited partnership interests in zero and two Local Partnerships, located in two states. As a limited partner of the Local Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their properties (the "Apartment Complexes"). The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

At December 31, 2014, the Local Partnerships owned residential projects consisting of 355 apartment units.

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

Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. There were no such distributions received during the nine months ended September 30, 2015 and 2014.

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

During September 2013, the Partnership entered into an Assignment and Assumption Agreement to assign its limited partnership interest in Michigan Beach to a third party for a total amount of $10.00. Additionally, during September 2013, the Partnership entered into a Loan Purchase Agreement with the same third party, to sell the second mortgage held by the Partnership for an amount equal to the outstanding principal on the Loan. In June 2015, the Partnership entered into an eighth amendment to each of the Assignment and Assumption Agreement and the Loan Purchase Agreement to, among other things, extend the closing date for the transaction to August 18, 2015. The sale closed on August 18, 2015 for approximately $3,596,000 which was applied $3,478,000 to repayment of the mortgage and $118,000 to gain on sale of partnership interest.

In July 2015, the Partnership assigned its limited partnership interest in Lincoln Grove to an affiliate of the Local Operating General Partner for a total of $15,000. This amount was recognized as a gain on sales of limited partnership interest in Local Partnerships.

As of December 31, 2014, the investment balance in one of the two Local Partnerships had been reduced to zero. The Partnership's remaining investment balance related to the mortgage note receivable, which is discussed in "Note 3 - Mortgage Note Receivable".

At times, advances are made to Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero or repayment is uncertain are charged to expense. The Partnership made advances of approximately $99,000 and $306,000 to Michigan Beach during the nine months ended September 30, 2015 and 2014, respectively. While not obligated to make advances to any of the Local Partnerships, the Partnership did so in order to protect its economic investment in the Local Partnerships.

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

The second mortgage accrues interest at a fixed rate of 6.11%. Semiannual payments from 50% of surplus cash are required and the note matures in July of 2031. There is an option to the noteholder to accelerate maturity of the second mortgage after October of

2008. Proceeds from the sale of the Partnership were used to pay off the loan in August 2015. The Partnership recorded its mortgage note receivable at the impaired balance of $3,478,000 at December 31, 2014. With respect to the second mortgage from Michigan Beach, the Partnership had fully reserved any accrued interest.

Note 4 – Transactions with Affiliated Parties

Under the terms of its Partnership Agreement, the Partnership is obligated to the General Partner for the following fees:

(a)

An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) at the beginning of the year is payable to the General Partner. For the nine months ended September 30, 2015 and 2014, partnership management fees in the amount of approximately $48,000 and $47,000, respectively, were recorded as an expense.

 (b)

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $22,000 for the nine months ended September 30, 2015 and 2014, respectively, and is included in general and administrative expenses.

NTC-II or another affiliate of the General Partner is the Local Operating General Partner in one of the Partnership's two Local Partnerships at December 31, 2014. In addition, NTC-II is typically either a special limited partner or an administrative general partner in each Local Partnership in which the Partnership has an investment.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. There were no advances received by the Partnership during the nine months ended September 30, 2015 and 2014. The Partnership may receive future advances of funds from the General Partner although the General Partner is not obligated to provide such advances.

NATIONAL TAX CREDIT INVESTORS II

NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)

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

Note 6 – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At September 30, 2015, the Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

As of September 30, 2015 and December 31, 2014, the Partnership had cash and cash equivalents of approximately $965,000 and $3,023,000, respectively. The decrease in cash and cash equivalents of approximately $2,058,000 is due partially to approximately $3,611,000 of cash received for sales of partnership interests less cash distributions paid of approximately $5,461,000.

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

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. There were no advances received by the Partnership during the nine months ended September 30, 2015 and 2014. The Partnership may receive future advances of funds from the General Partner although the General Partner is not obligated to provide such advances.

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

Results of Operations

The Partnership was formed to provide various benefits to its Limited Partners. It is not expected that any of the Local Partnerships in which the Partnership has invested will generate operating cash flow sufficient to provide for distributions to Limited Partners in any material amount. The Partnership sold its partnership interest in both Local Partnerships in July and August 2015 for approximately $3,612,000 which was applied $3,478,000 to repayment of the mortgage and $134,000 to gain or loss on sale of Partnership interest. The Partnership accounts for its investments in the Local Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Partnerships. The Partnership had no investments in Local Partnerships as of September 30, 2015.

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

At times, advances are made to Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero or repayment is uncertain are charged to expense. The Partnership made advances of approximately $99,000 and $306,000 to Michigan Beach during the nine months ended September 30, 2015 and 2014, respectively, for operations and capital expenditures at the property. While not obligated to make advances to any of the Local Partnerships, the Partnership may make future advances in order to protect its economic investment in the Local Partnerships.

At September 30, 2015, the Partnership had no investments in Local Partnerships.

A recurring Partnership expense is the annual partnership management fee.  The fee, as defined in the Partnership Agreement, is payable to the General Partner and is calculated at 0.5% of the Partnership’s invested assets as of the beginning of the year.  The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of Partnership affairs. Management fees were approximately $48,000 and $47,000 for the nine months ended September 30, 2015 and 2014, respectively, and approximately $16,000 for the three months ended September 30, 2015 and 2014.

Operating expenses, exclusive of the management fee, consist of legal and accounting expenses for services rendered to the Partnership, tax expense and general and administrative expenses. Legal and accounting expenses were approximately $55,000 and $48,000 for the nine months ended September 30, 2015 and 2014, respectively, and $16,000 and $12,000 for the three months ended September 30, 2015 and 2014. The increase in legal expense is due to legal fees related to Michigan Beach. General and administrative expenses were approximately $59,000 and $58,000 for the nine months ended September 30, 2015 and 2014, and $32,000 and $17,000 for the three months ended September 30, 2015 and 2014. The increase in General and Administrative expenses was primarily due to an increase in investor relations expense.

Off-Balance Sheet Arrangements

At December 31, 2014, the Partnership owned limited partnership interests in two unconsolidated Local Partnerships, in which the Partnership’s ownership percentage ranges from 98.9% to 99.0%.  However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, did not have control or a contractual relationship with the Local Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 1. Financial Statements”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Partnerships is limited to the recorded investments in and receivables from the Local Partnerships.  See “Note 2 – Investments In and Advances to Local Partnerships” of the financial statements in “Item 1. Financial Statements” for additional information about the Partnership’s investments in unconsolidated Local Partnerships.

Other

Bethesda and its affiliates owned 1,595.89 limited partnership interests (the "Interests") in the Partnership representing 2.216% of the outstanding Interests in the Partnership at September 30, 2015. It is possible that Bethesda or its affiliates will acquire additional Interests in the Partnership either through private purchases or tender offers. Pursuant to the Partnership Agreement, interest holders holding a majority of the Interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

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

At September 30, 2015 and December 31, 2014, the Partnership held variable interests in zero and two VIEs for which the Partnership was not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership.  In making this determination, the Partnership considered the following factors:

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

The two VIEs at December 31, 2014 consisted of Local Partnerships that are directly engaged in the ownership and management of two apartment properties with a total of 355 units. The Partnership was involved with those VIEs as a non-controlling limited partner equity holder. The Partnership sold its Partnership interest in the two VIE’s during July and August 2015.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.

Controls And Procedures

(a)

Disclosure Controls and Procedures.

The Partnership’s management, with the participation of the Senior Managing Director and Senior VP of Finance/CFO of Bethesda, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Senior Managing Director and VP of Finance/CFO of Bethesda, who are the equivalent of the Partnership’s principal executive officer and chief financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

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

NATIONAL TAX CREDIT INVESTORS II
(a California limited partnership)

By: National Partnership Investments Corp.
General Partner

Date: November 13, 2015	By: /s/Brian Flaherty
Brian Flaherty
Senior Managing Director

Date: November 13, 2015	By: /s/Joseph Dryden
Joseph Dryden
Senior V.P. of Finance/CFO

NATIONAL TAX CREDIT INVESTORS II

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3	Partnership Agreement (herein incorporated by reference to the Partnership's Form S-11 Registration No. 33-27658).

31.1	Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the equivalent of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

XBRL (Extensible Business Reporting Language). The following materials from National Tax Credit Investors II’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ (deficiency) capital, (iv) statements of cash flows, and (v) notes to financial statements (1)

(1)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.